Form 10-Q
period 2016-06-30
Goldman Sachs Private Middle Market Credit LLC
filed 2016-10-21
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55660

Goldman Sachs Private Middle Market Credit LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-3233378
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 West Street, New York, New York	10282
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 902-0300

Not Applicable

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐	Non-accelerated filer:	X	Smaller reporting company:	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐    NO  X

The number of the registrant’s limited liability company common units outstanding at October 20, 2016 was 1,681,503.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in Post-effective Amendment No.1 to our Registration Statement on Form 10, filed on September 19, 2016, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ, from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the strength of the U.S. economic recovery;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended;
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	the ability of our investment advisor to attract and retain highly talented professionals; and
•	the impact on our business from new or amended legislation or regulations.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit LLC

Statement of Financial Condition

(unaudited)

June 30, 2016
Assets

Cash	$100
Deferred offering costs	1,186,659
Deferred financing costs	303,373

Total assets	$1,490,132

Liabilities

Accrued deferred offering costs	$1,186,659
Accrued organization costs	338,063
Accrued deferred financing costs	303,373

Total liabilities	$1,828,095

Commitments and Contingencies (Note 4)

Members’ Capital

Preferred units (no units issued and outstanding)	$–
Common units (1 unit issued and outstanding)	100
Accumulated investment loss	(338,063)

TOTAL MEMBERS’ CAPITAL	$(337,963)

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,490,132

Net asset value per unit	$(337,963)

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit LLC

Statement of Operations

(unaudited)

For the period from June 9, 2016 (inception) to June 30, 2016
Investment Income:
Interest Income	$–

Total investment income	$–

Expenses:
Organization costs	$338,063

Total expenses	$338,063

NET INVESTMENT LOSS	$(338,063)

NET DECREASE IN MEMBERS’ CAPITAL RESULTING FROM OPERATIONS	$(338,063)

Loss per unit	$(338,063)
Weighted average units outstanding	1

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit LLC

Statement of Changes in Members’ Capital

(Unaudited)

For the period from June 9, 2016 (inception) to June 30, 2016
Decrease in Members’ Capital resulting from operations:
Net investment loss	$(338,063)

Decrease in Members’ Capital resulting from operations	$(338,063)

Capital transactions:
Issuance of common units	$100

Net increase (decrease) in Members’ Capital resulting from capital transactions	$100

TOTAL INCREASE (DECREASE) IN MEMBERS’ CAPITAL	$(337,963)

Members’ Capital at beginning of period	$–

Members’ Capital at end of period	$(337,963)

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit LLC

Statement of Cash Flows

(Unaudited)

For the period from June 9, 2016 (inception) to June 30, 2016
Cash flows from operating activities:
Net investment loss	$(338,063)
Adjustments to reconcile net decrease in Member’s Capital resulting from operations to net cash used for operating activities:
Increase in organization costs	338,063
Net cash provided used for operating activities	$–

Cash flows from financing activities:
Proceeds from issuance of common units	$100
Net cash provided by financing activities	$100

Net increase in cash	100
Cash, beginning of period	–
Cash, end of period	$100

Supplemental and non-cash financing activities
Accrued but unpaid deferred financing costs	$303,373
Accrued but unpaid deferred offering costs	$1,186,659

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit LLC

Notes to the Financial Statements

(Unaudited)

1.	ORGANIZATION

Goldman Sachs Private Middle Market Credit LLC (the “Company”) was initially established on December 23, 2015 as Private Middle Market Credit LP, a Delaware limited partnership, and was converted to a Delaware limited liability company on April 4, 2016. The Company intends to elect to be treated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 2016. As of June 30, 2016, the Company had not commenced investment operations.

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation. The Company will seek to achieve this objective primarily through investing in first lien, first lien/last-out unitranche and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments, primarily through direct originations.

Goldman Sachs Asset Management, L.P. (“GSAM”), a Delaware limited partnership and an affiliate of Goldman, Sachs & Co., is the investment adviser (the “Investment Adviser”) of the Company. The term “Goldman Sachs” refers to the Goldman Sachs Group, Inc., together with Goldman, Sachs & Co., GSAM and its other subsidiaries.

Credit Alternatives GP LLC (the “Initial Member”), an affiliate of the Investment Adviser, made a capital contribution to the Company of $100 on June 9, 2016 (inception) and served as the sole initial member of the Company as of June 30, 2016.

On May 6, 2016 (the “Initial Closing Date”), the Company began accepting subscription agreements (“Subscription Agreements”) from investors acquiring units in the Company’s private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the undrawn amount of their capital commitment to purchase units each time the Company delivers a drawdown notice. The final date on which the Company will accept Subscription Agreements will occur no later than six months following the Initial Closing Date (the “Final Closing Date”), provided that the board of directors (the “Board of Directors”) of the Company may extend the Final Closing Date by up to an additional six-month period in its discretion.

The investment period will commence on the Initial Closing Date and will continue until the second anniversary of the Final Closing Date, provided that it may be extended by the Board of Directors, in its discretion, for one additional six-month period, and, with the approval of a majority-in-interest of the unitholders, for up to one additional year thereafter. In addition, the Board of Directors may terminate the investment period at any time in its discretion.

The term of the Company will be seven years from the Final Closing Date, subject to the Board of Directors’ right to liquidate the Company at any time and to extend the term of the Company for up to two successive one-year periods. Upon the request of the Board of Directors and the approval of a majority-in-interest of the unitholders, the term of the Company may be further extended.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s functional currency is U.S. dollars and these financial statements have been prepared in that currency. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. These financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the financial statements.

The financial information reflects all normal recurring adjustments necessary for a fair presentation of the information for the period presented. The results for the period ended June 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”).

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2016, the Company held $100 in cash.

Foreign Currency Translation

Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the date of valuation; and (ii) purchases and sales of investments and income and expense items denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations will be included within the net realized and unrealized gains or losses on investment transactions.

Income Taxes

As of June 30, 2016, the Company was a single member limited liability company, which was a disregarded entity for U.S. tax purposes. As such, the Company has adopted an accounting policy of not recording a tax provision.

The Company intends to elect to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the Statement of Financial Condition of the Company.

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the unitholder’s tax basis in its units. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common unitholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to unitholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its unitholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. The specific tax characteristics of the Company’s distributions will be reported to unitholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

As of June 30, 2016, no dividends or distributions had been declared or paid by the Company.

Organization Costs

Organization costs include costs relating to the formation and organization of the Company. These costs are expensed as incurred. Upon the initial drawdown date, unitholders will bear such costs. Unitholders making capital commitments after the Initial Drawdown Date will bear a pro rata portion of such costs at the time of their first investment in the Company.

Deferred Offering Costs

Offering costs in connection with the continuous private offering of common units of the Company consist primarily of fees and expenses incurred in connection with the offering of units, including legal, printing and other costs, as well as costs associated with the preparation and filing of the Company’s registration statement on Form 10. Prior to the initial drawdown date, offering costs are recognized as a deferred charge and will be amortized on a straight line basis over 12 months beginning on the date of commencement of investment operations.

Deferred Financing Costs

In connection with the Company’s preparation of entering into a revolving credit facility (the “Revolving Credit Facility”), the Company has incurred certain legal fees, which have been recorded as deferred financing costs on the Statement of Financial Condition. These costs are recognized as a deferred charge and will be amortized over the life of the Revolving Credit Facility, beginning on the date the Company enters into the Revolving Credit Facility.

3.	SIGNIFICANT AGREEMENTS AND RELATED PARTIES

Investment Advisory Agreement

The Company entered into an investment advisory agreement effective as of April 11, 2016 (the “Investment Advisory Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser manages the Company’s investment program and related activities.

Management Fee

The Company pays the Investment Adviser a management fee (the “Management Fee”), payable quarterly in arrears, equal to 0.375% (i.e., an annual rate of 1.50%) of the average net asset value (“NAV”) of the Company (including un-invested cash and cash equivalents) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s NAV as of such quarter-end). The Management Fee for any partial quarter will be appropriately prorated.

No Management Fee had been accrued or paid as of June 30, 2016.

Incentive Fee

Pursuant to the Investment Advisory Agreement, the Company pays to the Investment Adviser an Incentive Fee (the “Incentive Fee”) as follows:

a)

First, no Incentive Fee will be payable to the Investment Adviser until the Company has made cumulative distributions pursuant to this clause (a) equal to aggregate Contributed Capital (as defined below);

b)

Second, no Incentive Fee will be payable to the Investment Adviser until the Company has made cumulative distributions pursuant to this clause (b) equal to a 7% return per annum, compounded annually, on aggregate unreturned Contributed Capital, from the date each capital contribution is made through the date such capital has been returned;

c)

Third, subject to clauses (a) and (b), the Investment Adviser will be entitled to an Incentive Fee equal to 100% of all amounts designated by the Company as proceeds intended for distribution and Incentive Fee payments, until such time as the cumulative Incentive Fee paid to the Investment Adviser pursuant to this clause (c) is equal to 15% of the amount by which the sum of (i) cumulative distributions to unitholders pursuant to clauses (a) and (b) above and (ii) the cumulative Incentive Fee previously paid to the Investment Adviser pursuant to this clause exceeds Contributed Capital; and

d)

Fourth, at any time that clause (c) has been satisfied, the Investment Adviser will be entitled to an Incentive Fee equal to 15% of all amounts designated by the Company as proceeds intended for distribution and Incentive Fee payments.

The Incentive Fee is calculated on a cumulative basis and the amount of the Incentive Fee payable prior to a proposed distribution will be determined and, if applicable, paid in accordance with the foregoing formula each time amounts are to be distributed to the unitholders. The Incentive Fee is a fee owed by the Company to the Investment Adviser and is not paid out of distributions made to unitholders.

In no event will an amount be paid with respect to the Incentive Fee to the extent it would cause the aggregate amount of the Company’s capital gains paid in respect of the Incentive Fee to exceed 20% of the Company’s realized capital gains computed net of all realized capital losses and unrealized capital depreciation, in each case determined on a cumulative basis from inception of the Company through the date of the proposed payment (the “Incentive Fee Cap”).

“Contributed Capital” is the aggregate amount of capital contributions that have been made by all unitholders in respect of their units to the Company. All distributions (or deemed distributions), including investment income (i.e. proceeds received in respect of interest payments, dividends and fees) and proceeds attributable to the repayment or disposition of any Investment, to unitholders will be considered a return of Contributed Capital. Unreturned Contributed Capital equals aggregate Contributed Capital minus cumulative distributions, but is never less than zero.

The term “proceeds intended for distribution and Incentive Fee payments” includes proceeds from the full or partial realization of the Company’s Investments and income from investing activities and may include return of capital, ordinary income and capital gains.

If, at the termination of the Company, the Investment Adviser has received aggregate payments of Incentive Fees in excess of the amount the Investment Adviser would have received had the Incentive Fees been determined upon such termination, then the Investment Adviser will reimburse the Company for the difference between the amount of Incentive Fees actually received and the amount determined at termination (the “Investment Adviser Reimbursement Obligation”). However, the Investment Adviser will not be required to reimburse the Company an amount greater than the aggregate Incentive Fees paid to the Investment Adviser, reduced by the excess (if any) of (a) the aggregate federal, state and local income tax liability the Investment Adviser incurred in connection with the payment of such Incentive Fees (assuming the highest marginal applicable federal and New York city and state income tax rates applied to such payments), over (b) an amount equal to the U.S. federal and state tax benefits available to the Investment Adviser by virtue of the payment made by the Investment Adviser pursuant to its Investment Adviser Reimbursement Obligation (assuming that, to the extent such payments are deductible by the Investment Adviser, the benefit of such deductions will be computed using the then highest marginal applicable federal and New York city and state income tax rates).

If the Investment Advisory Agreement is terminated prior to the termination of the Company (other than the Investment Adviser voluntarily terminating the agreement), the Company will pay to the Investment Adviser a final Incentive Fee payment (the “Final Incentive Fee Payment”). The Final Incentive Fee Payment will be calculated as of the date the Investment Advisory Agreement is terminated and will equal the amount of Incentive Fee that would be payable to the Investment Adviser if (a) all Investments were liquidated for their current value (but without taking into account any unrealized appreciation of any Investment), and any unamortized deferred Investment-related fees would be deemed accelerated, (b) the proceeds from such liquidation were used to pay all the Company’s outstanding liabilities, and (c) the remainder was distributed to unitholders and paid as Incentive Fee in accordance with the Incentive Fee waterfall described above for determining the amount of the Incentive Fee, subject to the Incentive Fee Cap. The Company will make the Final Incentive Fee Payment in cash on or immediately following the date the Investment Advisory Agreement is so terminated. The Investment Adviser Reimbursement Obligation will be determined as of the date of the termination of the Investment Advisory Agreement for purposes of the Final Incentive Fee Payment.

No Incentive Fee had been accrued or paid as of June 30, 2016.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap.

There was no reimbursement from the Investment Adviser as of June 30, 2016.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as it determines are commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s custodian (the “Custodian”).

No administration and custodian fees had been accrued or paid as of June 30, 2016.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. No transfer agent fees had been accrued or paid as of June 30, 2016.

4.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of June 30, 2016, the Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2016
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common units	$730,050,000	$730,050,000	$0%

Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure of the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

5.	EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit for the period from June 9, 2016 (inception) to June 30, 2016:

Numerator for basic and diluted earnings per unit - decrease in net assets resulting from operations	$(338,063)
Denominator for basic and diluted earnings per unit - weighted average units outstanding	1
Basic and diluted earnings per unit	$(338,063)

Diluted earnings per unit equal basic earnings per unit because there were no unit equivalents outstanding during the period presented.

6.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the period from June 9, 2016 (inception) to June 30, 2016:

For the period from June 9, 2016 (inception) to June 30, 2016
Per Unit Data:
Net asset value, beginning of period	$–
Net investment loss	(338,063)
Issuance of units	100

Total decrease in net assets	(337,963)

Net asset value, end of period	$(337,963)

Units outstanding, end of period	1
Total return based on net asset value(1)	(338,063)%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Members’ Capital, end of period	$(337,963)
Ratio of total expenses to average net assets(2)	200.12%
Ratio of net investment loss to average net assets(2)	(200.12)%
Ratio of total contributed capital to total committed capital, end of period	0.00%

(1)	Total return based on net asset value is calculated as the change in net asset value per unit during the period.
(2)	Not annualized.

7.	SUBSEQUENT EVENTS

Subsequent events after the Statement of Financial Condition date have been evaluated through the date the unaudited financial statements were available to be issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the financial statements.

On July 1, 2016, the Company formally commenced investment operations upon entry into its first investment commitment to a portfolio company.

On July 13, 2016, the Company elected to be regulated as a BDC under the Investment Company Act.

On September 11, 2016, the Company’s Registration Statement on Form 10 became effective and the Company became subject to the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the rules and regulations thereunder. These rules require the Company, among other things, to file with the Securities and Exchange Commission annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and the Company will be required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements to register securities pursuant to Section 12(g) of the Exchange Act.

Members’ Capital

On July 1, 2016, and July 12, 2016, the Company entered into subscription agreements with investors providing additional capital commitments of $45.85 million and $10.00 million, respectively. When combined with capital commitments made to the Company as of June 30, 2016, total capital commitments were $785.90 million.

The Company cancelled the Initial Member’s unit on July 12, 2016.

Capital Drawdowns

The following table summarizes the total common units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements subsequent to June 30, 2016:

Unit Issue Date	Units Issued	Proceeds Received
July 14, 2016	310,360	$31,036,000
July 15, 2016	4,000	400,000
August 23, 2016	160,219	15,718,000
September 15, 2016	1,206,924	117,885,000
Total capital drawdowns	1,681,503	$165,039,000

Revolving Credit Facility

The Company entered into a Revolving Credit Facility on July 18, 2016 with Bank of America, N.A. as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. The maximum principal amount of the Revolving Credit Facility is $250 million, subject to availability under the “Borrowing Base.” The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The Company has the ability to increase the maximum principal amount of the Revolving Credit Facility up to $750 million, subject to increasing commitments of existing lenders and/or obtaining commitments of new lenders and certain other conditions. The Revolving Credit Facility will mature on July 17, 2018, subject to extension with the consent of the Administrative Agent and the extending lenders, and certain other conditions.

Interest rates on obligations under the Revolving Credit Facility are based on either (i) the prevailing London Interbank Offered Rate (“LIBOR”) for one, two, three or six months plus 2.25% per annum or (ii) an alternate base rate (the greater of the prime rate of such commercial bank, the federal funds rate plus 0.50%, and LIBOR plus 1.00%) plus 1.25% per annum. The Company has the ability to elect either LIBOR or the alternative base rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company pays a fee of 0.25% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears.

Amounts drawn under the Revolving Credit Facility may be prepaid at any time without premium or penalty, subject to applicable breakage costs. Loans are subject to mandatory prepayment for amounts exceeding the Borrowing Base or the lenders’ aggregate commitment and to the extent required to comply with the Investment Company Act, as applied to BDCs. Transfers of interests in the Company’s common units by investors are subject to certain restrictions and may trigger mandatory prepayment obligations.

The Revolving Credit Facility is secured by a perfected first priority security interest in the unfunded capital commitments of the Company’s investors (with certain exceptions) and the proceeds thereof, including assignment of the right to make capital calls, receive and apply capital contributions, and enforce remedies and claims related thereto, and a pledge of the collateral account into which capital call proceeds are deposited. Additionally, under the Revolving Credit Facility, the lenders can directly require investors to fund their capital commitments, but lenders cannot seek recourse against a unitholder in excess of such unitholder’s obligation to contribute capital to the Company.

The Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation treatment as a “regulated investment company” under the Code and as a “business development company” under the Investment Company Act and restrictions on certain operations, including without limitation, certain distributions. The Revolving Credit Facility includes customary conditions precedent to draw-down of loans and customary events of default.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs Private Middle Market Credit LLC, unless otherwise specified. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We were formed as a Delaware limited partnership on December 23, 2015, and we converted to a Delaware limited liability company on April 4, 2016. We are conducting a private offering of our units to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We also intend to elect to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ending December 31, 2016. As a BDC and a RIC, we will be required to comply with certain regulatory requirements. As of June 30, 2016, we had not commenced investment operations.

Goldman Sachs Asset Management, L.P. (“GSAM”), a Delaware limited partnership and an affiliate of Goldman, Sachs & Co., is our investment adviser (the “Investment Adviser”). The term “Goldman Sachs” refers to the Goldman Sachs Group, Inc., together with Goldman, Sachs & Co., GSAM and its other subsidiaries.

Credit Alternatives GP LLC (the “Initial Member”), an affiliate of the Investment Adviser, made a capital contribution to us of $100 on June 9, 2016 and served as our sole initial member as of June 30, 2016.

We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, first lien/last-out unitranche and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. The securities in which we invest will generally not be rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service and lower than “BBB-” by Fitch Ratings or Standard & Poor’s Ratings Services). These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

“Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. From time to time, we may find another lender to provide the “first out” portion of such loan and retain a “last out” portion of the loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payments of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. The term “mezzanine” refers to a loan that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness.

We expect to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in private middle-market credit obligations and related instruments. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. “Middle market” is used to refer to companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) of between $5 million and $75 million annually. While, as a result of fluctuations in the net asset value (“NAV”) of one asset relative to another asset, private middle-market credit obligations and related instruments may represent less than 80% of our net assets (plus any borrowings for investment purposes) at any time, we may not invest, under normal circumstances, more than 20% of our net assets (plus any borrowings for investment purposes) in securities and other instruments that are not private middle-market credit obligations and related instruments. To the extent we determine to invest indirectly in private middle-market credit obligations and related instruments, we may invest through certain synthetic instruments, including derivatives, that have similar economic characteristics to private middle-market credit obligations. For purposes of determining compliance with our 80% policy, each applicable derivative instrument will be valued based upon its market value. We will notify unitholders at least 60 days prior to any change to the 80% investment policy described above.

We expect to directly or indirectly invest at least 70% of our total assets in middle-market companies domiciled in the United States. However, we may from time to time invest opportunistically in large U.S. companies, non-U.S. companies, stressed or distressed debt, structured products, private equity or other opportunities, subject to limits imposed by the Investment Company Act.

While our investment program is expected to focus primarily on debt investments, our investments may include equity features, such as a direct investment in the equity or convertible securities of a portfolio company or warrants or options to buy a minority interest in a portfolio company. Any warrants we may receive with debt securities will generally require only a nominal cost to exercise, so as a portfolio company appreciates in value, we may achieve additional investment return from these equity investments. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In many cases, we may also obtain registration rights in connection with these equity investments, which may include demand and “piggyback” registration rights.

KEY COMPONENTS OF OPERATIONS

Investments

We expect that our level of investment activity will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make.

As a BDC, we will not acquire any assets other than “qualifying assets” specified in the Investment Company Act, unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the Securities and Exchange Commission (the “SEC”), “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

Revenues

We expect to generate revenue in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments may provide for deferred interest payments or payment-in-kind interest. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date.

We expect to generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other Accounts (as defined below), which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fees as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

Expenses

We expect our primary operating expenses to include the payment of the Management Fee and the Incentive Fee to GSAM, legal and professional fees, interest and credit facility expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. Pursuant to the Investment Advisory Agreement, Company expenses borne by us in the ordinary course on an annual basis (excluding the Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to us by holders of our common units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. We bear all other costs and expenses of our operations and transactions in accordance with our Investment Management Agreement and Administration Agreement, including those relating to:

•	our operational and organizational expenses;

•

fees and expenses, including travel expenses, incurred by our Investment Adviser or payable to third parties related to our investments, including, among others, professional fees (including the fees and expenses of consultants and experts) and fees and expenses from evaluating, monitoring, researching and performing due diligence on investments and prospective investments;

•

interest, fees and other expenses payable on indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, if any, incurred by us;

•	fees and expenses incurred by us in connection with membership in investment company organizations;

•	brokers’ commissions;

•	fees and expenses associated with calculating our NAV (including the costs and expenses of any independent valuation firm);

•	legal, auditing or accounting expenses;

•	taxes or governmental fees;

•	the fees and expenses of our administrator, transfer agent, or sub-transfer agent;

•	the cost of preparing unit certificates or any other expenses, including clerical expenses of issue or repurchase of our units;

•	the expenses of and fees for registering or qualifying our units for sale and of maintaining our registration or qualifying and registering us as a broker or a dealer;

•	the fees and expenses of our directors who are not affiliated with our Investment Adviser;

•	the cost of preparing and distributing reports, proxy statements and notices to our unitholders, the SEC and other regulatory authorities;

•	costs of holding unitholder meetings;

•

the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by limited liability company agreement or other organizational documents insofar as they govern agreements with any such custodian;

•	insurance premiums; and

•

costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of our business.

The Investment Adviser will not be required to pay expenses of activities which are primarily intended to result in sales of units.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines. Costs relating to future offerings of securities would be incremental.

Leverage

We may from time to time in the future, borrow funds for a variety of purposes, subject to the limitations of the Investment Company Act following our election to be regulated as a BDC, including to bridge fundings for investments in advance of drawdowns, as part of our investment program, to meet other short-term liquidity needs, including to pay the Management Fee, and to facilitate our hedging activities. Sources of leverage include the issuance of senior securities (including preferred units) and other credit facilities (secured by Investments and/or pledges of Undrawn Commitments).

In connection with obtaining leverage, we may assign and/or pledge to the provider of such leverage the unitholders’ undrawn commitments (including our right to make drawdowns and to enforce the unitholders’ funding obligations). If we pledge to the provider of leverage undrawn commitments and the amount of such undrawn commitments decreases as drawdowns are made by us, we may be required to make additional drawdowns, use distributable proceeds or otherwise reduce our outstanding borrowings. In addition, the use of borrowed funds will result in us paying interest as well as financing, transaction and other fees and costs to the lender, which will reduce the actual cash returns realized by the unitholders as compared to situations in which there was no borrowing or in which the borrowed funds were repaid at an earlier date. Gains made with borrowed funds generally will increase the returns realized by unitholders. However, losses incurred with borrowed funds will magnify the losses realized by unitholders. For the avoidance of doubt, we may exclude from such pledge all or a portion of the undrawn commitment of any investors that are officers, directors, or certain significant investors of the Company, and certain other persons, to the extent restricted under, or considered by the Board of Directors to be necessary or desirable to facilitate compliance with, applicable laws or regulations, including ERISA, the Investment Company Act and the Sarbanes-Oxley Act of 2002.

RESULTS OF OPERATIONS

Revenues

As we had not commenced investment operations, there were no revenues earned during the period from June 9, 2016 (inception) through June 30, 2016.

Expenses

Expenses from June 9, 2016 (inception) to June 30, 2016, consisted of $338,063 in organization costs, which include costs related to our formation and organization. Upon the initial drawdown date, unitholders as of such date will bear such costs initially. Unitholders making capital commitments after the initial drawdown date will bear a pro rata portion of such costs at the time of their first investment.

Deferred offering costs shown on our Statement of Financial Condition as of June 30, 2016 were $1,186,659. Prior to the initial drawdown date, offering costs in connection with the continuous offering of our common units are recognized as a deferred charge and will be amortized on a straight line basis over 12 months beginning on the date of commencement of investment operations.

Deferred financing costs shown on our Statement of Financial Condition as of June 30, 2016 were $303,373. In connection with our preparation of entering into a Revolving Credit Facility, we incurred certain legal fees. These costs are recognized as a deferred charge and will be amortized over the life of the Revolving Credit Facility, beginning on the date we enter into the Revolving Credit Facility.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As we had not yet commenced investment operations as of June 30, 3016, the only transactions through such date were the receipt of an initial capital contribution of $100 from our Initial Member, in exchange for one unit.

The primary use of funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our unitholders, we may enter into credit facilities in addition to our Revolving Credit Facility as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of June 30, 2016, we did not have any debt.

We may raise capital by securitizing certain of our investments, including through the formation of one or more collateralized loan obligations or asset based facilities, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. We may also pursue other forms of debt financing, including potentially from the Small Business Administration through a future small business investment company subsidiary.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average net asset value and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party may terminate the Investment Management Agreement without penalty with at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party.

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. Such hedging may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. The CFTC and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap transactions may cause us to fall within the definition of a “commodity pool” under the Commodity Exchange Act, as amended (the “Commodity Exchange Act”), and related CFTC regulations. The Investment Adviser has claimed no-action relief from CFTC regulation as a commodity pool operator pursuant to a CFTC staff no-action letter (the “BDC CFTC No-Action Letter”) with respect to our operations, which means that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the BDC CFTC No-Action Letter imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter.

As of June 30, 2016, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2016, we had no off-balance sheet arrangements.

RECENT DEVELOPMENTS

On July 1, 2016, we formally commenced investment operations upon our entry into our first investment commitment to a portfolio company.

On July 13, 2016, we elected to be regulated as a BDC under the Investment Company Act.

On September 11, 2016, our Registration Statement on Form 10 became effective and we became subject to the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the rules and regulations thereunder. These rules require us, among other things, to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and we will be required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements to register securities pursuant to Section 12(g) of the Exchange Act.

Members’ Capital

On July 1, 2016, and July 12, 2016, we entered into subscription agreements with investors providing additional capital commitments of $45.85 million and $10.00 million, respectively. When combined with capital commitments made to us as of June 30, 2016, total capital commitments were $785.90 million.

We cancelled the Initial Member’s unit on July 12, 2016.

Capital Drawdowns

The following table summarizes the total common units issued and proceeds received, subsequent to June 30, 2016, related to capital drawdowns delivered pursuant to the subscription agreements from investors acquiring units in our private offering, which we began accepting on May 6, 2016:

Unit Issue Date	Units Issued	Proceeds Received
July 14, 2016	310,360	$31,036,000
July 15, 2016	4,000	400,000
August 23, 2016	160,219	15,718,000
September 15, 2016	1,206,924	117,885,000
Total capital drawdowns	1,681,503	$165,039,000

Revolving Credit Facility

We entered into a Revolving Credit Facility on July 18, 2016 with Bank of America, N.A. as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. The maximum principal amount of the Revolving Credit Facility is $250 million, subject to availability under the “Borrowing Base.” The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. We have the ability to increase the maximum principal amount of the Revolving Credit Facility up to $750 million, subject to increasing commitments of existing lenders and/or obtaining commitments of new lenders and certain other conditions. The Revolving Credit Facility will mature on July 17, 2018, subject to extension with the consent of the Administrative Agent and the extending lenders, and certain other conditions.

Interest rates on obligations under the Revolving Credit Facility are based on either (i) the prevailing London Interbank Offered Rate (“LIBOR”) for one, two, three or six months plus 2.25% per annum or (ii) an alternate base rate (the greater of the prime rate of such commercial bank, the federal funds rate plus 0.5%, and LIBOR plus 1.00%) plus 1.25% per annum. We have the ability to elect either LIBOR or the alternative base rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. We will pay a fee of 0.25% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears.

Amounts drawn under the Revolving Credit Facility may be prepaid at any time without premium or penalty, subject to applicable breakage costs. Loans are subject to mandatory prepayment for amounts exceeding the Borrowing Base or the lenders’ aggregate commitment and to the extent required to comply with the Investment Company Act, as applied to BDCs. Transfers of interests in our common units by investors are subject to certain restrictions and may trigger mandatory prepayment obligations.

The Revolving Credit Facility is secured by a perfected first priority security interest in the unfunded capital commitments of our investors (with certain exceptions) and the proceeds thereof, including assignment of the right to make capital calls, receive and apply capital contributions, and enforce remedies and claims related thereto, and a pledge of the collateral account into which capital call proceeds are deposited. Additionally, under the Revolving Credit Facility, the lenders can directly require investors to fund their capital commitments, but lenders cannot seek recourse against a unitholder in excess of such unitholder’s obligation to contribute capital to us.

The Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on certain operations, including without limitation, certain distributions. The Revolving Credit Facility includes customary conditions precedent to draw-down of loans and customary events of default.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. In addition to the discussion below, our critical accounting policies are further described in the notes to the financial statements.

Distribution Policy

We intend to pay quarterly distributions to our unitholders out of assets legally available for distribution. Future quarterly distributions, if any, will be determined by our Board of Directors. All distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare distributions in future periods.

We intend to elect to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ending December 31, 2016. To qualify as a RIC, we must, among other things, timely distribute to our unitholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our unitholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. The distributions we pay to our unitholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to unitholders after the end of the calendar year. Unitholders should read carefully any written disclosure regarding a distribution from us and should not assume that the source of any distribution is our net ordinary income or capital gains.

Federal Income Taxes

As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our unitholders as dividends. To maintain our RIC status, we must meet specified source-of-income and asset diversification requirements and timely distribute to our unitholders at least 90% of our investment company taxable income for each year. Depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. We generally will be required to pay such U.S. federal excise tax if our distributions during a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2016, we had not commenced investment operations. When investing commences, we will be subject to financial market risks, most significantly changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We will regularly measure our exposure to interest rate risk. We will assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the Investment Company Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A: “Risk Factors” of Post-effective amendment no. 1 to our Registration Statement on Form 10 which was filed with the SEC on September 19, 2016. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial may materially affect its business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of June 30, 2016, the Initial Member, an affiliate of the Investment Adviser, was the sole owner of our units, having acquired a single unit for $100 on June 9, 2016 in reliance upon the available exemption from registration requirements of Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Goldman Sachs Private Middle Market Credit LLC

Date: October 20, 2016	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: October 20, 2016	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55660), filed on July 13, 2016).

3.2

First Amended and Restated Limited Liability Company Agreement, dated as of June 17, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55660), filed on July 13, 2016).

10.1

Investment Management and Advisory Agreement, dated as of April 11, 2016, between the Company and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-55660), filed on July 13, 2016).

10.2

Administration Agreement, dated as of May 31, 2016, between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.2 to Pre-effective Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-55660), filed on September 2, 2016).

10.3

License Agreement, dated as of April 11, 2016, between the Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to Pre-effective Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-55660), filed on September 2, 2016).

10.4

Custodian Contract, dated as of May 31, 2016, between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.3 to Pre-effective Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-55660), filed on September 2, 2016).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.