Form 10-Q
period 2016-09-30
Goldman Sachs Private Middle Market Credit LLC
filed 2016-11-03
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  X

The number of the registrant’s limited liability company common units outstanding at November 3, 2016 was 1,681,503.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

	INDEX	PAGE
PART I	FINANCIAL INFORMATION	4
ITEM 1.	Financial Statements	4
	Statement of Financial Condition as of September 30, 2016 (Unaudited)	4
	Statement of Operations for the three months ended September 30, 2016 (Unaudited) and the period from June 9, 2016 (inception) to September 30, 2016 (Unaudited)	5
	Statement of Changes in Members’ Capital for the period from June 9, 2016 (inception) to September 30, 2016 (Unaudited)	6
	Statement of Cash Flows for the period from June 9, 2016 (inception) to September 30, 2016 (Unaudited)	7
	Schedule of Investments as of September 30, 2016 (Unaudited)	8
	Notes to the Financial Statements (Unaudited)	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	37
ITEM 4.	Controls and Procedures	38

PART II	OTHER INFORMATION	38
ITEM 1.	Legal Proceedings	38
ITEM 1A.	Risk Factors	38
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
ITEM 3.	Defaults Upon Senior Securities	39
ITEM 4.	Mine Safety Disclosures	39
ITEM 5.	Other Information	39
ITEM 6.	Exhibits	39

SIGNATURES		40

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in Post-effective Amendment No. 1 to our Registration Statement on Form 10, filed on September 19, 2016, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ, from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the strength of the U.S. economic recovery;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended;
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	the ability of our investment advisor to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations; and
•	the availability of credit and our ability to access the credit markets.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit LLC

Statement of Financial Condition

(in thousands, except unit and per unit amounts)

(Unaudited)

September 30, 2016
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $146,141)	$146,153
Investments in affiliated money market fund (cost of $153,004)	153,004

Total investments, at fair value (cost of $299,145)	299,157
Cash	2,879
Capital call due from Members	158
Interest and dividends receivable from non-controlled/non-affiliated investments	294
Deferred financing costs	1,571
Deferred offering costs	1,172
Other assets	6

Total assets	$305,237

Liabilities

Debt	$137,500
Interest and credit facility expense payable	534
Management fees payable	220
Accrued offering costs	1,552
Accrued organization costs	360
Directors’ fees payable	78
Accrued expenses and other liabilities	538

Total liabilities	$140,782

Commitments and Contingencies (Note 7)

Members’ Capital

Preferred units (0 units issued and outstanding)	$–
Common units (1,681,503 units issued and outstanding)	165,039
Accumulated undistributed net investment income (loss)	(596)
Net unrealized appreciation (depreciation) on investments	12

TOTAL MEMBERS’ CAPITAL	$164,455

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$305,237

Net asset value per unit	$97.80

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit LLC

Statement of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the three months ended September 30, 2016	For the period from June 9, 2016 (inception) to September 30, 2016
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$1,195	$1,195
Other income	9	9

Total investment income from non-controlled/non-affiliated investments	1,204	1,204
From non-controlled affiliated investments:
Dividend income	12	12

Total investment income from non-controlled affiliated investments	12	12

Total investment income	$1,216	$1,216

Expenses:
Interest and credit facility expense	$437	$437
Management fees	611	611
Offering costs	395	395
Audit fees	125	125
Other professional fees	86	86
Administration, custodian and transfer agent fees	83	83
Directors’ fees	78	78
Organization expenses	22	360
Other expenses	28	28

Total expenses	$1,865	$2,203

Management fees waiver	$(391)	$(391)

Net expenses	$1,474	$1,812

NET INVESTMENT INCOME (LOSS)	$(258)	$(596)

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$–	$–
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	12	12

Net realized and unrealized gains (losses)	$12	$12

NET DECREASE IN MEMBERS’ CAPITAL RESULTING FROM OPERATIONS	$(246)	$(584)

Net investment income (loss) per unit (basic and diluted)	$(0.47)	$(1.35)
Earnings (loss) per unit (basic and diluted):	$(0.45)	$(1.32)
Weighted average units outstanding:	547,715	442,016

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit LLC

Statement of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

For the period from June 9, 2016 (inception) to September 30, 2016
Increase (decrease) in Members’ Capital resulting from operations:
Net investment loss	$(596)
Net realized gain (loss) on investments	–
Net change in unrealized appreciation (depreciation) on investments	12

Net increase (decrease) in Members’ Capital resulting from operations:	$(584)

Capital transactions:
Issuance of common units (1,681,503 units)	$165,039

Net increase (decrease) in Members’ Capital resulting from capital transactions	$165,039

TOTAL INCREASE (DECREASE) IN MEMBERS’ CAPITAL	$164,455

Members’ Capital at beginning of period	$–

Members’ Capital at end of period	$164,455

Accumulated undistributed net investment income (loss)	$(596)

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit LLC

Statement of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

For the period from June 9, 2016 (inception) to September 30, 2016
Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations:	$(584)
Adjustments to reconcile net increase (decrease) in Members’ Capital resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(146,115)
Investments in affiliated money market fund, net	(153,004)
Net change in unrealized (appreciation) depreciation on investments	(12)
Amortization of premium and accretion of discount, net	(26)
Amortization of deferred financing costs	180
Amortization of deferred offering costs	395
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(294)
(Increase) decrease in other assets	(6)
Increase (decrease) in interest and credit facility expense payable	182
Increase (decrease) in management fees payable	220
Increase (decrease) in accrued organization costs	360
Increase (decrease) in directors’ fees payable	78
Increase (decrease) in accrued expenses and other liabilities	538

Net cash provided by (used for) operating activities	$(298,088)

Cash flows from financing activities:
Proceeds from issuance of common units	$164,881
Offering costs paid	(15)
Financing costs paid	(1,399)
Borrowings on debt	137,500

Net cash provided by (used for) financing activities	$300,967

Net increase in cash	2,879
Cash, beginning of period	–

Cash, end of period	$2,879

Supplemental and non-cash financing activities
Interest expense paid	$76
Accrued but unpaid deferred financing costs	$352
Accrued but unpaid offering costs	$1,552

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit LLC

Schedule of Investments as of September 30, 2016

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

Investments at Fair Value – 88.87%#
Corporate Debt – 88.26%
1st Lien/Senior Secured Debt – 20.26%
Datacor Holdings, Inc.	Chemicals	9.50%	08/12/2022	$14,000	$13,725	$13,720
Greenskies Renewable Energy, LLC(++)	Construction & Engineering	L + 9.00% (0.50% Floor)	08/19/2021	20,000	19,609	19,600

Total 1st Lien/Senior Secured Debt					33,334	33,320
1st Lien/Last-Out Unitranche(1) – 14.30%
Vantage Mobility International, LLC(+)	Health Care Equipment & Supplies	L + 7.75% (1.00% Floor)	09/09/2021	24,000	23,520	23,520

Total 1st Lien/Last-Out Unitranche					23,520	23,520
2nd Lien/Senior Secured Debt – 53.70%
Global Healthcare Exchange, LLC(++)	Health Care Technology	L + 8.75% (1.00% Floor)	08/14/2023	15,000	14,776	14,813
Granicus, Inc.(++)	Software	L + 9.00% (1.00% Floor)	09/07/2023	15,000	14,700	14,700
Procare Software, LLC(++)	Diversified Financial Services	L + 8.75% (1.00% Floor)	09/30/2021	25,000	24,500	24,500
Recipe Acquisition Corp.(++)	Food Products	L + 9.00% (1.00% Floor)	03/29/2023	20,000	19,609	19,600
Regulatory DataCorp, Inc.	Diversified Financial Services	L + 9.00% (1.00% Floor)	09/21/2023	15,000	14,702	14,700

Total 2nd Lien/Senior Secured Debt					88,287	88,313

Total Corporate Debt					145,141	145,153

Portfolio Company	Industry	Coupon		Shares	Cost	Fair Value

Preferred Stock – 0.61%
Datacor Holdings, Inc.(2) (3)	Chemicals			1,000,000	$1,000	$1,000

Total Preferred Stock					1,000	1,000

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund – 93.04%#
Goldman Sachs Financial Square Government Fund		0.30%(4)		153,004,151	$153,004	$153,004

Total Investments in Affiliated Money Market Fund					153,004	153,004

TOTAL INVESTMENTS – 181.91%					$299,145	$299,157

LIABILITIES IN EXCESS OF OTHER ASSETS – (81.91%)						$(134,702)

MEMBERS’ CAPITAL – 100.00%						$164,455

#	Percentages are based on members’ capital.
(+)	The interest rate on this loan is subject to the greater of a LIBOR floor or a base rate plus 1 month LIBOR, which as of September 30, 2016 was 0.53%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or a base rate plus 3 month LIBOR, which as of September 30, 2016 was 0.85%.
(1)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(2)	Non-income producing security.
(3)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets.

(4)	The rate shown is the annualized seven-day yield as of September 30, 2016.

L – LIBOR

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit LLC

Notes to the Financial Statements

(in thousands, except unit and per unit amounts)

(Unaudited)

1.	ORGANIZATION

Goldman Sachs Private Middle Market Credit LLC (the “Company”), initially established on December 23, 2015 as Private Middle Market Credit LP, a Delaware limited partnership, converted to a Delaware limited liability company on April 4, 2016 and commenced investment operations on July 1, 2016. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 2016.

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation. The Company seeks to achieve this objective primarily through investing in first lien, first lien/last-out unitranche and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments, primarily through direct originations.

Goldman Sachs Asset Management, L.P. (“GSAM”), a Delaware limited partnership and an affiliate of Goldman, Sachs & Co., is the investment adviser (the “Investment Adviser”) of the Company. The term “Goldman Sachs” refers to Goldman Sachs Group, Inc. (“Group Inc.”), together with Goldman, Sachs & Co., GSAM and its other subsidiaries.

On May 6, 2016 (the “Initial Closing Date”), the Company began accepting subscription agreements (“Subscription Agreements”) from investors acquiring units in the Company’s private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the undrawn amount of their capital commitment to purchase units each time the Company delivers a drawdown notice. The final date on which the Company will accept Subscription Agreements will occur no later than six months following the Initial Closing Date (the “Final Closing Date”), provided that the board of directors (the “Board of Directors”) of the Company may extend the Final Closing Date by up to an additional six month period in its discretion.

The investment period commenced on the Initial Closing Date and will continue until the second anniversary of the Final Closing Date, provided that it may be extended by the Board of Directors, in its discretion, for one additional six-month period, and, with the approval of a majority-in-interest of the unitholders, for up to one additional year thereafter. In addition, the Board of Directors may terminate the investment period at any time in its discretion.

The term of the Company is seven years from the Final Closing Date, subject to the Board of Directors’ right to liquidate the Company at any time and to extend the term of the Company for up to two successive one-year periods. Upon the request of the Board of Directors and the approval of a majority-in-interest of the unitholders, the term of the Company may be further extended.

Credit Alternatives GP LLC (the “Initial Member”), an affiliate of the Investment Adviser, made a capital contribution to the Company of one hundred dollars on June 9, 2016 (inception) and served as the sole initial member of the Company. The Company cancelled the Initial Member’s interest in the Company on July 14, 2016, the first date on which investors (other than the Initial Member) made their initial capital contribution to purchase units (the “Initial Drawdown Date”).

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

The financial information reflects all normal recurring adjustments necessary for fair presentation of the information for the period presented. The results for the three months ended September 30, 2016 and the period from June 9, 2016 (inception) to September 30, 2016, are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”).

Revenue Recognition

The Company records its investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three months ended September 30, 2016 and the period from June 9, 2016 (inception) to September 30, 2016, the Company did not earn any prepayment premiums or accelerated accretion of upfront loan origination fees and unamortized discounts.

Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) is paid to the Company, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, the Company only receives its allocable portion of such fees when invested in the same portfolio company as another account managed by Goldman Sachs.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Interest and dividend income are presented net of withholding tax, if any.

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment is placed on non-accrual status.

Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Non-Accrual Investments

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loans or debt securities has sufficient collateral value and is in the process of collection. As of September 30, 2016, the Company had no investments on non-accrual status.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the Financial Accounting Standards Board (“FASB”), which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources. In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by the Board of Directors.

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See Note 5 “Fair Value Measurement”.

The Company generally invests in illiquid securities, including debt and equity investments, of middle-market companies. The Board of Directors has delegated to the Investment Adviser day-to-day responsibility for implementing and maintaining internal controls and procedures related to the valuation of the Company’s portfolio investments. Under valuation procedures adopted by the Board of Directors, market quotations are generally used to assess the value of the investments for which market quotations are readily available. The Investment Adviser obtains these market quotations from independent pricing services or at the bid prices obtained from at least two brokers or dealers, if available; otherwise from a principal market maker or a primary market dealer. To assess the continuing appropriateness of pricing sources and methodologies, the Investment Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. If the Board of Directors or Investment Adviser has a bona fide reason to believe any such market quotation does not reflect the fair value of an investment, it may independently value such investment in accordance with valuation procedures for investments for which market quotations are not readily available.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by the Board of Directors contemplate a multi-step valuation process each quarter, as described below:

(1)

The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;

(2)

The Board of Directors also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available, or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information provided by the investment professionals of the Investment Adviser and the portfolio companies as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisors provide an opinion on a final range of values on such investments to the Board of Directors or the Audit Committee. The Independent Valuation Advisors define fair value in accordance with ASC 820 and utilize valuation techniques including the market approach, the income approach or both. A portion of the portfolio is reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, are reviewed at least annually by an Independent Valuation Advisor;

(3)

The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Department within the Finance Division of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Private Investment Sub-Committee of the Investment Management Division Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment decision making process;

(4)	The Investment Management Division Valuation Committee ratifies fair valuations and makes recommendations to the Audit Committee of the Board of Directors;

(5)

The Audit Committee of the Board of Directors reviews valuation information provided by the Investment Management Division Valuation Committee, the Investment Adviser and the Independent Valuation Advisors. The Audit Committee then assesses such valuation recommendations; and

(6)

The Board of Directors discusses the valuations and, within the meaning of the Investment Company Act, determines the fair value of the investments in good faith, based on the inputs of the Investment Adviser, the Independent Valuation Advisors and the Audit Committee.

Money Market Funds

Investments in money market funds are valued at amortized cost, which approximates fair value. See Note 3 “Significant Agreements and Related Parties”.

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2016, the Company held $2,879 in cash.

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

The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investment transactions.

Income Taxes

The Company recognizes tax positions in its financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense, and any income tax penalties under expenses in the Statement of Operations.

The Company’s tax positions have been reviewed based on applicable statutes of limitation for tax assessments, which may vary by jurisdiction, and based on such review, the Company has concluded that no additional provision for income tax is required in the Company’s financial statements. The Company is subject to potential examination by certain taxing authorities in various jurisdictions. The Company’s tax positions are subject to ongoing interpretation of laws and regulations by taxing authorities.

To qualify as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its unitholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to unitholders. The Company will accrue excise tax on estimated undistributed taxable income as required.

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the unitholder’s tax basis in its units. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to common units, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common unitholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its unitholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its unitholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. The specific tax characteristics of the Company’s distributions will be reported to unitholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

Organization Costs

Organization costs include costs relating to the formation and organization of the Company. These costs are expensed as incurred. Upon the Initial Drawdown Date, unitholders bore such costs. Unitholders making capital commitments after the Initial Drawdown Date will bear a pro rata portion of such costs at the time of their first investment in the Company.

Offering Costs

Offering costs in connection with the continuous private offering of common units of the Company consist primarily of fees and expenses incurred in connection with the offering of units, including legal, printing and other costs, as well as costs associated with the preparation and filing of the Company’s registration statement on Form 10. Offering costs are recognized as a deferred charge and are amortized on a straight line basis over 12 months beginning on the date of commencement of investment operations.

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

For the three months ended September 30, 2016 and the period from June 9, 2016 (inception) to September 30, 2016, Management Fees amounted to $611.

The Investment Adviser has voluntary agreed to waive $391 of the Management Fees for the three months ended September 30, 2016 and the period from June 9, 2016 (inception) to September 30, 2016, respectively. As of September 30, 2016, net Management Fees payable amounted to $220.

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

For the three months ended September 30, 2016 and the period from June 9, 2016 (inception) to September 30, 2016, the Company did not accrue Incentive Fees.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three months ended September 30, 2016 and the period from June 9, 2016 (inception) to September 30, 2016, there was no reimbursement from the Investment Adviser pursuant to this provision.

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

For the three months ended September 30, 2016 and the period from June 9, 2016 (inception) to September 30, 2016, the Company incurred expenses for services provided by the Administrator and the Custodian of $69, of which $69 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three months ended September 30, 2016 and the period from June 9, 2016 (inception) to September 30, 2016, the Company incurred expenses for services provided by the Transfer Agent of $14, of which $14 remained payable.

Affiliates

The Company’s investments in affiliates for the period from June 9, 2016 (inception) to September 30, 2016 were as follows:

	Fair Value as of June 9, 2016		Gross Additions(2)	Gross Reductions(3)	Change in Unrealized Gains (Losses)	Fair Value as of September 30, 2016	Dividend and Interest Income	Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)		$–	$210,497	$(57,493)	$–	$153,004	$12	$–
Total Non-Controlled Affiliates	$		$210,497	$(57,493)	$–	$153,004	$12	$–

(1)	Fund advised by an affiliate of Goldman Sachs.
(2)

Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(3)

Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

4.	INVESTMENTS

As of September 30, 2016, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $153,004) consisted of the following:

	September 30, 2016
Investment Type	Cost	Fair Value
1st Lien/Senior Secured Debt	$33,334	$33,320
1st Lien/Last-Out Unitranche	23,520	23,520
2nd Lien/Senior Secured Debt	88,287	88,313
Preferred Stock	1,000	1,000
Total Investments	$146,141	$146,153

As of September 30, 2016, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	September 30, 2016
Diversified Financial Services	26.8%
Health Care Equipment & Supplies	16.1
Construction & Engineering	13.4
Food Products	13.4
Health Care Technology	10.1
Chemicals	10.1
Software	10.1
Total	100.0%

As of September 30, 2016, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	September 30, 2016
United States	100.0%
Total	100.0%

5.	FAIR VALUE MEASUREMENT

The fair value of a financial instrument is the amount that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).

The fair value hierarchy under ASC 820 prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:

Basis of Fair Value Measurement

Level 1 – Inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The types of financial instruments included in Level 1 include unrestricted securities, including equities and derivatives, listed in active markets.

Level 2 – Inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities and certain over-the-counter derivatives where the fair value is based on observable inputs.

Level 3 – Inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Note 2 “Significant Accounting Policies” should be read in conjunction with the information outlined below.

The table below presents the valuation techniques and the nature of significant inputs generally used in determining the fair value of Level 2 Instruments.

Level 2 Instruments	Valuation Techniques and Significant Inputs
Equity and Fixed Income

The types of instruments that trade in markets that are not considered to be active but are valued based on quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency include commercial paper, most government agency obligations, most corporate debt securities, certain mortgage-backed securities, certain bank loans, less liquid publicly listed equities, certain state and municipal obligations, certain money market instruments and certain loan commitments.

Valuations of Level 2 Equity and Fixed Income instruments can be verified to quoted prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g. indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

The table below presents the valuation techniques and the nature of significant inputs generally used in determining the fair value of Level 3 Instruments.

Level 3 Instruments	Valuation Techniques and Significant Inputs
Bank Loans, Corporate Debt, and Other Debt Obligations

Valuations are generally based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows, market yields and recovery assumptions. The significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to credit default swaps that reference the same underlying credit risk and to other debt instruments for the same issuer for which observable prices or broker quotes are available. Other valuation methodologies are used as appropriate including market comparables, transactions in similar instruments and recovery/liquidation analysis.

Equity

Recent third-party investments or pending transactions are considered to be the best evidence for any change in fair value. When these are not available, the following valuation methodologies are used, as appropriate and available:

•    Transactions in similar instruments;

•    Discounted cash flow techniques;

•    Third party appraisals; and

•    Industry multiples and public comparables.

Evidence includes recent or pending reorganizations (for example, merger proposals, tender offers and debt restructurings) and significant changes in financial metrics, including:

•    Current financial performance as compared to projected performance;

•    Capitalization rates and multiples; and

•    Market yields implied by transactions of similar or related assets.

As of September 30, 2016 there were no unobservable inputs developed by the Investment Adviser for any level 3 assets.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of September 30, 2016:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$–	$33,320	$33,320
1st Lien/Last-Out Unitranche	–	–	23,520	23,520
2nd Lien/Senior Secured Debt	–	14,813	73,500	88,313
Preferred Stock	–	–	1,000	1,000
Affiliated Money Market Fund	153,004	–	–	153,004
Total assets	$153,004	$14,813	$131,340	$299,157

The following is a reconciliation of Level 3 assets for the period ended September 30, 2016:

Level 3	Beginning Balance as of June 9, 2016	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of September 30, 2016
1st Lien/Senior Secured Debt	$–	$33,320	$–	$(14)	$–	$14	$–	$–	$33,320
1st Lien/Last-Out Unitranche	–	23,520	–	–	–	–	–	–	23,520
2nd Lien/Senior Secured Debt	–	73,500	–	(10)	–	10	–	–	73,500
Preferred Stock	–	1,000	–	–	–	–	–	–	1,000
Total assets	$–	$131,340	$–	$(24)	$–	$24	$–	$–	$131,340

(1)	Purchases may include PIK securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at September 30, 2016 totaled $(24), consisting of the following: 1st Lien/Senior Secured Debt $(14), 1st Lien/Last-Out Unitranche $0, 2nd Lien/Senior Secured Debt $(10), and Preferred Stock $0.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur.

Debt

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2016, approximates its carrying value.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of September 30, 2016, the Company’s outstanding borrowings were $137,500 and the Company’s asset coverage ratio was 2.20 to 1.

Revolving Credit Facility

The Company entered into a Revolving Credit Facility on July 18, 2016 with Bank of America, N.A. as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. The maximum principal amount of the Revolving Credit Facility is $250 million of which $138 million was drawn as of September 30, 2016, subject to availability under the “Borrowing Base.” The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The Company has the ability to increase the maximum principal amount of the Revolving Credit Facility up to $750 million, subject to increasing commitments of existing lenders and/or obtaining commitments of new lenders and certain other conditions. The Revolving Credit Facility will mature on July 17, 2018, subject to extension with the consent of the Administrative Agent and the extending lenders, and certain other conditions.

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

The Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on certain operations, including without limitation certain distributions. The Revolving Credit Facility includes customary conditions precedent to draw-down of loans and customary events of default. As of September 30, 2016, the Company was in compliance with these covenants.

Costs of $1,751 were incurred in connection with obtaining the Revolving Credit Facility, which have been recorded as deferred financing costs on the Statement of Financial Condition and are being amortized over the life of the Revolving Credit Facility using the straight-line method.

The summary information of the Revolving Credit Facility for the three months ended September 30, 2016 and the period from June 9, 2016 (inception) to September 30, 2016, is as follows:

	Three Months Ended September 30, 2016	For the period from June 9, 2016 (inception) to September 30, 2016
Borrowing Interest Expense	$139	$139
Facility fees	118	118
Amortization of financing costs	$180	$180
Total	$437	$437
Weighted average interest rate	2.96%	2.96%
Average outstanding balance*	$22,860	$22,860

*	Average outstanding debt balance was calculated beginning on July 18, 2016, the date in which the Company entered into the Revolving Credit Facility.

7.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of September 30, 2016, the Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2016
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$785,900	$620,861	21%

Portfolio Company Commitments

The Company had no unfunded commitments to portfolio companies as of September 30, 2016.

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

8.	MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total common units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the period ended September 30, 2016:

	Period Ended September 30, 2016
Unit Issue Date	Units Issued	Proceeds Received
July 14, 2016	310,360	$31,036
July 15, 2016	4,000	400
August 23, 2016	160,219	15,718
September 15, 2016	1,206,924	117,885
Total capital drawdowns	1,681,503	$165,039

Distributions

As of September 30, 2016, no distributions had been declared or paid by the Company.

9.	EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit for the three months ended September 30, 2016 and the period from June 9, 2016 (inception) to September 30, 2016:

	Three Months Ended September 30, 2016	For the period from June 9, 2016 (inception) to September 30, 2016
Numerator for basic and diluted earnings per unit - decrease in net assets resulting from operations	$(246)	$(584)
Denominator for basic and diluted earnings per unit - weighted average units outstanding	547,715	442,016
Basic and diluted earnings (loss) per unit	$(0.45)	$(1.32)

Diluted earnings per unit equal basic earnings per unit because there were no unit equivalents outstanding during the period presented.

10.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

For the period from June 9, 2016 (inception) to September 30, 2016
Per Unit Data(1)
Net asset value, beginning of period	$100.00
Net investment loss	(1.35)
Net realized and unrealized gains (losses)	(0.85)

Net increase (decrease) in net assets resulting from operations	(2.20)

Total increase (decrease) in net assets	(2.20)

Net asset value, end of period	$97.80

Units outstanding, end of period	1,681,503
Total return based on net asset value(2)	(2.20)%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Members’ Capital, end of period	$164,455
Ratio of total expenses to average net assets(3)	12.18%
Ratio of expenses (without credit facility expenses) to average net assets(3)	8.94%
Ratio of interest and credit facility expenses to average net assets(4)	3.24%
Ratio of net expenses to average net assets(3)	11.28%
Ratio of net investment income to average net assets(3)(4)	(2.25)%
Portfolio turnover	–%

(1)	The per unit data was derived by using the weighted average units outstanding during the period.
(2)	Total Return based on net asset value is calculated as the change in net asset value per unit during the period
(3)	Annualized except for certain operating expenses.
(4)	Annualized.

11.	SUBSEQUENT EVENTS

Subsequent events after the Statement of Financial Condition date have been evaluated through the date the unaudited financial statements were available to be issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the financial statements.

On November 1, 2016, the Board of Directors approved an amended and restated limited liability company agreement and approved an extension of the Final Closing Date to May 5, 2017.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2016. From our commencement of investment operations on July 1, 2016 through September 30, 2016, we originated $146.12 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, first lien/last-out unitranche and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

As a BDC, we may not acquire any assets other than “qualifying assets” specified in the Investment Company Act, unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the Securities and Exchange Commission (the “SEC”), “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

Revenues

We generate revenue in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date.

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other Accounts (as defined below), which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fees as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income. The accounts of Goldman Sachs and its clients as well as the relationships and products of Goldman Sachs are collectively referred to as the “Accounts.” The term “Goldman Sachs” refers to Goldman Sachs Group, Inc., (“Group Inc.”) together with Goldman, Sachs & Co., Goldman Sachs Asset Management, L.P. (“GSAM”) and its other subsidiaries.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Interest and dividend income are presented net of withholding tax, if any.

Expenses

Our primary operating expenses include the payment of the Management Fee and the Incentive Fee to GSAM, a Delaware limited partnership and an affiliate of Goldman, Sachs & Co., our investment adviser (the “Investment Adviser”), legal and professional fees, interest and credit facility expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. Pursuant to the Investment Advisory Agreement, Company expenses borne by us in the ordinary course on an annual basis (excluding Management Fees, Incentive Fees, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to us by holders of our common units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. We bear all other costs and expenses of our operations and transactions in accordance with our Investment Management Agreement and Administration Agreement, including those relating to:

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

Leverage

Our revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. as the administrative agent, lead arranger, letter of credit issuer and lender, allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 2 to 1 after such borrowing. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 2 to 1, we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2016, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc. of $153.00 million), consisted of the following:

	As of September 30, 2016
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$33.33	$33.32	22.8%
First Lien/Last-Out Unitranche	23.52	23.52	16.1
Second Lien/Senior Secured Debt	88.29	88.31	60.4
Preferred Stock	1.00	1.00	0.7

Total Investments	$146.14	$146.15	100.0%

As of September 30, 2016, the weighted average yield on our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at cost and fair value, were as follows:

	As of September 30, 2016
	Amortized Cost	Fair Value
Weighted Average Yield
First Lien/Senior Secured Debt(1)	10.2%	10.2%
First Lien/Last-Out Unitranche(1)	10.2%	10.2%
Second Lien/Senior Secured Debt(1)	10.3%	10.3%
Preferred Stock(1)	00.0%	00.0%
Total Portfolio(1)	10.2%	10.2%

(1)

Computed based on the (a) annual stated interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of September 30, 2016:

As of September 30, 2016
Number of portfolio companies	8
Percentage of performing debt bearing a floating rate(1)	90.5%
Percentage of performing debt bearing a fixed rate(1)(2)	9.5%
Weighted average leverage (net debt/EBITDA)(3)	5.4x
Weighted average interest coverage(3)	3.1x
Median EBITDA(3)	$15.07 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
(3)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The weighted average net debt to EBITDA represents the last dollar attachment point of our debt investments (net of cash) in our portfolio companies as a multiple of EBITDA. Weighted average net debt to EBITDA and median EBITDA have been calculated as a percentage of debt investments and income producing preferred investments, excluding collateral loans where net debt to EBITDA may not be the appropriate measure of credit risk. The weighted average interest coverage ratio (EBITDA to total interest expense) of our portfolio companies reflects our performing portfolio companies’ EBITDA as a multiple of interest expense and has been calculated as a percentage of performing debt investments and income producing preferred investments, excluding collateral loans. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

Our Investment Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to our other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly financial statements and financial projections of portfolio companies.

As part of the monitoring process, our Investment Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Investment Adviser grades the credit risk of all investments on a scale of 1 to 4. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our cost basis in respect of such portfolio investment, although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system is as follows:

•

investments with a grade of 1 involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit;

•

investments graded 2 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2;

•

investments graded 3 indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and

•

an investment grade of 4 indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of September 30, 2016.

	As of September 30, 2016
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)
Grade 1	$–	–%
Grade 2	146.15	100.0
Grade 3	–	–
Grade 4	–	–

Total Investments	$146.15	100.0%

The following table shows the amortized cost of our performing and non-accrual investments as of September 30, 2016:

	September 30, 2016
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	($ in millions)
Performing	$146.14	100.0%
Non-accrual	–	–

Total Investments	$146.14	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

The following table shows our investment activity for the three months ended September 30, 2016 by investment type:

For the Three Months Ended September 30, 2016
($ in millions)
Amount of investments committed at cost(1):
First Lien/Senior Secured Debt	$33.32
First Lien/Last-Out Unitranche	23.52
Second Lien/Senior Secured Debt	88.28
Preferred Stock	1.00

Total	$146.12

Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$–
First Lien/Last-Out Unitranche	–
Second Lien/Senior Secured Debt	–
Preferred Stock	–

Total	$–

Net increase (decrease) in portfolio	$146.12

Number of new investment commitments in new portfolio companies(2)	8
Total new investment commitment amount in new portfolio companies(2)	$146.12
Average new investment commitment amount in new portfolio companies(2)	$18.27
Weighted average remaining term for new investment commitments in new portfolio companies (in years)(2)(3)	5.8
Number of new investment commitments in existing portfolio companies(2)	–
Total new investment commitment amount in existing portfolio companies(2)	$–
Percentage of new debt investment commitments in new portfolio companies at floating interest rates(2)	87.5%
Percentage of new debt investment commitments in new portfolio companies at fixed interest rates(2)	12.5%
Weighted average stated interest rate of new investment commitments in new portfolio companies(2)	9.4%
Weighted average spread over base rate of new floating rate investment commitments in new portfolio companies(2)	7.8%
Weighted average stated interest rate on investments sold or paid down	–%

(1)	Net of capitalized fees, expenses and original issue discounts.
(2)	May include positions originated during the period but not held at the reporting date.
(3)	Calculated as of the end of the relevant period and the maturity date of the individual investments.

RESULTS OF OPERATIONS

Our operating results for the three months ended September 30, 2016 and the period from June 9, 2016 (inception) to September 30, 2016 were as follows:

	For the Three Months Ended	For the Period from June 9, 2016 (Inception) to
	September 30, 2016	September 30, 2016
	($ in millions)	($ in millions)
Total investment income	$1.22	$1.22

Total Expenses	(1.87)	(2.20)
Management fee waiver	0.39	0.39

Net expenses	(1.48)	(1.81)

Net investment income (loss) before taxes	(0.26)	(0.59)

Excise tax expense	–	–

Net investment income (loss) after taxes	(0.26)	(0.59)
Net unrealized appreciation (depreciation) on investments	0.01	0.01

Net increase in net assets resulting from operations	$(0.25)	$(0.58)

Net increase in net assets resulting from operations after tax can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended	For the Period from June 9, 2016 (Inception) to
	September 30, 2016	September 30, 2016
	($ in millions)	($ in millions)
Interest	$1.20	$1.20
Dividend income	0.01	0.01
Other income	0.01	0.01

Total investment income	$1.22	$1.22

Investment income for the three months ended September 30, 2016 and the period from June 9, 2016 (inception) to September 30, 2016 is driven by our deployment of capital and increasing invested balance.

Expenses

	For the Three Months Ended	For the Period from June 9, 2016 (Inception) to
	September 30, 2016	September 30, 2016
	($ in millions)	($ in millions)
Interest and credit facility expenses	$0.44	$0.44
Management fees	0.61	0.61
Offering costs	0.39	0.39
Audit fees	0.13	0.13
Other professional fees	0.09	0.09
Administration, custodian and transfer agent fees	0.08	0.08
Directors’ fees	0.08	0.08
Organization costs	0.02	0.36
Other expenses	0.03	0.03

Total expenses	$1.87	$2.21
Management fees waiver	$(0.39)	$(0.39)

Net expenses	$1.48	$1.82

Management fees before waivers for the three months ended September 30, 2016 and for the period from June 9, 2016 (inception) through September 30, 2016 were driven by the increase in our Members’ Capital. For the three months ended September 30, 2016 and for the period from June 9, 2016 (inception) through September 30, 2016, we accrued gross management fees before waivers of $0.61 million. Offsetting those fees, we received management fee waivers of $0.39 million, which resulted in net management fees of $0.22 million.

We have incurred expenses related to our formation, organization and continuous offering of our common units. For the three months ended September 30, 2016 and for the period from June 9, 2016 (inception) through September 30, 2016, we incurred organization costs of $0.02 million and $0.36 million, respectively. For the three months ended September 30, 2016 and for the period from June 9, 2016 (inception) through September 30, 2016, we accrued for offering costs of $0.39 million and $0.39 million, respectively.

Interest and credit facility expenses for the three months ended September 30, 2016 and for the period from June 9, 2016 (inception) through September 30, 2016 were $0.44 million and $0.44 million, respectively, due to our entry into the Revolving Credit Facility.

In addition, our expenses for the three months ended September 30, 2016 and for the period from June 9, 2016 (inception) through September 30, 2016 consisted of $0.22 million and $0.22 million in professional fees, and $0.19 million and $0.19 million of other general and administrative expenses, respectively.

Net Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net unrealized appreciation (depreciation) on investments for the three months ended September 30, 2016 and the period from June 9, 2016 (inception) to September 30, 2016 were as follows:

	For the Three Months Ended September 30, 2016	For the Period from June 9, 2016 (inception) to September 30, 2016
	($ in millions)	($ in millions)
Unrealized appreciation	$0.04	$0.04
Unrealized depreciation	(0.03)	(0.03)

Net change in unrealized appreciation (depreciation) on investments	$0.01	$0.01

The change in unrealized appreciation (depreciation) on investments for the three months ended September 30, 2016, and the period from June 9, 2016 (inception) to September 30, 2016 consisted of the following:

	For the Three Months Ended September 30, 2016	For the Period from June 9, 2016 (inception) to September 30, 2016
	($ in millions)	($ in millions)
Portfolio Company:
Datacor Holdings, Inc.	$(0.01)	$(0.01)
Greenskies Renewable Energy, LLC	(0.01)	(0.01)
Global Healthcare Exchange, LLC	0.04	0.04
Recipe Acquisition Corp.	(0.01)	(0.01)

Net change in unrealized appreciation (depreciation) on investments	$0.01	$0.01

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our unitholders, we may enter into credit facilities in addition to our Revolving Credit Facility as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of September 30, 2016, our asset coverage ratio was 2.20 to 1. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of September 30, 2016, we had cash of approximately $2.88 million. In addition, as of September 30, 2016, we had an investment in a money market fund managed by an affiliate of Group Inc. of $153.00 million. Cash used by operating activities for the three months ended September 30, 2016 was approximately $298.09 million, primarily driven by purchases of investments of $146.12 million, net purchase of investments in the affiliated money market fund of $153 million, and decrease in net assets resulting from operations of $0.58 million, partially offset by proceeds from other operating activities of $1.61 million. Cash provided by financing activities for the period from June 9, 2016 (inception) to September 30, 2016 was approximately $300.97 million, primarily driven by proceeds from the issuance of common units of $164.88 and borrowings on debt of $137.50 million, partially offset by other financing activities of $1.41 million.

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

Credit Alternatives GP LLC, (the “Initial Member”), an affiliate of the Investment Adviser, made a capital contribution to us of $100 on June 9, 2016 and served as our sole initial member. We cancelled the Initial Member’s interest in the Company on July 14, 2016. On May 6, 2016 (the “Initial Closing Date”), the Company began accepting subscription agreements (“Subscription Agreements”) from investors acquiring common units in our private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the amount of their undrawn capital commitment to purchase units each time we deliver a drawdown notice.

As of September 30, 2016, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2016
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$785.90	$620.86	21%

The following table summarizes the total units issued and proceeds received related to capital drawdowns delivered pursuant to the subscription agreements from investors acquiring units in our private offering during the period from June 9, 2016 (inception) to September 30, 2016:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
July 14, 2016	310,360	$31.04
July 15, 2016	4,000	0.40
August 23, 2016	160,219	15.72
September 15, 2016	1,206,924	117.88
Total capital drawdowns	1,681,503	$165.04

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average net asset value and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party may terminate the Investment Management Agreement without penalty on least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party.

The following table shows our contractual obligations as of September 30, 2016:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$137.50	$–	$137.50	$–	$–

Revolving Credit Facility

We entered into a Revolving Credit Facility on July 18, 2016 with Bank of America, N.A. as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. The maximum principal amount of the Revolving Credit Facility is $250 million of which $137.5 million was drawn as of September 30, 2016, subject to availability under the “Borrowing Base.” The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. We have the ability to increase the maximum principal amount of the Revolving Credit Facility up to $750 million, subject to increasing commitments of existing lenders and/or obtaining commitments of new lenders and certain other conditions. The Revolving Credit Facility will mature on July 17, 2018, subject to extension with the consent of the Administrative Agent and the extending lenders, and certain other conditions.

Interest rates on obligations under the Revolving Credit Facility are based on either (i) the prevailing London Interbank Offered Rate (“LIBOR”) for one, two, three or six months plus 2.25% per annum or (ii) an alternate base rate (the greater of the prime rate of such commercial bank, the federal funds rate plus 0.50%, and LIBOR plus 1.00%) plus 1.25% per annum. We have the ability to elect either LIBOR or the alternative base rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. We pay a fee of 0.25% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears.

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

The Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on certain operations, including without limitation, certain distributions. The Revolving Credit Facility includes customary conditions precedent to draw-down of loans and customary events of default. As of September 30, 2016, we were in compliance with these covenants.

Costs of $1.75 million were incurred in connection with obtaining the Revolving Credit Facility, which have been recorded as deferred financing costs on the Statements of Financial Condition and are being amortized over the life of the Revolving Credit Facility using the straight-line method.

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans is denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. The Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter (the “BDC CFTC No-Action Letter”) with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the BDC CFTC No-Action Letter imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter. As of September 30, 2016, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2016, we did not have any off-balance sheet arrangements.

RECENT DEVELOPMENTS

On November 1, 2016, the Board of Directors approved an amended and restated limited liability company agreement and approved an extension of the final date on which the Company will accept Subscription Agreements from November 5, 2016 to May 5, 2017.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments (Topic 825) – Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new ASU requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, the ASU changes the disclosure requirements for financial instruments. ASU 2016-01 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted for certain provisions. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. In addition to the discussion below, our critical accounting policies are further described in the notes to the financial statements.

Valuation of Portfolio Investments

As a BDC, we conduct the valuation of our assets, pursuant to which our NAV is determined, at all times consistent with GAAP and the Investment Company Act. Our Board of Directors, with the assistance of our Audit Committee, determines the fair value of our assets on at least a quarterly basis, in accordance with the terms of FASB Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures (“ASC 820”). Our valuation procedures are described in more detail below.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement, not an entity-specific measurement. For some assets and liabilities, observable market transactions or market information might be available. For other assets and liabilities, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).

ASC 820 establishes a hierarchal disclosure framework which ranks the observability of inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instruments and their specific characteristics. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, generally will have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value. The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities.

The three-level hierarchy for fair value measurement is defined as follows:

Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The types of financial instruments included in Level 1 include unrestricted securities, including equities and derivatives, listed in active markets.

Level 2—inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The type of financial instruments in this category includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the financial instrument.

We expect that the majority of our investments will fall within Level 3 of the fair value hierarchy. We do not expect that there will be readily available market values for most of the investments which are in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our Board of Directors using a documented valuation policy, described below, and a consistently applied valuation process. The factors that may be taken into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, and the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. Available current market data are considered such as applicable market yields and multiples of publicly traded securities, comparison of financial ratios of peer companies, and changes in the interest rate environment and the credit markets that may affect the price at which similar investments would trade in their principal market, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by our Board of Directors contemplates a multi-step valuation process each quarter, as described below:

(1)

Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Investment Adviser responsible for the portfolio investment;

(2)

Our Board of Directors also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available, or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information provided by the investment professionals of the Investment Adviser as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisors provide an opinion on a final range of values on such investments to our Board of Directors or the Audit Committee. The Independent Valuation Advisors define fair value in accordance with ASC 820 and utilize valuation techniques including the market approach, the income approach or both. A portion of the portfolio is reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, are reviewed at least annually by an Independent Valuation Advisor;

(3)

The Independent Valuation Advisors’ preliminary valuations are reviewed by our Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Department within the Finance Division of Goldman Sachs. The Independent Valuation Advisors’ ranges are compared to our Investment Adviser’s valuations to ensure our Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Private Investment Sub-Committee of the Investment Management Division Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment making decision process;

(4)	The Investment Management Division Valuation Committee ratifies fair valuations and makes recommendations to the Audit Committee of the Board of Directors;

(5)

The Audit Committee of our Board of Directors reviews valuation information provided by the Investment Management Division Valuation Committee, our Investment Adviser and the Independent Valuation Advisors. The Audit Committee then assesses such valuation recommendations; and

(6)

Our Board of Directors discusses the valuations and, within the meaning of the Investment Company Act, determines the fair value of our investments in good faith, based on the input of our Investment Adviser, the Independent Valuation Advisors and the Audit Committee.

When our NAV is determined other than on a quarter-end (such as in connection with issuances of units on dates occurring mid-quarter), it is determined by our Investment Adviser, acting under delegated authority from, and subject to the supervision of, our Board of Directors and in accordance with procedures adopted by our Board of Directors.

Investment Transactions and Related Investment Income

We record our investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method. Dividend income on common equity investments are recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Interest income and dividend income are presented net of withholding tax, if any. Accretion of discounts and amortization of premiums, which are included in interest income and expense, are recorded over the life of the underlying instrument using the effective interest method.

Fair value generally is based on quoted market prices, broker or dealer quotations, or alternative price sources. In the absence of quoted market prices, broker or dealer quotations, or alternative price sources, investments in securities are measured at fair value as determined by our Investment Adviser and/or by one or more independent third parties.

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. For additional information, see Note 2 “Significant Accounting Policies” to our financial statements included in this report.

Non-Accrual Status

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

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

We are subject to financial market risks, most significantly changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of September 30, 2016, on a fair value basis, approximately 9.5% of our performing debt investments bore interest at a fixed rate and approximately 90.5% of our performing debt investments bore interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2016 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2016 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$3.07	$(3.85)	$(0.78)
Up 200 basis points	2.00	(2.57)	(0.57)
Up 100 basis points	0.93	(1.28)	(0.35)
Up 75 basis points	0.67	(0.97)	(0.30)
Up 50 basis points	0.40	(0.64)	(0.24)
Up 25 basis points	0.13	(0.32)	(0.19)
Down 25 basis points	(0.04)	0.32	0.28

As of September 30, 2016 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Down 50 basis points	(0.05)	0.64	0.59
Down 75 basis points	(0.05)	0.68	0.63
Down 100 basis points	(0.05)	0.68	0.63
Down 200 basis points	(0.05)	0.68	0.63
Down 300 basis points	(0.05)	0.68	0.63

We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the Investment Company, applicable CFTC regulations and in a manner consistent with SEC guidance . While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total common units issued and aggregate purchase price related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended September 30, 2016:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
July 14, 2016	310,360	$31.04
July 15, 2016	4,000	0.40
August 23, 2016	160,219	15.72
September 15, 2016	1,206,924	117.88
Total capital drawdowns	1,681,503	$165.04

Each of the above issuances and sales of the common units was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act and Regulation D or Regulation S under the Securities Act. Each purchaser of common units was required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of units sold outside the United States, not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) was acquiring the common units purchased by it for investment and not with a view to resale or distribution. We did not engage in general solicitation or advertising and did not offer securities to the public, in connection with such issuances and sales.

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

Goldman Sachs Private Middle Market Credit LLC

Date: November 3, 2016	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: November 3, 2016	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55660), filed on July 13, 2016)

3.2	Second Amended and Restated Limited Liability Company Agreement dated November 1, 2016

10.1

Revolving Credit Agreement, dated as of July 18, 2016, between the Company, as Borrower, and Bank of America, N.A., as the Administrative Agent, Lead Arranger, Letter of Credit Issuer and a Lender (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form 10 (file no. 000-55660), filed on September 2, 2016).

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