Form 10-Q
period 2017-03-31
Goldman Sachs Private Middle Market Credit LLC
filed 2017-05-04
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  X    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐	Non-accelerated filer:	X	Smaller reporting company:	☐
(Do not check if a smaller reporting company)

Emerging growth company    X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  X

The number of the registrant’s limited liability company common units outstanding at May 4, 2017 was 2,347,271.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ, from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended;
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations; and
•	the availability of credit and/or our ability to access the capital markets.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	March 31, 2017 (unaudited)	December 31, 2016
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $348,134 and $199,182, respectively)	$349,083	$199,436
Investments in affiliated money market fund (cost of $64,355 and $138,311, respectively)	64,355	138,311

Total investments, at fair value (cost of $412,489 and $337,493, respectively)	413,438	337,747
Cash	5,808	3,863
Interest and dividends receivable from non-controlled/non-affiliated investments	1,011	645
Deferred financing costs	1,344	1,351
Deferred offering costs	416	859
Other assets	50	–

Total assets	$422,067	$344,465

Liabilities

Debt	$205,500	$130,000
Interest and other debt expenses payable	394	188
Management fees payable	787	698
Distribution payable	4,327	2,998
Accrued offering costs	22	285
Accrued organization costs	105	115
Directors’ fees payable	29	–
Accrued expenses and other liabilities	759	740

Total liabilities	$211,923	$135,024

Commitments and Contingencies (Note 7)

Members’ Capital

Preferred units (0 units issued and outstanding)	$–	$–
Common units (2,142,978 and 2,142,978 units issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	209,521	209,521
Accumulated undistributed net investment income (distribution in excess of net investment income)	(326)	(334)
Net unrealized appreciation (depreciation) on investments	949	254

TOTAL MEMBERS’ CAPITAL	$210,144	$209,441

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$422,067	$344,465

Net asset value per unit	$98.06	$97.73

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statement of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

For the three months ended March 31, 2017
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$6,772
Other income	158

Total investment income from non-controlled/non-affiliated investments	6,930
From non-controlled affiliated investments:
Dividend income	7

Total investment income from non-controlled affiliated investments	7

Total investment income	$6,937

Expenses:
Interest and other debt expenses	$970
Management fees	787
Offering costs	422
Professional fees	205
Administration, custodian and transfer agent fees	98
Directors’ fees	29
Other expenses	91

Total expenses	$2,602

NET INVESTMENT INCOME (LOSS)	$4,335

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$–
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	695

Net realized and unrealized gains (losses)	$695

NET INCREASE (DECREASE) IN MEMBERS’ CAPITAL RESULTING FROM OPERATIONS	$5,030

Net investment income (loss) per unit (basic and diluted)	$2.02
Earnings per unit (basic and diluted)	$2.35
Weighted average units outstanding	2,142,978
Distribution declared per unit	$2.02

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statement of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

For the three months ended March 31, 2017
Increase (decrease) in Members’ Capital resulting from operations:
Net investment income	$4,335
Net realized gain (loss) on investments	–
Net change in unrealized appreciation (depreciation) on investments	695

Net increase (decrease) in Members’ Capital resulting from operations:	$5,030

Distributions to unitholders from:
Net investment income	$(4,327)

Total distributions to unitholders	$(4,327)

TOTAL INCREASE (DECREASE) IN MEMBERS’ CAPITAL	$703

Members’ Capital at beginning of period	$209,441

Members’ Capital at end of period	$210,144

Accumulated undistributed net investment income (distribution in excess of net investment income)	$(326)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statement of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

For the three months ended March 31, 2017

Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations:	$5,030
Adjustments to reconcile net increase (decrease) in Members’ Capital resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(152,715)
Investments in affiliated money market fund, net	73,956
Proceeds from sales of investments and principal repayments	3,935
Net change in unrealized (appreciation) depreciation on investments	(695)
Amortization of premium and accretion of discount, net	(172)
Amortization of deferred financing costs	248
Amortization of deferred offering costs	422
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(366)
(Increase) decrease in other assets	(50)
Increase (decrease) in interest and other debt expenses payable	206
Increase (decrease) in management fees payable	89
Increase (decrease) in accrued organization costs	(10)
Increase (decrease) in directors’ fees payable	29
Increase (decrease) in accrued expenses and other liabilities	19

Net cash provided by (used for) operating activities	$(70,074)

Cash flows from financing activities:
Offering costs paid	$(242)
Distributions paid	(2,998)
Financing costs paid	(241)
Borrowings on debt	174,000
Repayments of debt	(98,500)

Net cash provided by (used for) financing activities	$72,019

Net increase in cash	1,945
Cash, beginning of period	3,863

Cash, end of period	$5,808

Supplemental and non-cash financing activities
Interest expense paid	$361
Accrued but unpaid offering costs	$22
Accrued but unpaid distributions	$4,327

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2017

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

Investments at Fair Value – 166.12% #

Corporate Debt – 163.79%

1st Lien/Senior Secured Debt – 39.69%
Clinical Supplies Management Holdings, Inc.(+)	Containers & Packaging	L + 7.75% (1.00% Floor)	10/12/2021	$24,100	$23,649	$23,617
Clinical Supplies Management Holdings, Inc.(1) (2)	Containers & Packaging	L + 7.75% (1.00% Floor)	10/12/2021	2,000	(36)	(40)
Datacor Holdings, Inc.	Chemicals	9.50%	08/12/2022	14,000	13,743	13,755
Greenskies Renewable Energy, LLC(+++)	Construction & Engineering	L + 9.00% (0.50% Floor)	08/19/2021	20,000	19,639	19,600
Netvoyage Corporation(+) (3)	Software	L + 9.50% (1.00% Floor)	03/24/2022	12,527	12,277	12,277
Netvoyage Corporation(1) (2) (3)	Software	L + 9.50% (1.00% Floor)	03/24/2022	1,044	(21)	(21)
Yasso, Inc.(+) (3)	Food Products	L + 7.75% (1.00% Floor)	03/23/2022	14,500	14,211	14,210

Total 1st Lien/Senior Secured Debt					83,462	83,398

1st Lien/Last-Out Unitranche (4) – 32.55%
myON, LLC(+) (3)	Internet Software & Services	L + 8.50% (1.00% Floor)	02/17/2022	11,300	11,079	11,074
Vantage Mobility International, LLC(+)	Health Care Equipment & Supplies	L + 7.75% (1.00% Floor)	09/09/2021	24,000	23,563	23,520
You Fit, LLC(++++)	Diversified Consumer Services	L + 6.75% (1.00% Floor)	01/04/2022	34,500	33,423	33,810

Total 1st Lien/Last-Out Unitranche					68,065	68,404

2nd Lien/Senior Secured Debt – 89.96%
American Dental Partners, Inc.(+++) (3)	Health Care Providers & Services	L + 8.50% (1.00% Floor)	09/25/2023	13,600	13,261	13,260
Association Member Benefits Advisors, LLC(++)	Insurance	L + 8.75% (1.00% Floor)	06/08/2023	28,000	27,461	27,440
DuBois Chemicals, Inc.(+++) (3)	Chemicals	L + 8.00% (1.00% Floor)	03/15/2025	20,000	19,551	19,800
Global Healthcare Exchange, LLC(+)	Health Care Technology	L + 8.75% (1.00% Floor)	08/14/2023	15,000	14,787	15,150
Granicus, Inc.(+++)	Software	L + 9.00% (1.00% Floor)	09/07/2023	25,500	25,018	25,054
Procare Software, LLC(+++)	Diversified Financial Services	L + 8.75% (1.00% Floor)	09/30/2022	35,000	34,281	34,300
Recipe Acquisition Corp.(+++)	Food Products	L + 9.00% (1.00% Floor)	12/01/2022	20,000	19,631	19,650
Regulatory DataCorp, Inc.(+)	Diversified Financial Services	L + 9.00% (1.00% Floor)	09/21/2023	15,000	14,716	14,700
Worldwide Express Operations, LLC(+++) (3)	Air Freight & Logistics	L + 8.75% (1.00% Floor)	02/03/2025	20,000	19,705	19,700

Total 2nd Lien/Senior Secured Debt					188,411	189,054

Unsecured Debt – 1.59%
Recipe Acquisition Corp.	Food Products	13.25% PIK	12/21/2022	3,400	3,336	3,332

Total Unsecured Debt					3,336	3,332

Total Corporate Debt					343,274	344,188

Portfolio Company	Industry	Coupon		Shares	Cost	Fair Value

Preferred Stock – 1.21%
Datacor Holdings, Inc.(5) (6)	Chemicals			1,000,000	$1,000	$1,037
Recipe Acquisition Corp.(5)	Food Products	11.00% PIK		1,600	1,496	1,503

Total Preferred Stock					2,496	2,540

Common Stock – 1.08%
myON, LLC(3) (5)	Internet Software & Services			24,131	900	900
Yasso, Inc.(3) (5)	Food Products			1,360	1,360	1,360

Total Common Stock					2,260	2,260

Portfolio Company	Industry			Units	Cost	Fair Value

Warrants – 0.04%
Recipe Acquisition Corp.(5)	Food Products			44	$104	$95

Total Warrants					104	95

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2017 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

	Yield	Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund – 30.62% #
Goldman Sachs Financial Square Government Fund	0.61%(7)	64,355,166	$64,355	$64,355

Total Investments in Affiliated Money Market Fund			64,355	64,355

TOTAL INVESTMENTS – 196.74%			$412,489	$413,438

LIABILITIES IN EXCESS OF OTHER ASSETS – (96.74%)				$(203,294)

MEMBERS’ CAPITAL – 100.00%				$210,144

#	Percentages are based on members’ capital.
(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of March 31, 2017 was 0.98%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of March 31, 2017 was 1.03%.
(+++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of March 31, 2017 was 1.15%.
(++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of March 31, 2017 was 1.42%.
(1)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated. See Note 7 “Commitments and Contingencies”.

(2)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(3)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

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

(7)	The rate shown is the annualized seven-day yield as of March 31, 2017.

L – LIBOR

PIK – Payment-In-Kind

The accompanying notes are part of these unaudited consolidated financial statements.

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

Warrants – 0.05%
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

The accompanying notes are part of these unaudited consolidated financial statements.

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

L – LIBOR

PIK – Payment-In-Kind

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Notes to the Consolidated Financial Statements

(in thousands, except unit and per unit amounts)

(Unaudited)

1.	ORGANIZATION

Goldman Sachs Private Middle Market Credit LLC (the “Company”, which term refers to either Goldman Sachs Private Middle Market Credit LLC or Goldman Sachs Private Middle Market Credit LLC together with its consolidated subsidiaries, as the context may require), initially established on December 23, 2015 as Private Middle Market Credit LP, a Delaware limited partnership, converted to a Delaware limited liability company on April 4, 2016 and commenced investment operations on July 1, 2016. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2016.

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

Goldman Sachs Asset Management, L.P. (“GSAM”), a Delaware limited partnership and an affiliate of Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), is the investment adviser (the “Investment Adviser”) of the Company. The term “Goldman Sachs” refers to Goldman Sachs Group, Inc. (“Group Inc.”), together with GS & Co., GSAM and its other subsidiaries.

On May 6, 2016 (the “Initial Closing Date”), the Company began accepting subscription agreements (“Subscription Agreements”) from investors acquiring common units of the Company’s limited liability company interests (“Units”) in the Company’s private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the undrawn amount of their capital commitment to purchase Units each time the Company delivers a drawdown notice. On November 1, 2016, the Company’s board of directors (the “Board of Directors” or the “Board”) approved an amended and restated limited liability company agreement and approved an extension of the final date on which the Company will accept Subscription Agreements (the “Final Closing Date”) to May 5, 2017.

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

The Company has formed wholly owned subsidiaries, which are structured as Delaware limited liability companies, to hold certain equity or equity-like investments in portfolio companies.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2017. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company records its investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three months ended March 31, 2017, the Company earned no prepayment premiums and $1 in accelerated accretion of upfront loan origination fees and unamortized discounts.

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment is placed on non-accrual status.

Certain structuring fees, amendment fees and syndication fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Non-Accrual Investments

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if the loans or debt securities have sufficient collateral value and are in the process of collection. As of March 31, 2017 and December 31, 2016, the Company did not have any investments on non-accrual status.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources. In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by the Board of Directors.

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See Note 5 “Fair Value Measurement.”

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

(2)

The Board of Directors also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available, or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information provided by the investment professionals of the Investment Adviser and the portfolio companies as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisors provide an opinion on a final range of values on such investments to the Board of Directors or the Audit Committee. The Independent Valuation Advisors define fair value in accordance with ASC 820 and utilize valuation approaches including the market approach, the income approach or both. A portion of the portfolio is reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, are reviewed at least annually by an Independent Valuation Advisor;

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

Money Market Funds

Investments in money market funds are valued at net asset value (“NAV”) per share. See Note 3 “Significant Agreements and Related Party Transactions.”

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2017 and December 31, 2016, the Company held $5,808 and $3,863, respectively, in cash.

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

The Company intends to elect to be treated as a RIC commencing with its taxable year ended December 31, 2016. So long as the Company maintains its status as a RIC, it will generally not be subject to corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of, and amendments to, the Company’s revolving credit facility (the “Revolving Credit Facility”). These costs are amortized using the straight-line method over the term of the Revolving Credit Facility. Deferred financing costs related to the Revolving Credit Facility are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.

Organization Costs

Organization costs include costs relating to the formation and organization of the Company. These costs are expensed as incurred. Upon the Initial Drawdown Date, unitholders bore such costs. Unitholders making capital commitments after the Initial Drawdown Date will bear a pro rata portion of such costs at the time of their first investment in the Company.

Offering Costs

Offering costs consist primarily of fees and expenses incurred in connection with the continuous offering of Units, including legal, printing and other costs, as well as costs associated with the preparation and filing of the Company’s registration statement on Form 10. Offering costs are recognized as a deferred charge and are amortized on a straight line basis over 12 months beginning on the date of commencement of investment operations.

3.	SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

The Company entered into an investment advisory agreement effective as of April 11, 2016 (the “Investment Advisory Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser manages the Company’s investment program and related activities.

Management Fee

The Company pays the Investment Adviser a management fee (the “Management Fee”), payable quarterly in arrears, equal to 0.375% (i.e., an annual rate of 1.50%) of the average NAV of the Company (including un-invested cash and cash equivalents) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the NAV as of such quarter-end). The Management Fee for any partial quarter will be appropriately prorated.

For the three months ended March 31, 2017, Management Fees amounted to $787, all of which were payable as of March 31, 2017.

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

For the three months ended March 31, 2017, the Company did not accrue Incentive Fees.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three months ended March 31, 2017, there was no reimbursement from the Investment Adviser pursuant to this provision.

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

For the three months ended March 31, 2017, the Company incurred expenses for services provided by the Administrator and the Custodian of $83, of which $48 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three months ended March 31, 2017, the Company incurred expenses for services provided by the Transfer Agent of $15. As of March 31, 2017, $44 of transfer agent fees were payable.

Affiliates

The Company’s investments in affiliates for the three months ended March 31, 2017 were as follows.

	Fair Value as of December 31, 2016	Gross Additions(2)	Gross Reductions(3)	Change in Unrealized Gains (Losses)	Fair Value as of March 31, 2017	Dividend and Interest Income	Other Income
Non-Controlled Affiliates

Goldman Sachs Financial Square Government Fund (1)	$138,311	$100,123	$(174,079)	$–	$64,355	$7	$–
Total Non-Controlled Affiliates	$138,311	$100,123	$(174,079)	$–	$64,355	$7	$–

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Company’s Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted GSAM, Goldman Sachs BDC, Inc. (“GS BDC”), Goldman Sachs Middle Market Lending Corp. (“GS MMLC”), and the Company exemptive relief (“Exemptive Relief”) that will permit the Company to co-invest with GS BDC, GS MMLC and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, in the future, subject to certain terms and conditions in the Exemptive Relief. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring our investments and monitoring and servicing our investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors would need to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of GS BDC, GS MMLC and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

4.	INVESTMENTS

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $64,355 and $138,311, respectively) consisted of the following:

	March 31, 2017		December 31, 2016
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$83,462	$83,398	$43,629	$43,554
1st Lien/Last-Out Unitranche	68,065	68,404	23,544	23,520
2nd Lien/Senior Secured Debt	188,411	189,054	126,076	126,430
Unsecured Debt	3,336	3,332	2,496	2,500
Preferred Stock	2,496	2,540	3,333	3,332
Common Stock	2,260	2,260	–	–
Warrants	104	95	104	100
Total Investments	$348,134	$349,083	$199,182	$199,436

As of the dates indicated, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	March 31, 2017	December 31, 2016
Diversified Financial Services	14.0%	19.7%
Food Products	11.5	12.3
Software	10.7	12.5
Chemicals	9.9	7.4
Diversified Consumer Services	9.7	–
Insurance	7.9	13.8
Containers & Packaging	6.8	5.1
Health Care Equipment & Supplies	6.7	11.8
Air Freight & Logistics	5.7	–
Construction & Engineering	5.6	9.8
Health Care Technology	4.3	7.6
Health Care Providers & Services	3.8	–
Internet Software & Services	3.4	–
Total	100.0%	100.0%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	March 31, 2017	December 31, 2016
United States	100.0%	100.0%
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of March 31, 2017 and December 31, 2016. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of March 31, 2017[1]	Significant Unobservable Inputs by Valuation Techniques[2]	Range[3] of Significant Unobservable Inputs (Weighted Average4) as of March 31, 2017
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$56,932	• Discount Rate	9.9% – 12.0% (11.0%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$23,520	• Discount Rate	6.5% – 11.4% (11.4%)
	2nd Lien/Senior Secured	Discounted cash flows:
	$121,144	• Discount Rate	11.7% – 12.0% (11.9%)
	Unsecured Debt	Discounted cash flows:
	$3,332	• Discount Rate	4.8% – 13.6% (13.6%)
Equity	Preferred Stock	Discounted cash flows:
	$2,540	• Discount Rate	11.8% – 13.9% (12.7%)

Comparable multiples:
		• EV/EBITDA[5]	10.0x – 12.5x (11.5x)
	Warrants	Discounted cash flows:
	$95	• Discount Rate	5.5% – 10.9% (11.2%)

Comparable multiples:
		• EV/EBITDA[5]	4.8x – 11.3x (12.5x)

[1]

Included within Level 3 Assets of $333,933 is an amount of $126,370 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

[5]	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Level 3 Instruments	Level 3 Assets as of December 31, 2016[1]	Significant Unobservable Inputs by Valuation Techniques[2]	Range[3] of Significant Unobservable Inputs (Weighted Average4) as of December 31, 2016
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$33,320	• Discount Rate	9.9% – 11.9% (11.1%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$23,520	• Discount Rate	6.8% – 10.9% (11.2%)
	2nd Lien/Senior Secured	Discounted cash flows:
	$83,840	• Discount Rate	11.7% – 11.9% (11.8%)
Equity	Preferred Stock	Discounted cash flows:
	$1,000	• Discount Rate	7.3% – 10.0% (13.9%)

Comparable multiples:
		• EV/EBITDA[5]	9.4x – 14.7x (10.0x)

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

[5]	Enterprise value of portfolio company as a multiple of EBITDA.

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2017 and December 31, 2016. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of March 31, 2017:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$–	$83,398	$83,398
1st Lien/Last-Out Unitranche	–	–	68,404	68,404
2nd Lien/Senior Secured Debt	–	15,150	173,904	189,054
Unsecured Debt	–	–	3,332	3,332
Preferred Stock	–	–	2,540	2,540
Common Stock	–	–	2,260	2,260
Warrants	–	–	95	95
Affiliated Money Market Fund	64,355	–	–	64,355
Total assets	$64,355	$15,150	$333,933	$413,438

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2016:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$–	$43,554	$43,554
1st Lien/Last-Out Unitranche	–	–	23,520	23,520
2nd Lien/Senior Secured Debt	–	–	126,430	126,430
Unsecured Debt	–	–	3,332	3,332
Preferred Stock	–	–	2,500	2,500
Warrants	–	–	100	100
Affiliated Money Market Fund	138,311	–	–	138,311
Total assets	$138,311	$–	$199,436	$337,747

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2017:

Level 3	Beginning Balance as of January 1, 2017	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of March 31, 2017
1st Lien/Senior Secured Debt	$43,554	$39,868	$–	$12	$(60)	$24	$–	$–	$83,398
1st Lien/Last-Out Unitranche	23,520	48,327	–	362	(3,875)	70	–	–	68,404
2nd Lien/Senior Secured Debt	126,430	62,260	–	294	–	70	–	(15,150)	173,904
Unsecured Debt	3,332	–	–	(3)	–	3	–	–	3,332
Preferred Stock	2,500	–	–	40	–	–	–	–	2,540
Common Stock	–	2,260	–	–	–	–	–	–	2,260
Warrants	100	–	–	(5)	–	–	–	–	95
Total assets	$199,436	$152,715	$–	$700	$(3,935)	$167	$–	$(15,150)	$333,933

(1)	Purchases may include PIK securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at March 31, 2017 totaled $700, consisting of the following: 1st Lien/Senior Secured Debt $12, 1st Lien/Last-Out Unitranche $362, 2nd Lien/Senior Secured Debt $294, Unsecured Debt $(3), Preferred Stock $40, Common Stock $0 and Warrants $(5).

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the three months ended March 31, 2017, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2017, approximates its carrying value.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of March 31, 2017 and December 31, 2016, the Company’s outstanding borrowings were $205,500 and $130,000, respectively, and the Company’s asset coverage ratio was 2.02 to 1 and 2.61 to 1, respectively.

Revolving Credit Facility

The Company entered into a Revolving Credit Facility on July 18, 2016 with Bank of America, N.A. as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender.

On March 3, 2017, the Company entered into a first amendment to, among other things:

•

temporarily increase the maximum committed principal amount of the Revolving Credit Facility by $100,000 to $350,000, with such temporary increase expiring on December 29, 2017 or earlier pursuant to the terms of the Revolving Credit Facility; and

•

increase the interest rate on obligations under the Revolving Credit Facility to either (1) the prevailing LIBOR for one, two, three or six months plus 3.00% per annum (increased from 2.25% per annum) or (2) an alternate base rate (the greater of the prime rate of such commercial bank, the federal funds rate plus 0.50%, and LIBOR plus 1.00%) to plus 2.00% per annum (increased from 1.25% per annum).

The maximum principal amount of the Revolving Credit Facility is $350,000 as of March 31, 2017, of which $205,500 was drawn as of March 31, 2017 subject to availability under the “Borrowing Base.” The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The Company has the ability to increase the maximum principal amount of the Revolving Credit Facility up to $750,000 subject to increasing commitments of existing lenders and/or obtaining commitments of new lenders and certain other conditions. The Revolving Credit Facility will mature on July 17, 2018, subject to extension with the consent of the Administrative Agent and the extending lenders, and certain other conditions.

The Company has the ability to elect either LIBOR or the alternative base rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company pays a 0.25% annualized fee on a quarterly basis on committed but undrawn amounts under the Revolving Credit Facility.

Amounts drawn under the Revolving Credit Facility may be prepaid at any time without premium or penalty, subject to applicable breakage costs. Loans are subject to mandatory prepayment for amounts exceeding the Borrowing Base or the lenders’ aggregate commitment and to the extent required to comply with the Investment Company Act, as applied to BDCs. Transfers of interests in the Company by investors are subject to certain restrictions and may trigger mandatory prepayment obligations.

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

Costs of $1,992 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of March 31, 2017 and December 31, 2017, deferred financing costs were $1,344, and $1,351, respectively.

The summary information of the Revolving Credit Facility for the three months ended March 31, 2017 is as follows:

Three Months Ended March 31, 2017
Borrowing Interest Expense	$589
Facility fees	133
Amortization of financing costs	248
Total	$970
Weighted average interest rate	3.47%
Average outstanding balance	$68,711

7.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows as of the dates indicated:

	March 31, 2017			December 31, 2016
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,061,630	$851,235	20%	$1,001,880	$791,485	21%

Portfolio Company Commitments

The Company may enter into commitments to fund investments. As of March 31, 2017, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	March 31, 2017			December 31, 2016
	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
1st Lien/Senior Secured Debt
Clinical Supplies Management Holdings, Inc.	–	$–	$–	04/12/2018	$8,640	$(173)
Clinical Supplies Management Holdings, Inc.	10/12/2021	2,000	(40)	10/12/2021	2,000	(40)
Netvoyage Corporation	03/24/2022	1,044	(21)	–	–	–
Total 1st Lien/Senior Secured Debt		3,044	(61)		10,640	(213)
Total		3,044	(61)		10,640	(213)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Net of capitalized fees, expenses, and OIDs.
(3)	A negative fair value was reflected as investments, at fair value in the Consolidated Statements of Financial Condition. The negative fair value is the result of the capitalized discount on the loan.

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

Capital Drawdowns

There were no capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2017.

Distributions

The following table reflects the distributions declared on the Company’s common Units for the three months ended March 31, 2017:

Date Declared	Record Date	Payment Date	Amount Per Unit
February 22, 2017	March 31, 2017	April 17, 2017	$2.02

9.	EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit for the three months ended March 31, 2017.

Three Months Ended March 31, 2017
Numerator for basic and diluted earnings per unit - increase in members’ capital resulting from operations	$5,030
Denominator for basic and diluted earnings per unit - the weighted average Units outstanding	2,142,978
Basic and diluted earnings (loss) per unit	$2.35

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

10.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the three months ended March 31, 2017:

For the Three Months Ended March 31, 2017
Per Unit Data(1)
Net asset value, beginning of period	$97.73
Net investment income (loss)	2.02
Net realized and unrealized gains (losses)	0.33

Net increase (decrease) in net assets resulting from operations	2.35
Distributions declared from net investment income(2)	(2.02)

Total increase (decrease) in net assets	0.33

NAV, end of year/period	$98.06

Units outstanding, end of period	2,142,978
Weighted average units outstanding	2,142,978
Total return based on NAV(3)	2.40%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Members’ Capital, end of period	$210,144
Ratio of net expenses to average Members’ Capital(4)	4.32%
Ratio of expenses (without interest and other debt expenses) to average Members’ Capital(4)	2.45%
Ratio of interest and other debt expenses to average Members’ Capital(5)	1.87%
Ratio of total expenses to average Members’ Capital(4)	4.32%
Ratio of net investment income to average Members’ Capital(4)	9.09%
Average debt outstanding	$68,711
Average debt per unit(6)	$32.06
Portfolio turnover	1%

(1)	The per unit data was derived by using the weighted average units outstanding during the period.
(2)	The per unit data for distributions declared reflects the actual amount of distributions declared per unit for the applicable period.
(3)	Total return based on NAV is calculated as the change in NAV per unit during the period plus dividends declared per unit, divided by the beginning NAV per unit.
(4)	Annualized except for certain operating expenses.
(5)	Annualized.
(6)	Average debt per unit is calculated as average debt outstanding divided by the weighted average units outstanding during the period.

11.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Financial Condition date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On each of April 12, 2017 and April 20, 2017, the Company entered into subscription agreements with investors providing additional capital commitments of $35,550 and $250, respectively. When combined with capital commitments made to the Company as of March 31, 2017, total capital commitments were $1,097,430.

On each of April 20, 2017 and April 21, 2017, the Company delivered a capital drawdown notice to certain of its investors relating to the combined sale of approximately 204,293 of its common units for an aggregate offering price of $20,066. The units were issued on April 27, 2017 and April 28, 2017, respectively.

On May 1, 2017, the Board of Directors declared a distribution equal to the Company’s net investment income per unit (if positive) for the period April 1, 2017 through June 30, 2017, payable on or about July 26, 2017 to unitholders of record as of June 30, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs Private Middle Market Credit LLC, unless otherwise specified. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “Group Inc.” refers to The Goldman Sachs Group, Inc. The term “Goldman Sachs” refers to Group Inc., together with Goldman Sachs & Co. LLC, GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through March 31, 2017, we originated $354.77 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. “Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion earns a higher interest rate. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

We expect to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in private middle-market credit obligations and related instruments. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. “Middle market” is used to refer to companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) of between $5 million and $75 million annually. While, as a result of fluctuations in the net asset value (“NAV”) of one asset relative to another asset, private middle-market credit obligations and related instruments may represent less than 80% of our net assets (plus any borrowings for investment purposes) at any time, we may not invest, under normal circumstances, more than 20% of our net assets (plus any borrowings for investment purposes) in securities and other instruments that are not private middle-market credit obligations and related instruments. To the extent we determine to invest indirectly in private middle-market credit obligations and related instruments, we may invest through certain synthetic instruments, including derivatives that have similar economic characteristics to private middle-market credit obligations which we will value at market value or, if no market value is ascertainable, at fair value for the purpose of complying with the above mentioned policy. For purposes of determining compliance with our 80% policy, each applicable derivative instrument will be valued based upon its market value. We will notify unitholders at least 60 days prior to any change to the 80% investment policy described above.

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

For a discussion of the competitive landscape we face, please see “Risk Factors—We operate in a highly competitive market for investment opportunities” and “Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2016.

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other Accounts, which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fees as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

Expenses

Our primary operating expenses include the payment of the management fee (the “Management Fee”) and the incentive fee (the “Incentive Fee”) to the Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. Pursuant to an investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”), Company expenses borne by us in the ordinary course on an annual basis (excluding Management Fees, Incentive Fees, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to us by holders of our Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. We bear all other costs and expenses of our operations and transactions in accordance with our Investment Advisory Agreement, including those relating to:

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

•	fees and expenses incurred by us in connection with membership in investment company organizations;

•	brokers’ commissions;

•	fees and expenses associated with calculating our NAV (including the costs and expenses of any independent valuation firm);

•	legal, auditing or accounting expenses;

•	taxes or governmental fees;

•	the fees and expenses of our administrator, transfer agent or sub-transfer agent;

•	the cost of preparing unit certificates or any other expenses, including clerical expenses of issue or repurchase of our Units;

•	the expenses of and fees for registering or qualifying our Units for sale and of maintaining our registration or qualifying and registering us as a broker or a dealer;

•	the fees and expenses of our directors who are not affiliated with our Investment Adviser;

•	the cost of preparing and distributing reports, proxy statements and notices to our unitholders, the SEC and other regulatory authorities;

•	costs of holding Unitholder meetings;

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

Leverage

Our revolving credit facility (the “Revolving Credit Facility”) allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 2 to 1 after such borrowing. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 2 to 1, we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors (the “Board of Directors”) assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2017 and December 31, 2016, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc. of $64.36 million and $138.31 million, respectively) consisted of the following:

	As of
	March 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$83.46	$83.40	23.9%	$43.63	$43.55	21.8%
First Lien/Last-Out Unitranche	68.06	68.40	19.6	23.54	23.52	11.8
Second Lien/Senior Secured Debt	188.41	189.05	54.2	126.08	126.44	63.4
Unsecured Debt	3.34	3.33	1.0	3.33	3.33	1.7
Preferred Stock	2.50	2.54	0.7	2.50	2.50	1.3
Common Stock	2.26	2.26	0.6	–	–	–
Warrants	0.10	0.10	0.0	0.10	0.10	0.0

Total Investments	$348.13	$349.08	100.0%	$199.18	$199.44	100.0%

As of March 31, 2017 and December 31, 2016, the weighted average yield on our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at cost and fair value, were as follows:

	As of
	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.1%	10.1%	10.0%	10.1%
First Lien/Last-Out Unitranche(2)	10.1%	10.0%	10.2%	10.2%
Second Lien/Senior Secured Debt(2)	10.3%	10.2%	10.2%	10.2%
Unsecured Debt(2)	13.7%	13.7%	13.8%	13.8%
Preferred Stock(3)	0.0%	0.0%	0.0%	0.0%
Common Stock(3)	–%	–%	–%	–%
Warrants(3)	0.0%	0.0%	0.0%	0.0%
Total Portfolio	10.1%	10.0%	10.1%	10.1%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
(2)

Computed based on the (a) annual stated interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

(3)

Computed based on the (a) stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of March 31, 2017 and December 31, 2016:

	As of
	March 31, 2017	December 31, 2016
Number of portfolio companies	17	10
Percentage of performing debt bearing a floating rate(1)	95%	91.3%
Percentage of performing debt bearing a fixed rate(1)(2)	5%	8.7%
Weighted average leverage (net debt/EBITDA)(3)	4.9x	5.0x
Weighted average interest coverage(3)	2.7x	2.9x
Median EBITDA(3)	$18.10 million	$14.95 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
(3)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The weighted average net debt to EBITDA represents the weighted average ratio of our portfolio companies’ debt (net of cash), including all of our investment and the amount of debt senior to us, to our portfolio companies’ EBITDA. Weighted average net debt to EBITDA and median EBITDA have been calculated as a percentage of debt investments and income producing preferred stock investments, excluding collateral loans, preferred stock investments, and investments that are underwritten based on recurring revenue where net debt to EBITDA may not be the appropriate measure of credit risk. The weighted average interest coverage ratio (EBITDA to total interest expense) of our portfolio companies reflects our performing portfolio companies’ EBITDA as a multiple of interest expense and has been calculated as a percentage of performing debt investments and income producing preferred stock investments, excluding collateral loans, preferred stock investments, and investments that are underwritten based on recurring revenue where EBITDA may not be the appropriate measure of credit risk. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of March 31, 2017 and December 31, 2016:

As of
	March 31, 2017		December 31, 2016
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$–	–%	$–	–%
Grade 2	349.08	100.0	199.44	100.0
Grade 3	–	–	–	–
Grade 4	–	–	–	–

Total Investments	$349.08	100.0%	$199.44	100.0%

The following table shows the amortized cost of our performing and non-accrual investments as of March 31, 2017 and December 31, 2016:

	As of
	March 31, 2017		December 31, 2016
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$348.13	100.0%	$199.18	100.0%
Non-accrual	–	–	–	–

Total Investments	$348.13	100.0%	$199.18	100.0%

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

The following table shows our investment activity for the three months ended March 31, 2017 by investment type:

For the Three Months Ended
March 31, 2017
($ in millions)
Amount of investments committed at cost(1):
First Lien/Senior Secured Debt	$32.27
First Lien/Last-Out Unitranche	48.33
Second Lien/Senior Secured Debt	62.26
Unsecured Debt	–
Preferred Stock	–
Common Stock	2.26
Warrants	–

Total	$145.12

Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$0.06
First Lien/Last-Out Unitranche	3.92
Second Lien/Senior Secured Debt	–
Unsecured Debt	–
Preferred Stock	–
Common Stock	–
Warrants	–

Total	$3.98

Net increase (decrease) in portfolio	$141.14

Number of new investment commitments in new portfolio companies(2)	7
Total new investment commitment amount in new portfolio companies(2)	$130.61
Average new investment commitment amount in new portfolio companies(2)	$18.66
Weighted average remaining term for new investment commitments in new portfolio companies (in years)(2)(3)	6.0
Number of new investment commitments in existing portfolio companies(2)	2
Total new investment commitment amount in existing portfolio companies(2)	$14.51
Percentage of new debt investment commitments in new portfolio companies at floating interest rates(2)	100.0%
Percentage of new debt investment commitments in new portfolio companies at fixed interest rates(2)	0.0%
Weighted average stated interest rate of new investment commitments in new portfolio companies(2)	9.0%
Weighted average spread over base rate of new floating rate investment commitments in new portfolio companies(2)	8.0%
Weighted average stated interest rate on investments sold or paid down	7.8%

(1)	Net of capitalized fees, expenses and original issue discount (“OID”).
(2)	May include positions originated during the period but not held at the reporting date.
(3)	Calculated as of the end of the relevant period and the maturity date of the individual investments.

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2017 was as follows:

For the Three Months Ended
March 31, 2017
($ in millions)
Total investment income	$6.94
Net expenses	(2.60)

Net investment income (loss) before taxes	4.34

Excise tax expense	–

Net investment income (loss) after taxes	4.34

For the Three Months Ended
March 31, 2017
($ in millions)
Net realized gain (loss) on investments	$–
Net unrealized appreciation (depreciation) on investments	0.69

Net increase in members’ capital resulting from operations	$5.03

Net increase in members’ capital resulting from operations after tax can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

For the Three Months Ended
March 31, 2017
($ in millions)
Interest	$6.77
Dividend income	0.01
Other income	0.16

Total investment income	$6.94

Investment income for the three months ended March 31, 2017 was driven by our deployment of capital and increasing invested balance.

Expenses

For the Three Months Ended
March 31, 2017
($ in millions)
Interest and other debt expenses	$0.97
Management fees	0.79
Offering costs	0.42
Professional fees	0.21
Administration, custodian and transfer agent fees	0.10
Directors’ fees	0.03
Other expenses	0.08

Total expenses	$2.60

For the three months ended March 31, 2017, we accrued management fees of $0.79 million, expenses related to the continuous offering of our common Units of $0.42 million, and interest and other debt expenses due to our Revolving Credit Facility of $0.97 million. In addition, our expenses consisted of $0.21 in professional fees, and $0.21 of other general administrative expenses.

Net Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net unrealized appreciation (depreciation) on investments for the three months ended March 31, 2017 was as follows:

For the Three Months Ended
March 31, 2017
($ in millions)
Unrealized appreciation	$0.78
Unrealized depreciation	(0.09)

Net change in unrealized appreciation (depreciation) on investments	$0.69

The change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2017 consisted of the following:

For the Three Months Ended
March 31, 2017
($ in millions)
Portfolio Company:
Datacor Holdings, Inc.	$0.06
DuBois Chemicals, Inc.	0.25
Granicus, Inc.	0.05
You Fit, LLC	0.39
Other, net	(0.06)

Total	$0.69

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our unitholders, we may enter into credit facilities in addition to our Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of March 31, 2017 and December 31, 2016, our asset coverage ratio was 2.02 to 1 and 2.61 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of March 31, 2017, we had cash of approximately $5.81 million, an increase of $1.95 million from December 31, 2016. In addition, as of March 31, 2017, we had an investment in a money market fund managed by an affiliate of Group Inc. of $64.36 million. Cash used by operating activities for the three months ended March 31, 2017 was approximately $70.07 million, primarily driven by net purchases of investments of $148.78 million and other operating activities of $0.28 million, offset by net sales of investments in the affiliated money market fund of $73.96 million, and increase in members’ capital resulting from operations of $5.03 million. Cash provided by financing activities for the three months ended March 31, 2017 was approximately $72.02 million, primarily driven by net borrowings on debt of $75.50 million, offset by distribution paid of $3.00 million and other financing activities of $0.48 million.

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

Credit Alternatives GP LLC (the “Initial Member”), an affiliate of our Investment Adviser, made a capital contribution to us of $100 on June 9, 2016 and served as our sole initial member. We cancelled the Initial Member’s interest in the Company on July 14, 2016. On May 6, 2016, we began accepting subscription agreements (“Subscription Agreements”) from investors acquiring common Units in our private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the amount of their undrawn capital commitment to purchase Units each time we deliver a drawdown notice.

As of March 31, 2017, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2017
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,061.63	$851.24	20%

There were no capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2017.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party may terminate the Investment Advisory Agreement without penalty on least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party.

The following table shows our contractual obligations as of March 31, 2017:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$205.50	$–	$205.50	$–	$–

Revolving Credit Facility

We entered into a Revolving Credit Facility on July 18, 2016 with Bank of America, N.A. as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender.

On March 3, 2017, we entered into an a first amendment to, among other things:,

•

temporarily increase the maximum committed principal amount of the Revolving Credit Facility by $100.00 million to $350.00 million, with such temporary increase expiring on December 29, 2017 or earlier pursuant to the terms of the Revolving Credit Facility; and

•

increase the interest rate on obligations under the Revolving Credit Facility to either (1) the prevailing London InterBank Offered Rate (“LIBOR”) for one, two, three or six months plus 3.00% per annum (increased from 2.25% per annum) or (2) an alternate base rate (the greater of the prime rate of such commercial bank, the federal funds rate plus 0.50%, and LIBOR plus 1.00%) plus 2.00% per annum (increased from 1.25% per annum).

The maximum principal amount of the Revolving Credit Facility is $350.00 million as of March 31, 2017, of which $205.50 million was drawn as of March 31, 2017 subject to availability under the “Borrowing Base.” The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. We have the ability to increase the maximum principal amount of the Revolving Credit Facility up to $750.00 million, subject to increasing commitments of existing lenders and/or obtaining commitments of new lenders and certain other conditions. The Revolving Credit Facility will mature on July 17, 2018, subject to extension with the consent of the Administrative Agent and the extending lenders, and certain other conditions.

We have the ability to elect either LIBOR or the alternative base rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. We pay a 0.25% annualized fee on a quarterly basis on committed but undrawn amounts under the Revolving Credit Facility.

Amounts drawn under the Revolving Credit Facility may be prepaid at any time without premium or penalty, subject to applicable breakage costs. Loans are subject to mandatory prepayment for amounts exceeding the Borrowing Base or the lenders’ aggregate commitment and to the extent required to comply with the Investment Company Act, as applied to BDCs. Transfers of interests in the Company by investors are subject to certain restrictions and may trigger mandatory prepayment obligations.

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

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans is denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter (the “BDC CFTC No-Action Letter”) with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the BDC CFTC No-Action Letter imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter. As of March 31, 2017, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2017, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of March 31, 2017 and December 31, 2016 our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2017	December 31, 2016
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$3.04	$10.64

Total	$3.04	$10.64

As of March 31, 2017, we had aggregate Commitments and undrawn Commitments from investors as follows:

	March 31, 2017
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,061.63	$851.24	20%

RECENT DEVELOPMENTS

On each of April 12, 2017 and April 20, 2017, we entered into subscription agreements with investors providing additional capital commitments of $35.55 million and $0.25 million, respectively. When combined with capital commitments made to us as of March 31, 2017, total capital commitments were $1,097.43 million.

On each of April 20, 2017 and April 21, 2017, we delivered a capital drawdown notice to certain of our investors relating to the combined sale of approximately 204,293 of our common units for an aggregate offering price of $20.07 million. The units were issued on April 27, 2017 and April 28, 2017, respectively.

On May 1, 2017, our Board of Directors declared a distribution equal to our net investment income per unit (if positive) for the period April 1, 2017 through June 30, 2017, payable on or about July 26, 2017 to unitholders of record as of June 30, 2017.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. In addition to the discussion below, our critical accounting policies are further described in the notes to the consolidated financial statements.

Valuation of Portfolio Investments

As a BDC, we conduct the valuation of our assets, pursuant to which our NAV is determined, at all times consistent with GAAP and the Investment Company Act. Our Board of Directors, with the assistance of our Audit Committee, determines the fair value of our assets on at least a quarterly basis, in accordance with the terms of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosures (“ASC 820”). Our valuation procedures are described in more detail below.

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

Currently, the majority of our investments fall within Level 3 of the fair value hierarchy. We do not expect that there will be readily available market values for most of the investments which are in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our Board of Directors using a documented valuation policy, described below, and a consistently applied valuation process. The factors that may be taken into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, and the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. Available current market data are considered such as applicable market yields and multiples of publicly traded securities, comparison of financial ratios of peer companies, and changes in the interest rate environment and the credit markets that may affect the price at which similar investments would trade in their principal market, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation.

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

(2)

Our Board of Directors also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available, or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information provided by the investment professionals of our Investment Adviser as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisors provide an opinion on a final range of values on such investments to our Board of Directors or the Audit Committee. The Independent Valuation Advisors define fair value in accordance with ASC 820 and utilize valuation approaches including the market approach, the income approach or both. A portion of the portfolio is reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, are reviewed at least annually by an Independent Valuation Advisor;

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

As of March 31, 2017 and December 31, 2016, on a fair value basis, approximately 5.0% and 8.7%, respectively, of our performing debt investments bore interest at a fixed rate and approximately 95.0% and 91.3%, respectively, of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2017 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2017 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$8.36	$(5.81)	$2.55
Up 200 basis points	5.57	(3.87)	1.70
Up 100 basis points	2.78	(1.94)	0.84
Up 75 basis points	2.07	(1.45)	0.62
Up 50 basis points	1.38	(0.97)	0.41
Up 25 basis points	0.68	(0.48)	0.20
Down 25 basis points	(0.24)	0.48	0.24
Down 50 basis points	(0.29)	0.97	0.68
Down 75 basis points	(0.31)	1.45	1.14
Down 100 basis points	(0.31)	1.90	1.59
Down 200 basis points	(0.31)	1.90	1.59
Down 300 basis points	(0.31)	1.90	1.59

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A: “Risk Factors” of our Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 28, 2017. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial may materially affect its business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Goldman Sachs Private Middle Market Credit LLC

Date: May 4, 2017	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: May 4, 2017	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer )

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55660), filed on July 13, 2016)

3.2

Second Amended and Restated Limited Liability Company Agreement dated November 1, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-55660), filed on November 3, 2016).

10.1

First Amendment, dated as of March 3, 2017, between the Company, as Borrower, and Bank of America, N.A., as the Administrative Agent, Lead Arranger, Letter of Credit Issuer and a Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55660), filed on March 8, 2017.

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