Form 10-Q
period 2017-06-30
Goldman Sachs Private Middle Market Credit LLC
filed 2017-08-03
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  X

The number of the registrant’s limited liability company common units outstanding at August 3, 2017 was 3,233,261.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

	INDEX	PAGE
PART I	FINANCIAL INFORMATION	4
ITEM 1.	Financial Statements	4
	Consolidated Statements of Financial Condition as of June 30, 2017 (Unaudited) and December 31, 2016	4
	Consolidated Statements of Operations for the three and six months ended June 30, 2017 (Unaudited) and for the period from June 9, 2016 (inception) to June 30, 2016 (Unaudited)	5
	Consolidated Statements of Changes in Members’ Capital for the six months ended June 30, 2017 (Unaudited) and for the period from June 9, 2016 (inception) to June 30, 2016 (Unaudited)	6
	Consolidated Statements of Cash Flows for the six months ended June 30, 2017 (Unaudited) and for the period from June 9, 2016 (inception) to June 30, 2016 (Unaudited)	7
	Consolidated Schedules of Investments as of June 30, 2017 (Unaudited) and December 31, 2016	8
	Notes to the Consolidated Financial Statements (Unaudited)	12
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	45
ITEM 4.	Controls and Procedures	45

PART II	OTHER INFORMATION	46
ITEM 1.	Legal Proceedings	46
ITEM 1A.	Risk Factors	46
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
ITEM 3.	Defaults Upon Senior Securities	46
ITEM 4.	Mine Safety Disclosures	46
ITEM 5.	Other Information	46
ITEM 6.	Exhibits	46

SIGNATURES		47

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended;
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations; and
•	the availability of credit and/or our ability to access the capital markets.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	June 30, 2017 (unaudited)	December 31, 2016
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $471,328 and $199,182, respectively)	$472,011	$199,436
Investments in affiliated money market fund (cost of $4,019 and $138,311, respectively)	4,019	138,311

Total investments, at fair value (cost of $475,347 and $337,493, respectively)	476,030	337,747
Cash	31,931	3,863
Receivable for investments sold	15,000	–
Receivable for common units sold	5,400	–
Interest and dividends receivable from non-controlled/non-affiliated investments	2,485	645
Deferred financing costs	1,079	1,351
Deferred offering costs	–	859
Other assets	33	–

Total assets	$531,958	$344,465

Liabilities

Debt	$203,500	$130,000
Interest and other debt expenses payable	558	188
Management fees payable	991	698
Incentive fees payable	2,195	–
Distribution payable	7,766	2,998
Accrued offering costs	133	285
Accrued organization costs	107	115
Directors’ fees payable	27	–
Accrued expenses and other liabilities	1,125	740

Total liabilities	$216,402	$135,024

Commitments and Contingencies (Note 7)

Members’ Capital

Preferred units (0 units issued and outstanding)	$–	$–
Common units (3,233,261 and 2,142,978 units issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	317,381	209,521
Accumulated net realized gain (loss)	(2)	–
Accumulated undistributed net investment income (distribution in excess of net investment income)	(2,506)	(334)
Net unrealized appreciation (depreciation) on investments	683	254

TOTAL MEMBERS’ CAPITAL	$315,556	$209,441

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$531,958	$344,465

Net asset value per unit	$97.60	$97.73

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the three months ended June 30, 2017	For the period from June 9, 2016 (inception) to June 30, 2016	For the six months ended June 30, 2017	For the period from June 9, 2016 (inception) to June 30, 2016
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$11,493	$–	$18,265	$–
Other income	309	–	467	–

Total investment income from non-controlled/non-affiliated investments	11,802	–	18,732	–
From non-controlled affiliated investments:
Dividend income	5	–	12	–

Total investment income from non-controlled affiliated investments	5	–	12	–

Total investment income	$11,807	$–	$18,744	$–

Expenses:
Interest and other debt expenses	$2,032	$–	$3,002	$–
Management fees	991	–	1,778	–
Incentive fees	2,195	–	2,195	–
Offering costs	527	–	949	–
Professional fees	239	–	444	–
Administration, custodian and transfer agent fees	124	–	222	–
Directors’ fees	30	–	59	–
Organization costs	–	338	–	338
Other expenses	83	–	174	–

Total expenses	$6,221	$338	$8,823	$338

NET INVESTMENT INCOME (LOSS)	$5,586	$(338)	$9,921	$(338)

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(2)	$–	$(2)	$–
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(266)	–	429	–

Net realized and unrealized gains (losses)	$(268)	$–	$427	$–

NET INCREASE (DECREASE) IN MEMBERS’ CAPITAL RESULTING FROM OPERATIONS	$5,318	$(338)	$10,348	$(338)

Net investment income (loss) per share (basic and diluted)	$2.26	$(338,063.00)	$4.30	$(338,063.00)
Earnings per unit (basic and diluted)	$2.15	$(338,063.00)	$4.48	$(338,063.00)
Weighted average units outstanding	2,474,315	1	2,309,562	1
Distributions declared per unit	$2.40	$–	$4.42	$–

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the six months ended June 30, 2017	For the period from June 9, 2016 (inception) to June 30, 2016
Increase (decrease) in Members’ Capital resulting from operations:
Net investment income (loss)	$9,921	$(338)
Net realized gain (loss) on investments	(2)	–
Net change in unrealized appreciation (depreciation) on investments	429	–

Net increase (decrease) in Members’ Capital resulting from operations	$10,348	$(338)

Distributions to unitholders from:
Net investment income	$(12,093)	$–

Total distributions to unitholders	$(12,093)	$–

Capital transactions:
Issuance of units (1,090,283 and 1 units, respectively)	$107,860	$– (1)

Net increase (decrease) in Members’ Capital resulting from capital transactions	$107,860	$– (1)

TOTAL INCREASE (DECREASE) IN MEMBERS’ CAPITAL	$106,115	$(338)

Members’ Capital at beginning of period	$209,441	$–

Members’ Capital at end of period	$315,556	$(338)

Accumulated undistributed net investment income (distribution in excess of net investment income)	$(2,506)	$(338)

(1)	Amount rounds to less than $1

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the six months ended June 30, 2017	For the period from June 9, 2016 (inception) to June 30, 2016

Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations:	$10,348	$(338)
Adjustments to reconcile net increase (decrease) in Members’ Capital resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(319,914)	–
Investments in affiliated money market fund, net	134,292	–
Proceeds from sales of investments and principal repayments	48,801	–
Net realized (gain) loss on investments	2	–
Net change in unrealized (appreciation) depreciation on investments	(429)	–
Amortization of premium and accretion of discount, net	(1,035)	–
Amortization of deferred financing costs	545	–
Amortization of deferred offering costs	949	–
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(15,000)	–
(Increase) decrease in receivable for common units sold	(5,400)	–
(Increase) decrease in interest and dividends receivable	(1,840)	–
(Increase) decrease in other assets	(33)	–
Increase (decrease) in interest and other debt expenses payable	343	–
Increase (decrease) in management fees payable	293	–
Increase (decrease) in incentive fees payable	2,195	–
Increase (decrease) in accrued organization costs	(8)	338
Increase (decrease) in directors’ fees payable	27	–
Increase (decrease) in accrued expenses and other liabilities	385	–

Net cash provided by (used for) operating activities	$(145,479)	$–

Cash flows from financing activities:
Proceeds from issuance of common units	$107,860	$–	(1)
Offering costs paid	(242)	–
Distributions paid	(7,325)	–
Financing costs paid	(246)	–
Borrowings on debt	300,500	–
Repayments of debt	(227,000)	–

Net cash provided by (used for) financing activities	$173,547	$–	(1)

Net increase (decrease) in cash	28,068	–	(1)
Cash, beginning of period	3,863	–

Cash, end of period	$31,931	$–	(1)

Supplemental and non-cash financing activities
Interest expense paid	$1,825	$–
Accrued but unpaid deferred financing and debt issuance costs	$27	$303
Accrued but unpaid offering costs	$133	$1,187
Accrued but unpaid distributions	$7,766	$–

(1)	Amount rounds to less than $1

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of June 30, 2017

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

Investments at Fair Value – 149.58% #

Corporate Debt – 147.37%

1st Lien/Senior Secured Debt – 38.29%
Clinical Supplies Management Holdings, Inc.(++)	Containers & Packaging	L + 7.75% (1.00% Floor)	10/12/2021	$24,039	$23,609	$23,618
Clinical Supplies Management Holdings, Inc.(1) (2)	Containers & Packaging	L + 7.75% (1.00% Floor)	10/12/2021	2,000	(35)	(35)
Continuum Managed Services LLC(++) (3)	IT Services	L + 8.75% (1.00% Floor)	06/08/2023	42,350	41,196	41,185
Continuum Managed Services LLC(1) (2) (3)	IT Services	L + 8.75% (1.00% Floor)	06/08/2023	3,532	(96)	(97)
Continuum Managed Services LLC(1) (2) (3)	IT Services	L + 8.75% (1.00% Floor)	06/08/2022	3,280	(89)	(90)
Datacor Holdings, Inc.	Chemicals	9.50%	08/12/2022	14,000	13,752	13,755
Imperial Bag & Paper Co. LLC(+) (3)	Distributors	L + 7.50% (1.00% Floor)	06/10/2024	16,400	16,075	16,072
Netvoyage Corporation(+) (3)	Software	L + 9.50% (1.00% Floor)	03/24/2022	12,527	12,287	12,277
Netvoyage Corporation(1) (2) (3)	Software	L + 9.50% (1.00% Floor)	03/24/2022	1,044	(20)	(21)
Yasso, Inc.(++) (3)	Food Products	L + 7.75% (1.00% Floor)	03/23/2022	14,464	14,190	14,175

Total 1st Lien/Senior Secured Debt					120,869	120,839

1st Lien/Last-Out Unitranche (4) – 29.85%
myON, LLC(+) (3)	Internet Software & Services	L + 8.50% (1.00% Floor)	02/17/2022	11,300	11,087	11,074
Smarsh, Inc.(+) (3)	Software	L + 7.88% (1.00% Floor)	03/31/2021	26,200	25,743	25,741
Vantage Mobility International, LLC(+)	Health Care Equipment & Supplies	L + 7.75% (1.00% Floor)	09/09/2021	24,000	23,583	23,580
You Fit, LLC(++)	Diversified Consumer Services	L + 6.75% (1.00% Floor)	01/04/2022	34,500	33,467	33,810

Total 1st Lien/Last-Out Unitranche					93,880	94,205

2nd Lien/Senior Secured Debt – 78.17%
American Dental Partners, Inc.(++) (3)	Health Care Providers & Services	L + 8.50% (1.00% Floor)	09/25/2023	13,600	13,274	13,260
Association Member Benefits Advisors, LLC(+)	Insurance	L + 8.75% (1.00% Floor)	06/08/2023	28,000	27,476	27,440
DuBois Chemicals, Inc.(+) (3)	Chemicals	L + 8.00% (1.00% Floor)	03/15/2025	20,000	19,565	19,800
Granicus, Inc.(++)	Software	L + 9.00% (1.00% Floor)	09/07/2023	25,500	25,031	25,054
Market Track, LLC(+) (3)	Internet Catalog & Retail	L + 7.75% (1.00% Floor)	06/05/2025	32,800	31,823	31,816
National Spine and Pain Centers, LLC(+) (3)	Health Care Providers & Services	L + 8.25% (1.00% Floor)	12/02/2024	28,500	27,654	27,645
PPC Industries Inc.(++) (3)	Containers & Packaging	L + 8.00% (1.00% Floor)	05/08/2025	13,300	13,169	13,300
Procare Software, LLC(++)	Diversified Financial Services	L + 8.75% (1.00% Floor)	09/30/2022	35,000	34,306	34,300
Recipe Acquisition Corp.(++)	Food Products	L + 9.00% (1.00% Floor)	12/01/2022	20,000	19,658	19,650
Regulatory DataCorp, Inc.(+)	Diversified Financial Services	L + 9.00% (1.00% Floor)	09/21/2023	15,000	14,724	14,700
Worldwide Express Operations, LLC.(++) (3)	Air Freight & Logistics	L + 8.75% (1.00% Floor)	02/03/2025	20,000	19,714	19,700

Total 2nd Lien/Senior Secured Debt					246,394	246,665

Unsecured Debt – 1.06%
Recipe Acquisition Corp.	Food Products	13.25% PIK	12/21/2022	3,400	3,335	3,341

Total Unsecured Debt					3,335	3,341

Total Corporate Debt					464,478	465,050

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of June 30, 2017 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value

Preferred Stock – 0.83%
Datacor Holdings, Inc.(5) (6)	Chemicals		1,000,000	$1,000	$1,060
Recipe Acquisition Corp.(5)	Food Products	11.00% PIK	1,600	1,496	1,559

Total Preferred Stock				2,496	2,619

Common Stock – 1.35%
Continuum Managed Services LLC – Class A(3) (5)	IT Services		1,079	1,079	1,079
Continuum Managed Services LLC – Class B(3) (5)	IT Services		731,623	11	11
myON, LLC(3) (5)	Internet Software & Services		24,131	900	900
National Spine and Pain Centers, LLC(3) (5)	Health Care Providers & Services		900	900	900
Yasso, Inc.(3) (5)	Food Products		1,360	1,360	1,360

Total Common Stock				4,250	4,250

Portfolio Company	Industry		Units	Cost	Fair Value

Warrants – 0.03%
Recipe Acquisition Corp.(5)	Food Products		44	$104	$92

Total Warrants				104	92

		Yield	Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund – 1.27% #
Goldman Sachs Financial Square Government Fund		0.86%(7)	4,019,037	$4,019	$4,019

Total Investments in Affiliated Money Market Fund				4,019	4,019

TOTAL INVESTMENTS – 150.85%				$475,347	$476,030

LIABILITIES IN EXCESS OF OTHER ASSETS – (50.85%)					$(160,474)

MEMBERS’ CAPITAL – 100.00%					$315,556

#	Percentages are based on Members’ Capital.
(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of June 30, 2017 was 1.22%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of June 30, 2017 was 1.30%.
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

(3)

Represent co-investments made with certain funds managed by the Investment Adviser in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

(4)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(5)	Non-income producing security.
(6)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2017, the aggregate fair value of these securities is $1,060 or 0.20% of the Company’s total assets.

(7)	The rate shown is the annualized seven-day yield as of June 30, 2017.

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

Goldman Sachs Asset Management, L.P. (“GSAM”), a Delaware limited partnership and an affiliate of Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), is the investment adviser (the “Investment Adviser”) of the Company. The term “Goldman Sachs” refers to The Goldman Sachs Group, Inc. (“Group Inc.”), together with GS & Co., GSAM and its other subsidiaries.

On May 6, 2016 (the “Initial Closing Date”), the Company began accepting subscription agreements (“Subscription Agreements”) from investors acquiring common units of the Company’s limited liability company interests (“Units”) in the Company’s private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the undrawn amount of their capital commitment to purchase Units each time the Company delivers a drawdown notice. On November 1, 2016, the Company’s board of directors (the “Board of Directors” or the “Board”) approved an amended and restated limited liability company agreement and approved an extension of the final date on which the Company would accept Subscription Agreements to May 5, 2017.

The investment period commenced on the Initial Closing Date and will continue until May 5, 2019, provided that it may be extended by the Board of Directors, in its discretion, for one additional six-month period, and, with the approval of a majority-in-interest of the unitholders, for up to one additional year thereafter. In addition, the Board of Directors may terminate the investment period at any time in its discretion.

The term of the Company is until May 5, 2024, subject to the Board of Directors’ right to liquidate the Company at any time and to extend the term of the Company for up to two successive one-year periods. Upon the request of the Board of Directors and the approval of a majority-in-interest of the unitholders, the term of the Company may be further extended.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2017. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three and six months ended June 30, 2017, the Company earned $700 and $700, respectively, in prepayment premiums and $550 and $551, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts. For the period from June 9, 2016 (inception) to June 30, 2016, the Company earned no prepayment premiums and no accelerated accretion of upfront loan origination fees and unamortized discounts.

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, respectively.

Certain structuring fees, amendment fees and syndication fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Non-Accrual Investments

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan or debt security has sufficient collateral value and is in the process of collection. As of June 30, 2017 and December 31, 2016, the Company did not have any investments on non-accrual status.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources. In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by the Board of Directors within the meaning of the Investment Company Act.

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2017 and December 31, 2016, the Company held $31,931 and $3,863, respectively, in cash.

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

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense, and any income tax penalties under expenses in the Consolidated Statements of Operations.

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

For the three and six months ended June 30, 2017, Management Fees amounted to $991 and $1,778, respectively. As of June 30, 2017, $991 remained payable. For the period from June 9, 2016 (inception) to June 30, 2016, no Management Fee had been accrued or paid.

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

For the three and six months ended June 30, 2017, the Company accrued unvested Incentive Fees of $2,195 and $2,195, respectively. As of June 30, 2017, $2,195 remained payable. For the period from June 9, 2016 (inception) to June 30, 2016, the Company did not accrue Incentive Fees.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and six months ended June 30, 2017 and for the period from June 9, 2016 (inception) to June 30, 2016, there was no reimbursement from the Investment Adviser pursuant to this provision.

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

For the three and six months ended June 30, 2017, the Company incurred expenses for services provided by the Administrator and the Custodian of $91 and $174, respectively. As of June 30, 2017, $80 remained payable. For the period from June 9, 2016 (inception) to June 30, 2016, the Company did not incur expenses for services provided by the Administrator and the Custodian.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three and six months ended June 30, 2017, the Company incurred expenses for services provided by the Transfer Agent of $33 and $48, respectively. As of June 30, 2017, $76 remained payable. For the period from June 9, 2016 (inception) to June 30, 2016, the Company did not incur expenses for services provided by the Transfer Agent.

Affiliates

The Company’s investments in affiliates for the six months ended June 30, 2017 were as follows.

	Fair Value as of December 31, 2016	Gross Additions(2)	Gross Reductions(3)	Change in Unrealized Gains (Losses)	Fair Value as of June 30, 2017	Dividend and Interest Income	Other Income
Non-Controlled Affiliates

Goldman Sachs Financial Square Government Fund(1)	$138,311	$178,713	$(313,005)	$–	$4,019	$12	$–
Total Non-Controlled Affiliates	$138,311	$178,713	$(313,005)	$–	$4,019	$12	$–

(1)	Fund advised by an affiliate of Goldman Sachs.
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

The Company’s investments in affiliates for the period from June 9, 2016 (inception) to December 31, 2016 were as follows:

	Fair Value as of June 9, 2016 (inception)	Gross Additions(2)	Gross Reductions(3)	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2016	Dividend and Interest Income	Other Income
Non-Controlled Affiliates

Goldman Sachs Financial Square Government Fund(1)	$–	$398,443	$(260,132)	$–	$138,311	$25	$–
Total Non-Controlled Affiliates	$–	$398,443	$(260,132)	$–	$138,311	$25	$–

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted GSAM, Goldman Sachs BDC, Inc. (“GS BDC”), Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) and the Company exemptive relief (“Exemptive Relief”) that permits the Company to co-invest with GS BDC, GS MMLC and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, in the future, subject to certain terms and conditions in the Exemptive Relief. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of GS BDC, GS MMLC and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

4.	INVESTMENTS

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $4,019 and $138,311, respectively) consisted of the following:

	June 30, 2017		December 31, 2016
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$120,869	$120,839	$43,629	$43,554
1st Lien/Last-Out Unitranche	93,880	94,205	23,544	23,520
2nd Lien/Senior Secured Debt	246,394	246,665	126,076	126,430
Unsecured Debt	3,335	3,341	2,496	2,500
Preferred Stock	2,496	2,619	3,333	3,332
Common Stock	4,250	4,250	–	–
Warrants	104	92	104	100
Total Investments	$471,328	$472,011	$199,182	$199,436

As of the dates indicated, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	June 30, 2017	December 31, 2016
Software	13.4%	12.5%
Diversified Financial Services	10.4	19.7
IT Service	8.9	–
Health Care Providers & Services	8.9	–
Food Products	8.5	12.3
Containers & Packaging	7.8	5.1
Chemicals	7.3	7.4
Diversified Consumer Services	7.2	–
Internet Catalog & Retail	6.7	–
Insurance	5.8	13.8
Health Care Equipment & Supplies	5.0	11.8
Air Freight & Logistics	4.2	–
Distributors	3.4	–
Internet Software & Services	2.5	–
Construction & Engineering	–	9.8
Healthcare Technology	–	7.6
Total	100.0%	100.0%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	June 30, 2017	December 31, 2016
United States	100.0%	100.0%
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of June 30, 2017 and December 31, 2016. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of June 30, 2017(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of June 30, 2017
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$63,769	• Discount Rate	9.9% – 12.1%(10.6%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$68,464	• Discount Rate	10.3% – 11.1%(10.7%)
	2nd Lien/Senior Secured	Discounted cash flows:
	$173,904	• Discount Rate	10.5% – 11.6%(11.4%)
	Unsecured Debt	Discounted cash flows:
	$3,341	• Discount Rate	4.7% – 14.0%(13.6%)
Equity	Preferred Stock	Discounted cash flows:
	$2,619	• Discount Rate	11.4% – 13.9%(12.2%)
Comparable multiples:
		• EV/EBITDA(5)	10.2x – 12.5x (10.1x)
	Common Stock	Discounted cash flows:
	$2,260	• Discount Rate	11.1% – 12.6%(12.0%)
Comparable multiples:
		• EV/Revenue	2.2x – 7.7x (2.7x)
Comparable multiples:
		• EV/EBITDA(5)	5.7x – 16.3x (17.5x)
	Warrants	Discounted cash flows:
	$92	• Discount Rate	8.7% – 13.8%(10.6%)
Comparable multiples:
		• EV/EBITDA(5)	3.6x – 10.5x (12.5x)

(1)

Included within Level 3 Assets of $472,011 is an amount of $157,562 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

(2)

The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the Level 3 balance encompasses both of these techniques.

(3)	The range for an asset category consisting of a single investment represents the relevant market data considered in determining the fair value of the investment.
(4)

Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

(5)	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Level 3 Instruments	Level 3 Assets as of December 31, 2016(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2016
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$33,320	• Discount Rate	9.9% – 11.9%(11.1%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$23,520	• Discount Rate	6.8% – 10.9%(11.2%)
	2nd Lien/Senior Secured	Discounted cash flows:
	$83,840	• Discount Rate	11.7% – 11.9%(11.8%)
Equity	Preferred Stock	Discounted cash flows:
	$1,000	• Discount Rate	7.3% – 10.0%(13.9%)
Comparable multiples:
		• EV/EBITDA(5)	9.4x – 14.7x (10.0x)

(1)

Included within Level 3 Assets of $199,436 is an amount of $57,756 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

(2)

The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the Level 3 balance encompasses both of these techniques.

(3)	The range for an asset category consisting of a single investment represents the relevant market data considered in determining the fair value of the investment.
(4)

Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

(5)	Enterprise value of portfolio company as a multiple of EBITDA.

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2017 and December 31, 2016. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of June 30, 2017:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$–	$120,839	$120,839
1st Lien/Last-Out Unitranche	–	–	94,205	94,205
2nd Lien/Senior Secured Debt	–	–	246,665	246,665
Unsecured Debt	–	–	3,341	3,341
Preferred Stock	–	–	2,619	2,619
Common Stock	–	–	4,250	4,250
Warrants	–	–	92	92
Affiliated Money Market Fund	4,019	–	–	4,019
Total assets	$4,019	$–	$472,011	$476,030

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2016:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$–	$43,554	$43,554
1st Lien/Last-Out Unitranche	–	–	23,520	23,520
2nd Lien/Senior Secured Debt	–	–	126,430	126,430
Unsecured Debt	–	–	3,332	3,332
Preferred Stock	–	–	2,500	2,500
Warrants	–	–	100	100
Affiliated Money Market Fund	138,311	–	–	138,311
Total assets	$138,311	$–	$199,436	$337,747

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2017:

Level 3	Beginning Balance as of January 1, 2017	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of June 30, 2017
1st Lien/Senior Secured Debt	$43,554	$106,708	$(2)	$46	$(29,926)	$459	$–	$–	$120,839
1st Lien/Last-Out Unitranche	23,520	74,068	–	350	(3,875)	142	–	–	94,205
2nd Lien/Senior Secured Debt	126,430	134,888	–	(84)	(15,000)	431	–	–	246,665
Unsecured Debt	3,332	–	–	6	–	3	–	–	3,341
Preferred Stock	2,500	–	–	119	–	–	–	–	2,619
Common Stock	–	4,250	–	–	–	–	–	–	4,250
Warrants	100	–	–	(8)	–	–	–	–	92
Total assets	$199,436	$319,914	$(2)	$429	$(48,801)	$1,035	$–	$–	$472,011

(1)	Purchases may include PIK securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held as of June 30, 2017 totaled $774, consisting of the following: 1st Lien/Senior Secured Debt $23, 1st Lien/Last-Out Unitranche $350, 2nd Lien/Senior Secured Debt $284, Unsecured Debt $6, Preferred Stock $119, Common Stock $0 and Warrants $(8).

For the period from June 9, 2016 (inception) to June 30, 2016, there was no investment activity by the Company.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2017 and December 31, 2016, approximates its carrying value.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of June 30, 2017 and December 31, 2016, the Company’s outstanding borrowings were $203,500 and $130,000, respectively, and the Company’s asset coverage ratio was 2.55 to 1 and 2.61 to 1, respectively.

Revolving Credit Facility

The Company entered into a Revolving Credit Facility on July 18, 2016 with Bank of America, N.A. as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender.

On March 3, 2017, the Company amended the Revolving Credit Facility to, among other things:

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

The maximum principal amount of the Revolving Credit Facility was $350,000 as of June 30, 2017, of which $203,500 was drawn as of June 30, 2017, subject to availability under the “Borrowing Base.” The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The Company has the ability to increase the maximum principal amount of the Revolving Credit Facility up to $750,000 subject to increasing commitments of existing lenders and/or obtaining commitments of new lenders and certain other conditions. The Revolving Credit Facility will mature on July 17, 2018, subject to extension with the consent of the Administrative Agent and the extending lenders, and certain other conditions.

The Company has the ability to elect either LIBOR or the alternative base rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company pays a 0.25% annualized fee on a quarterly basis on committed but undrawn amounts under the Revolving Credit Facility.

Amounts drawn under the Revolving Credit Facility may be prepaid at any time without premium or penalty, subject to applicable breakage costs. Loans are subject to mandatory prepayment for amounts exceeding the Borrowing Base or the lenders’ aggregate commitment and to the extent required to comply with the Investment Company Act, as applied to BDCs. Transfers of interests in the Company by investors are subject to certain restrictions under the Revolving Credit Facility and may trigger mandatory prepayment obligations.

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

Costs of $2,024 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of June 30, 2017 and December 31, 2016, outstanding deferred financing costs were $1,079 and $1,351, respectively.

The summary information of the Revolving Credit Facility for the three and six months ended June 30, 2017 is as follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Borrowing Interest Expense	$1,614	$2,203
Facility fees	121	254
Amortization of financing costs	297	545
Total	$2,032	$3,002
Weighted average interest rate	4.08%	3.90%
Average outstanding balance	$158,813	$114,011

7.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows as of the dates indicated:

	June 30, 2017			December 31, 2016
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,097,430	$779,175	29%	$1,001,880	$791,485	21%

Portfolio Company Commitments

The Company may enter into commitments to fund investments. As of June 30, 2017, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	June 30, 2017			December 31, 2016
	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
1st Lien/Senior Secured Debt
Clinical Supplies Management Holdings, Inc.	–	$–	$–	04/12/2018	$8,640	$(173)
Clinical Supplies Management Holdings, Inc.	10/12/2021	2,000	(35)	10/12/2021	2,000	(40)
Continuum Managed Services LLC	06/08/2019	3,532	(97)	–	–	–
Continuum Managed Services LLC	06/08/2022	3,280	(90)	–	–	–
Netvoyage Corporation	03/24/2022	1,044	(21)	–	–	–
Total 1st Lien/Senior Secured Debt		$9,856	$(243)		$10,640	$(213)
Total		$9,856	$(243)		$10,640	$(213)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Net of capitalized fees, expenses and OID.
(3)	A negative fair value was reflected as investments, at fair value in the Consolidated Statements of Financial Condition. The negative fair value is the result of the capitalized discount on the loan.

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

Capital Drawdowns

The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2017.

Unit Issue Date	Units Issued	Proceeds Received
April 27, 2017	203,758	$20,013
April 28, 2017	535	53
May 26, 2017	444,153	43,897
June 29, 2017	441,837	43,897
Total capital drawdowns	1,090,283	$107,860

There were no capital drawdowns delivered pursuant to the Subscription Agreements for the period from June 9, 2016 (inception) to June 30, 2016.

Distributions

The following table reflects the distributions declared on the Company’s common Units for the six months ended June 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Unit
February 22, 2017	March 31, 2017	April 17, 2017	$2.02
May 1, 2017	June 30, 2017	July 26, 2017	$2.40

There were no distributions for the period from June 9, 2016 (inception) to June 30, 2016.

9.	EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit for the three and six months ended June 30, 2017 and for the period from June 9, 2016 (inception) to June 30, 2016.

	Three Months Ended June 30, 2017	Period from June 9, 2016 (inception) to June 30, 2016	Six Months Ended June 30, 2017	Period from June 9, 2016 (inception) to June 30, 2016
Numerator for basic and diluted earnings per unit - increase in Members’ Capital resulting from operations	$5,318	$(338)	10,348	$(338)
Denominator for basic and diluted earnings per unit - the weighted average Units outstanding	2,474,315	1	2,309,562	1
Basic and diluted earnings (loss) per unit	$2.15	$(338,063.00)	4.48	$(338,063.00)

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

10.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the six months ended June 30, 2017 and for the period from June 9, 2016 (inception) to June 30, 2016:

	For the Six Months Ended June 30, 2017		For the period from June 9, 2016 (inception) to June 30, 2016
Per Unit Data:(1)
Net asset value, beginning of period	$97.73		$100.00
Net investment income (loss)	4.30		(338,063.00)
Net realized and unrealized gains (losses)	(0.01	)(2)	–

Net increase (decrease) in net assets resulting from operations	4.29		(338,063.00)

Distributions declared from net investment income(3)	(4.42)		–

Total increase (decrease) in net assets	(0.13)		(338,063.00)

Net asset value, end of period	$97.60		$(337,963.00)

Units outstanding, end of period	3,233,261		1
Weighted average units outstanding	2,309,562		1
Total return based on Net Asset Value(4)	4.41%		(338,063.00)%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Members’ Capital, end of period	$315,556		$(338)
Ratio of net expenses to average Members’ Capital(5)	6.41%		200.12%
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital(5)	2.76%		200.12%
Ratio of interest and other debt expenses to average Members’ Capital(5)	2.68%		N/A
Ratio of incentive fees to average Members’ Capital(5)	0.97%		N/A
Ratio of total expenses to average Members’ Capital(5)	6.41%		200.12%
Ratio of net investment income (loss) to average Members’ Capital(5)	10.33%		(200.12)%
Average debt outstanding	114,011		N/A
Average debt per unit(6)	49.36		N/A
Portfolio turnover	14%		N/A

(1)	The per unit data was derived by using the weighted average units outstanding during the period.
(2)

For the six months ended June 30, 2017, the amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of the distribution.

(3)	The per unit data for distributions declared reflects the actual amount of distributions declared per unit for the applicable period.
(4)	Total return based on NAV is calculated as the change in NAV per unit during the period plus dividends declared per unit, divided by the beginning NAV per unit.
(5)	Annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.
(6)	Average debt per unit is calculated as average debt outstanding divided by the weighted average units outstanding during the period.

11.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Financial Condition date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On August 1, 2017, the Board of Directors declared a distribution equal to the Company’s net investment income per unit (if positive) for the period July 1, 2017 through September 30, 2017, payable on or about October 24, 2017 to unitholders of record as of September 29, 2017.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through June 30, 2017, we originated $530.71 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. “Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion earns a higher interest rate. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

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

Revenues

We generate revenues in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments may provide for deferred interest payments or payment-in-kind interest. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date.

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

Expenses

Our primary operating expenses include the payment of the management fee (the “Management Fee”) and the incentive fee (the “Incentive Fee”) to the Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. Pursuant to an investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”), Company expenses borne by us in the ordinary course on an annual basis (excluding Management Fees, Incentive Fees, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to us by holders of our common units of the Company’s limited liability company interests (“Units”); provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. We bear all other costs and expenses of our operations and transactions in accordance with our Investment Advisory Agreement, including those relating to:

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

Leverage

Our revolving credit facility (the “Revolving Credit Facility”) allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 2 to 1 after such borrowing. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 2 to 1, we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors (the “Board of Directors” or the “Board”) assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2017 and December 31, 2016, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc. of $4.02 million and $138.31 million, respectively) consisted of the following:

	As of
	June 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$120.87	$120.84	25.6%	$43.63	$43.55	21.8%
First Lien/Last-Out Unitranche	93.88	94.20	20.0	23.54	23.52	11.8
Second Lien/Senior Secured Debt	246.39	246.67	52.3	126.08	126.44	63.4
Unsecured Debt	3.34	3.34	0.7	3.33	3.33	1.7
Preferred Stock	2.50	2.62	0.6	2.50	2.50	1.3
Common Stock	4.25	4.25	0.8	–	–	–
Warrants	0.10	0.09	0.0	0.10	0.10	0.0

Total Investments	$471.33	$472.01	100.0%	$199.18	$199.44	100.0%

As of June 30, 2017 and December 31, 2016, the weighted average yield on our portfolio by asset type (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at cost and fair value, were as follows:

	As of
	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.1%	10.1%	10.0%	10.1%
First Lien/Last-Out Unitranche(2)	10.1%	10.0%	10.2%	10.2%
Second Lien/Senior Secured Debt(2)	10.3%	10.2%	10.2%	10.2%
Unsecured Debt(2)	13.7%	13.7%	13.8%	13.8%
Preferred Stock(3)	0.0%	0.0%	0.0%	0.0%
Common Stock(3)	0.0%	0.0%	–	–
Warrants(3)	0.0%	0.0%	0.0%	0.0%
Total Portfolio	10.1%	10.0%	10.1%	10.1%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
(2)

Computed based on the (a) annual stated interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively. For investments that are subject to a LIBOR floor, the yield calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of respective period end date. The actual interest rate may vary.

(3)

Computed based on the (a) stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of June 30, 2017 and December 31, 2016:

	As of
	June 30, 2017	December 31, 2016
Number of portfolio companies	21	10
Percentage of performing debt bearing a floating rate(1)	96.3%	91.3%
Percentage of performing debt bearing a fixed rate(1)(2)	3.7%	8.7%
Weighted average leverage (net debt/EBITDA)(3)	5.1x	5.0x
Weighted average interest coverage(3)	2.7x	2.9x
Median EBITDA(3)	$25.30 million	$14.95 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
(3)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The net debt to EBITDA represents the ratio of a portfolio company’s total debt (net of cash) and excluding debt subordinated to the Company’s investment in a portfolio company, to a portfolio company’s EBITDA. The interest coverage ratio represents the ratio of a portfolio company’s EBITDA as a multiple of interest expense. Weighted average net debt to EBITDA is weighted based on the fair value of the Company’s debt investments excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as investments that are underwritten and covenanted based on recurring revenue. Weighted average interest coverage is weighted based on the fair value of the Company’s performing debt investments, excluding investments where EBITDA may not be the appropriate measure of credit risk, such as investments that are underwritten and covenanted based on recurring revenue. Median EBITDA is based on the Company’s debt investments, excluding investments where EBITDA may not be the appropriate measure of credit risk, such as investments that are underwritten and covenanted based on recurring revenue. As June 30, 2017 and December 31, 2016, investments where EBITDA may not be the appropriate measure of credit risk represented 19.4% and 0.0%, respectively, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of June 30, 2017 and December 31, 2016:

As of
	June 30, 2017		December 31, 2016
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$–	–%	$–	–%
Grade 2	472.01	100.0	199.44	100.0
Grade 3	–	–	–	–
Grade 4	–	–	–	–

Total Investments	$472.01	100.0%	$199.44	100.0%

The following table shows the amortized cost of our performing and non-accrual investments as of June 30, 2017 and December 31, 2016:

	As of
	June 30, 2017		December 31, 2016
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$471.33	100.0%	$199.18	100.0%
Non-accrual	–	–	–	–

Total Investments	$471.33	100.0%	$199.18	100.0%

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, principal and interest payments are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

The following table shows our investment activity for the three months ended June 30, 2017 by investment type. As we had not commenced investment operations, there was no investment activity during the period from June 9, 2016 (inception) through June 30, 2016.

For the Three Months Ended June 30, 2017
($ in millions)
Amount of investments committed at cost(1):
First Lien/Senior Secured Debt	$75.58
First Lien/Last-Out Unitranche	25.74
Second Lien/Senior Secured Debt	72.63
Unsecured Debt	–
Preferred Stock	–
Common Stock	1.99
Warrants	–

Total	$175.94

Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$31.79
First Lien/Last-Out Unitranche	–
Second Lien/Senior Secured Debt	15.00
Unsecured Debt	–
Preferred Stock	–
Common Stock	–
Warrants	–

Total	$46.79

Net increase (decrease) in portfolio	$129.15

Number of new investment commitments in new portfolio companies(2)	9
Total new investment commitment amount in new portfolio companies(2)	$175.94
Average new investment commitment amount in new portfolio companies(2)	$19.55
Weighted average remaining term for new investment commitments in new portfolio companies (in years)(2)(3)	6.4
Number of new investment commitments in existing portfolio companies(2)	–
Total new investment commitment amount in existing portfolio companies(2)	$–
Percentage of new debt investment commitments in new portfolio companies at floating interest rates(2)	100.0%
Percentage of new debt investment commitments in new portfolio companies at fixed interest rates(2)	–
Weighted average stated interest rate of new investment commitments in new portfolio companies(2)(4)	9.5%
Weighted average spread over base rate of new floating rate investment commitments in new portfolio companies(2)	8.2%
Weighted average stated interest rate on investments sold or paid down(5)	9.7%

(1)	Net of capitalized fees, expenses and original issue discount (“OID”).
(2)	May include positions originated during the period but not held at the reporting date.
(3)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(4)

For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(5)

Computed based on the (a) annual stated interest rate on the performing debt and other income producing investments, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) sold or paid down. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of respective end date. The actual interest rate may vary.

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2017 and for the period from June 9, 2016 (inception) to June 30, 2016 were as follows:

	For the Three Months Ended June 30, 2017	For the period from June 9, 2016 (inception) to June 30, 2016	For the Six Months Ended June 30, 2017	For the period from June 9, 2016 (inception) to June 30, 2016
	($ in millions)
Total investment income	$11.81	$–	$18.74	$–
Net expenses	(6.22)	(0.34)	(8.82)	(0.34)

Net investment income (loss)	5.59	(0.34)	9.92	(0.34)
Net realized gain (loss) on investments	–	–	–	–
Net unrealized appreciation (depreciation) on investments	(0.27)	–	0.43	–

Net increase (decrease) in Members’ Capital resulting from operations	$5.32	$(0.34)	$10.35	$(0.34)

Net increase in Members’ Capital resulting from operations after tax can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
	($ in millions)
Interest	$11.49	$18.26
Dividend income	0.01	0.01
Other income	0.31	0.47

Total investment income	$11.81	$18.74

Investment income for the three and six months ended June 30, 2017 was driven by our deployment of capital and increasing invested balance.

As we had not commenced investment operations, there were no revenues earned during the period from June 9, 2016 (inception) through June 30, 2016.

Expenses

	For the Three Months Ended June 30, 2017	For the period from June 9, 2016 (inception) to June 30, 2016	For the Six Months Ended June 30, 2017	For the period from June 9, 2016 (inception) to June 30, 2016
	($ in millions)
Interest and other debt expenses	$2.03	$–	$3.00	$–
Management fees	0.99	–	1.78	–
Incentive fees	2.20	–	2.20	–
Offering costs	0.53	–	0.95	–
Professional fees	0.24	–	0.44	–
Administration, custodian and transfer agent fees	0.12	–	0.22	–
Directors’ fees	0.03	–	0.06	–
Organization costs	–	0.34	–	0.34
Other expenses	0.08	–	0.17	–

Total expenses	$6.22	$0.34	$8.82	$0.34

For the three months ended June 30, 2017, we accrued incentive fees of $2.20 million, management fees of $0.99 million, expenses related to the continuous offering of our common Units of $0.53 million, and interest and other debt expenses due to our Revolving Credit Facility of $2.03 million. In addition, our expenses consisted of $0.24 million in professional fees and $0.23 million of other general administrative expenses.

For the six months ended June 30, 2017, we accrued incentive fees of $2.20 million, management fees of $1.78 million, expenses related to the continuous offering of our common Units of $0.95 million, and interest and other debt expenses due to our Revolving Credit Facility of $3.00 million. In addition, our expenses consisted of $0.44 million in professional fees and $0.45 million of other general administrative expenses.

Expenses from June 9, 2016 (inception) to June 30, 2016 consisted of $0.34 million in initial organization costs, which include costs related to our formation and organization.

Net Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2017 were as follows:

	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
	($ in millions)
Unrealized appreciation	$0.31	$0.95
Unrealized depreciation	(0.58)	(0.52)

Net change in unrealized appreciation (depreciation) on investments	$(0.27)	$0.43

As we had not commenced investment operations, there was no net unrealized appreciation (depreciation) on investments during the period from June 9, 2016 (inception) through June 30, 2016.

The change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2017 consisted of the following:

	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
	($ in millions)
Portfolio Company:
American Dental Partners, Inc.	$(0.01)	$(0.01)
Association Member Benefits Advisors, LLC	(0.02)	(0.03)
Clinical Supplies Management Holdings, Inc.	0.04	0.05
Datacor Holdings, Inc.	0.01	0.08
DuBois Chemicals, Inc.	(0.01)	0.24
Global Healthcare Exchange, LLC	(0.36)	(0.37)
Granicus, Inc.	(0.01)	0.04
Greenskies Renewable Energy, LLC	0.04	0.02
PPC Industries Inc.	0.13	0.13
Recipe Acquisition Corp.	0.03	0.02
Regulatory DataCorp, Inc.	(0.01)	(0.02)
Vantage Mobility International, LLC	0.04	0.02
Worldwide Express Operations, LLC	(0.01)	(0.01)
Yasso, Inc.	(0.01)	(0.02)
You Fit, LLC	(0.05)	0.34
Other, net	(0.07)	(0.05)

Total	$(0.27)	$0.43

As we had not commenced investment operations, there were no change in unrealized appreciation (depreciation) on investments during the period from June 9, 2016 (inception) through June 30, 2016.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our unitholders, we may enter into credit facilities in addition to our Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of June 30, 2017 and December 31, 2016, our asset coverage ratio was 2.55 to 1 and 2.61 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of June 30, 2017, we had cash of approximately $31.93 million, an increase of $28.07 million from December 31, 2016. In addition, as of June 30, 2017, we had an investment in a money market fund managed by an affiliate of Group Inc. of $4.02 million. Cash used by operating activities for the six months ended June 30, 2017 was approximately $145.48 million, primarily driven by net purchases of investments of $271.11 million and other operating activities of $19.01 million, offset by net sales of investments in the affiliated money market fund of $134.29 million, and increase in Members’ Capital resulting from operations of $10.35 million. Cash provided by financing activities for the six months ended June 30, 2017 was approximately $173.55 million, primarily driven by proceeds from the issuance of common Units of $107.86 million and net borrowings on debt of $73.50 million, partially offset by distributions paid of $7.33 million and other financing activities of $0.48 million.

To the extent permissible under the risk retention rules and applicable provisions of the 1940 Act, we may raise capital by securitizing certain of our investments, including through the formation of one or more collateralized loan obligations or asset based facilities, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. We may also pursue other forms of debt financing, including potentially from the Small Business Administration through a future small business investment company subsidiary (subject to regulatory approvals).

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

As of June 30, 2017, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2017			December 31, 2016
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$779.18	29%	$1,001.88	$791.49	21%

The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2017:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
April 27, 2017	203,758	$20.01
April 28, 2017	535	0.05
May 26, 2017	444,153	43.90
June 29, 2017	441,837	43.90

Total capital drawdowns	1,090,283	$107.86

There were no capital drawdowns delivered pursuant to the Subscription Agreements for the period from June 9, 2016 (inception) to June 30, 2016.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party may terminate the Investment Advisory Agreement without penalty on least 60 days’ written notice to the other party. Generally, either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party.

The following table shows our contractual obligations as of June 30, 2017:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$203.50	$–	$203.50	$–	$–

Revolving Credit Facility

We entered into a Revolving Credit Facility on July 18, 2016 with Bank of America, N.A. as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender.

On March 3, 2017, we amended the Revolving Credit Facility to, among other things:,

•

temporarily increase the maximum committed principal amount of the Revolving Credit Facility by $100.00 million to $350.00 million, with such temporary increase expiring on December 29, 2017 or earlier pursuant to the terms of the Revolving Credit Facility; and

•

increase the interest rate on obligations under the Revolving Credit Facility to either (1) the prevailing London InterBank Offered Rate (“LIBOR”) for one, two, three or six months plus 3.00% per annum (increased from 2.25% per annum) or (2) an alternate base rate (the greater of the prime rate of such commercial bank, the federal funds rate plus 0.50%, and LIBOR plus 1.00%) plus 2.00% per annum (increased from 1.25% per annum).

The maximum principal amount of the Revolving Credit Facility is $350.00 million as of June 30, 2017, of which $203.50 million was drawn as of June 30, 2017, subject to availability under the “Borrowing Base.” The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. We have the ability to increase the maximum principal amount of the Revolving Credit Facility up to $750.00 million, subject to increasing commitments of existing lenders and/or obtaining commitments of new lenders and certain other conditions. The Revolving Credit Facility will mature on July 17, 2018, subject to extension with the consent of the Administrative Agent and the extending lenders, and certain other conditions.

We have the ability to elect either LIBOR or the alternative base rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. We pay a 0.25% annualized fee on a quarterly basis on committed but undrawn amounts under the Revolving Credit Facility.

Amounts drawn under the Revolving Credit Facility may be prepaid at any time without premium or penalty, subject to applicable breakage costs. Loans are subject to mandatory prepayment for amounts exceeding the Borrowing Base or the lenders’ aggregate commitment and to the extent required to comply with the Investment Company Act, as applied to BDCs. Transfers of interests in the Company by investors are subject to certain restrictions under the Revolving Credit Facility and may trigger mandatory prepayment obligations.

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

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans is denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter (the “BDC CFTC No-Action Letter”) with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the BDC CFTC No-Action Letter imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter. As of June 30, 2017, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2017, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of June 30, 2017 and December 31, 2016 our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2017	December 31, 2016
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$9.86	$10.64

Total	$9.86	$10.64

As of June 30, 2017, we had aggregate Commitments and undrawn Commitments from investors as follows:

	June 30, 2017
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$779.18	29%

RECENT DEVELOPMENTS

On August 1, 2017, our Board of Directors declared a distribution equal to our net investment income per unit (if positive) for the period July 1, 2017 through September 30, 2017, payable on or about October 24, 2017 to unitholders of record as of September 29, 2017.

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

Non-Accrual Status

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, principal and interest payments are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

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

As of June 30, 2017 and December 31, 2016, on a fair value basis, approximately 3.7% and 8.7%, respectively, of our performing debt investments bore interest at a fixed rate and approximately 96.3% and 91.3%, respectively, of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2017 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2017 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$12.28	$(5.70)	$6.58
Up 200 basis points	8.18	(3.80)	4.38
Up 100 basis points	4.09	(1.90)	2.19
Up 75 basis points	3.07	(1.42)	1.65
Up 50 basis points	2.05	(0.95)	1.10
Up 25 basis points	1.02	(0.47)	0.55
Down 25 basis points	(0.97)	0.47	(0.50)
Down 50 basis points	(1.13)	0.95	(0.18)
Down 75 basis points	(1.20)	1.42	0.22
Down 100 basis points	(1.26)	1.90	0.64
Down 200 basis points	(1.31)	2.32	1.01
Down 300 basis points	(1.31)	2.32	1.01

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended June 30, 2017:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
April 27, 2017	203,758	$20.01
April 28, 2017	535	0.05
May 26, 2017	444,153	43.90
June 29, 2017	441,837	43.90
Total capital drawdowns	1,090,283	$107.86

Each of the above issuances and sales of the common Units was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D or Regulation S under the Securities Act. Each purchaser of common Units was required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of Units sold outside the United States, not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) was acquiring the common Units for investment and not with a view to resell or distribute. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuance and sale.

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

Goldman Sachs Private Middle Market Credit LLC

Date: August 3, 2017	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: August 3, 2017	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer )

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55660), filed on July 13, 2016).

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