Form 10-Q
period 2017-09-30
Goldman Sachs Private Middle Market Credit LLC
filed 2017-11-02
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  X

The number of the registrant’s limited liability company common units outstanding at November 2, 2017 was 5,023,428.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

	INDEX	PAGE
PART I	FINANCIAL INFORMATION	4
ITEM 1.	Financial Statements	4
	Consolidated Statements of Financial Condition as of September 30, 2017 (Unaudited) and December 31, 2016	4
	Consolidated Statements of Operations for the three and nine months ended September 30, 2017 (Unaudited) and for the three months ended September 30, 2016 (Unaudited) and for the period from June 9, 2016 (inception) to September 30, 2016 (Unaudited)	5
	Consolidated Statements of Changes in Members’ Capital for the nine months ended September 30, 2017 (Unaudited) and for the period from June 9, 2016 (inception) to September 30, 2016 (Unaudited)	6
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 (Unaudited) and for the period from June 9, 2016 (inception) to September 30, 2016 (Unaudited)	7
	Consolidated Schedules of Investments as of September 30, 2017 (Unaudited) and December 31, 2016	8
	Notes to the Consolidated Financial Statements (Unaudited)	12
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	42
ITEM 4.	Controls and Procedures	43

PART II	OTHER INFORMATION	44
ITEM 1.	Legal Proceedings	44
ITEM 1A.	Risk Factors	44
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
ITEM 3.	Defaults Upon Senior Securities	44
ITEM 4.	Mine Safety Disclosures	44
ITEM 5.	Other Information	44
ITEM 6.	Exhibits	44

SIGNATURES		46

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended;
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations; and
•	the availability of credit and/or our ability to access the capital markets.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	September 30, 2017 (Unaudited)	December 31, 2016
Assets

Non-controlled/non-affiliated investments, at fair value (cost of $663,426 and $199,182, respectively)	$664,370	$199,436
Investments in affiliated money market fund (cost of $1 and $138,311, respectively)	1	138,311
Cash	37,553	3,863
Receivable for common units sold	2,435	–
Interest and dividends receivable from non-controlled/non-affiliated investments	2,594	645
Deferred financing costs	784	1,351
Deferred offering costs	–	859
Other assets	17	–

Total assets	$707,754	$344,465

Liabilities

Debt	$289,000	$130,000
Interest and other debt expenses payable	615	188
Management fees payable	1,351	698
Incentive fees payable	3,736	–
Distribution payable	9,962	2,998
Accrued offering costs	–	285
Accrued organization costs	–	115
Directors’ fees payable	27	–
Accrued expenses and other liabilities	1,007	740

Total liabilities	$305,698	$135,024

Commitments and Contingencies (Note 7)

Members’ Capital

Preferred units (0 units issued and outstanding)	$–	$–
Common units (4,123,094 and 2,142,978 units issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	405,176	209,521
Accumulated net realized gain (loss)	(11)	–
Accumulated undistributed net investment income (distributions in excess of net investment income)	(4,053)	(334)
Net unrealized appreciation (depreciation) on investments	944	254

TOTAL MEMBERS’ CAPITAL	$402,056	$209,441

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$707,754	$344,465

Net asset value per unit	$97.51	$97.73

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the three months ended September 30, 2017	For the three months ended September 30, 2016	For the nine months ended September 30, 2017	For the period from June 9, 2016 (inception) to September 30, 2016
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$14,749	$1,195	$33,014	$1,195
Other income	177	9	644	9

Total investment income from non-controlled/non-affiliated investments	14,926	1,204	33,658	1,204
From non-controlled affiliated investments:
Dividend income	2	12	14	12

Total investment income from non-controlled affiliated investments	2	12	14	12

Total investment income	$14,928	$1,216	$33,672	$1,216

Expenses:
Interest and other debt expenses	$2,980	$437	$5,982	$437
Management fees	1,351	611	3,129	611
Incentive fees	1,541	–	3,736	–
Offering costs	–	395	949	395
Professional fees	375	211	819	211
Administration, custodian and transfer agent fees	150	83	372	83
Directors’ fees	31	78	90	78
Organization costs	–	22	–	360
Other expenses	85	28	259	28

Total expenses	$6,513	$1,865	$15,336	$2,203

Management fees waiver	$–	$(391)	$–	$(391)

Net expenses	$6,513	$1,474	$15,336	$1,812

NET INVESTMENT INCOME (LOSS)	$8,415	$(258)	$18,336	$(596)

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(9)	$–	$(11)	$–
Net change in unrealized appreciation (depreciation) from:
Non controlled/non-affiliated investments	261	12	690	12

Net realized and unrealized gains (losses)	$252	$12	$679	$12

NET INCREASE (DECREASE) IN MEMBERS’ CAPITAL RESULTING FROM OPERATIONS	$8,667	$(246)	$19,015	$(584)

Net investment income (loss) per unit (basic and diluted)	$2.41	$(0.47)	$6.77	$(1.35)
Earnings (loss) per unit (basic and diluted)	$2.48	$(0.45)	$7.02	$(1.32)
Weighted average units outstanding	3,492,675	547,715	2,708,267	442,016
Distributions declared per unit	$2.42	$–	$6.84	$–

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the nine months ended September 30, 2017	For the period from June 9, 2016 (inception) to September 30, 2016
Increase (decrease) in Members’ Capital resulting from operations:
Net investment income (loss)	$18,336	$(596)
Net realized gain (loss) on investments	(11)	–
Net change in unrealized appreciation (depreciation) on investments	690	12

Net increase (decrease) in Members’ Capital resulting from operations	$19,015	$(584)

Distributions to unitholders from:
Net investment income	$(22,055)	$–

Total distributions to unitholders	$(22,055)	$–

Capital transactions:
Issuance of units (1,980,116 and 1,681,503 units, respectively)	$195,655	$165,039

Net increase in Members’ Capital resulting from capital transactions	$195,655	$165,039

TOTAL INCREASE (DECREASE) IN MEMBERS’ CAPITAL	$192,615	$164,455

Members’ Capital at beginning of period	$209,441	$–

Members’ Capital at end of period	$402,056	$164,455

Accumulated undistributed net investment income (distributions in excess of net investment income)	$(4,053)	$(596)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the nine months ended September 30, 2017	For the period from June 9, 2016 (inception) to September 30, 2016
Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations:	$19,015	$(584)
Adjustments to reconcile net increase (decrease) in Members’ Capital resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(522,458)	(146,115)
Investments in affiliated money market fund, net	138,310	(153,004)
Proceeds from sales of investments and principal repayments	59,665	–
Net realized (gain) loss on investments	11	–
Net change in unrealized (appreciation) depreciation on investments	(690)	(12)
Amortization of premium and accretion of discount, net	(1,462)	(26)
Amortization of deferred financing costs	847	180
Amortization of deferred offering costs	949	395
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for common units sold	(2,435)	–
(Increase) decrease in interest and dividends receivable	(1,949)	(294)
(Increase) decrease in other assets	(19)	(6)
Increase (decrease) in interest and other debt expenses payable	420	182
Increase (decrease) in management fees payable	653	220
Increase (decrease) in incentive fees payable	3,736	–
Increase (decrease) in accrued organization costs	(115)	360
Increase (decrease) in directors’ fees payable	27	78
Increase (decrease) in accrued expenses and other liabilities	269	538

Net cash provided by (used for) operating activities	$(305,226)	$(298,088)

Cash flows from financing activities:
Proceeds from issuance of common units	$195,655	$164,881
Offering costs paid	(375)	(15)
Distributions paid	(15,091)	–
Financing costs paid	(273)	(1,399)
Borrowings on debt	492,000	137,500
Repayments of debt	(333,000)	–

Net cash provided by (used for) financing activities	$338,916	$300,967

Net increase (decrease) in cash	33,690	2,879
Cash, beginning of period	3,863	–

Cash, end of period	$37,553	$2,879

Supplemental and non-cash financing activities
Interest expense paid	$4,305	$76
Accrued but unpaid deferred financing and debt issuance costs	$7	$352
Accrued but unpaid offering costs	$–	$1,552
Accrued but unpaid distributions	$9,962	$–

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of September 30, 2017

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

Investments at Fair Value – 165.24%#*

Corporate Debt – 163.52%

1st Lien/Senior Secured Debt – 45.65%
Clinical Supplies Management Holdings, Inc.(+++) (1)	Containers & Packaging	L + 7.75% (1.00% Floor)	10/12/2021	$23,979	$23,568	$23,559
Clinical Supplies Management Holdings, Inc.(1) (2) (3)	Containers & Packaging	L + 7.75% (1.00% Floor)	10/12/2021	2,000	(33)	(35)
Continuum Managed Services LLC(+) (4)	IT Services	L + 8.75% (1.00% Floor)	06/08/2023	31,770	30,930	30,896
Continuum Managed Services LLC(2) (3) (4)	IT Services	L + 8.75% (1.00% Floor)	06/08/2023	2,658	(69)	(73)
Continuum Managed Services LLC(2) (3) (4)	IT Services	L + 8.75% (1.00% Floor)	06/08/2022	3,280	(85)	(90)
Datacor Holdings, Inc.(1)	Chemicals	9.50%	08/12/2022	14,000	13,761	13,755
FWR Holding Corporation(++++)	Hotels, Restaurants & Leisure	L + 6.00% (1.00% Floor)	08/21/2023	13,671	13,334	13,329
FWR Holding Corporation(+++) (2)	Hotels, Restaurants & Leisure	L + 6.00% (1.00% Floor)	08/21/2023	1,764	442	441
FWR Holding Corporation(2) (3)	Hotels, Restaurants & Leisure	L + 6.00% (1.00% Floor)	08/21/2019	4,410	(108)	(110)
Dade Bag & Paper Co. LLC(+) (1) (4)	Distributors	L + 7.50% (1.00% Floor)	06/10/2024	16,359	16,043	16,032
Netvoyage Corporation(+) (1) (4)	Software	L + 9.50% (1.00% Floor)	03/24/2022	12,527	12,297	12,308
Netvoyage Corporation(1) (2) (3) (4)	Software	L + 9.50% (1.00% Floor)	03/24/2022	1,044	(19)	(18)
SF Home Décor, LLC(+++) (4)	Household Products	L + 9.50% (1.00% Floor)	07/13/2022	31,205	30,298	30,269
Xactly Corporation(+) (4)	Internet Software & Services	L + 7.25% (1.00% Floor)	07/29/2022	29,800	29,220	29,204
Xactly Corporation(2) (3) (4)	Internet Software & Services	L + 7.25% (1.00% Floor)	07/29/2022	2,554	(49)	(51)
Yasso, Inc.(++) (1) (4)	Food Products	L + 7.75% (1.00% Floor)	03/23/2022	14,428	14,163	14,139

Total 1st Lien/Senior Secured Debt					183,693	183,555

1st Lien/Last-Out Unitranche (5) – 28.03%
Intelligent Document Solutions, Inc.(+++) (4)	Diversified Financial Services	L + 8.25% (1.00% Floor)	08/31/2022	17,900	17,459	17,453
myON, LLC(+) (1) (4)	Internet Software & Services	L + 8.50% (1.00% Floor)	02/17/2022	11,300	11,096	11,102
Smarsh, Inc.(+) (1) (4)	Software	L + 7.88% (1.00% Floor)	03/31/2021	26,135	25,704	25,677
Vantage Mobility International, LLC(+) (1)	Health Care Equipment & Supplies	L + 7.75% (1.00% Floor)	09/09/2021	25,111	24,692	24,672
You Fit, LLC(+++) (1)	Diversified Consumer Services	L + 6.75% (1.00% Floor)	01/04/2022	34,500	33,509	33,810

Total 1st Lien/Last-Out Unitranche					112,460	112,714

2nd Lien/Senior Secured Debt – 89.01%
American Dental Partners, Inc.(+++) (1) (4)	Health Care Providers & Services	L + 8.50% (1.00% Floor)	09/25/2023	13,600	13,283	13,294
Association Member Benefits Advisors, LLC(+) (1)	Insurance	L + 8.75% (1.00% Floor)	06/08/2023	28,000	27,492	27,440
Country Fresh Holdings, LLC(+++) (4)	Food Products	L + 8.75% (1.00% Floor)	10/02/2023	13,800	13,531	13,524
DuBois Chemicals, Inc.(+) (1) (4)	Chemicals	L + 8.00% (1.00% Floor)	03/15/2025	20,000	19,570	19,800
ERC Finance, LLC(+) (4)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	09/21/2025	29,800	29,131	29,129
Granicus, Inc.(+++) (1)	Software	L + 9.00% (1.00% Floor)	09/07/2023	25,500	25,044	25,054
Market Track, LLC(+) (1) (4)	Internet Catalog & Retail	L + 7.75% (1.00% Floor)	06/05/2025	32,800	31,843	31,816
National Spine and Pain Centers, LLC(+++) (1) (4)	Health Care Providers & Services	L + 8.25% (1.00% Floor)	12/02/2024	28,500	27,671	27,645
Oasis Outsourcing Holdings, Inc.(+) (4)	Diversified Financial Services	L + 7.25% (1.00% Floor)	07/01/2024	33,580	33,088	33,076
PPC Industries Inc.(+++) (4)	Containers & Packaging	L + 8.00% (1.00% Floor)	05/08/2025	13,300	13,172	13,267
Procare Software, LLC(+++) (1)	Diversified Financial Services	L + 8.75% (1.00% Floor)	09/30/2022	35,000	34,331	34,475
Recipe Acquisition Corp.(+++) (1)	Food Products	L + 9.00% (1.00% Floor)	12/01/2022	20,000	19,672	19,650
Regulatory DataCorp, Inc.(+) (1)	Diversified Financial Services	L + 9.00% (1.00% Floor)	09/21/2023	15,000	14,732	14,738
SMB Shipping Logistics, LLC(++++) (1) (4)	Air Freight & Logistics	L + 8.75% (1.00% Floor)	02/03/2025	20,000	19,717	19,700
Zep Inc.(+) (4)	Chemicals	L + 8.25% (1.00% Floor)	08/11/2025	35,700	34,813	35,254

Total 2nd Lien/Senior Secured Debt					357,090	357,862

Unsecured Debt – 0.83%
Recipe Acquisition Corp.(1)	Food Products	13.25% PIK	12/21/2022	3,400	3,333	3,340

Total Unsecured Debt					3,333	3,340

Total Corporate Debt					656,576	657,471

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of September 30, 2017

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value

Preferred Stock – 0.66%
Datacor Holdings, Inc.(1) (6) (7)	Chemicals		1,000,000	$1,000	$1,030
Recipe Acquisition Corp.(1) (6)	Food Products	11.00% PIK	1,600	1,496	1,640

Total Preferred Stock				2,496	2,670

Common Stock – 1.03%
Continuum Managed Services LLC – Class A(1) (4) (6)	IT Services		1,079	1,079	1,079
Continuum Managed Services LLC – Class B(1) (4) (6)	IT Services		731,623	11	11
myON, LLC(1) (4) (6)	Internet Software & Services		24,131	900	900
National Spine and Pain Centers, LLC(1) (4) (6)	Health Care Providers & Services		900	900	900
Yasso, Inc.(1) (4) (6)	Food Products		1,360	1,360	1,233

Total Common Stock				4,250	4,123

Portfolio Company	Industry		Units	Cost	Fair Value

Warrants – 0.03%
Recipe Acquisition Corp.(1) (6)	Food Products		44	$104	$106

Total Warrants				104	106

		Yield	Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund – 0.00% # *
Goldman Sachs Financial Square Government Fund – Institutional Shares(8)		0.91%(8)	822	$1	$1

Total Investments in Affiliated Money Market Fund				1	1

TOTAL INVESTMENTS – 165.24%				$663,427	$664,371

LIABILITIES IN EXCESS OF OTHER ASSETS – (65.24%)					$(262,315)

MEMBERS’ CAPITAL – 100.00%					$402,056

*	Unless otherwise indicated, all investments are domiciled in the United States.
#	Percentages are based on members’ capital.
(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2017 was 1.23%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of September 30, 2017 was 1.27%.
(+++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2017 was 1.33%.
(++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of September 30, 2017 was 1.51%.
(1)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(2)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Note 7 “Commitments and Contingencies”.

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

(5)	In exchange for the greater risk of loss, the “last-out” portion of the Company’s unitranche loan investment generally earns a higher interest rate than the “first-out” portions.
(6)	Non-income producing security.
(7)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2017 the aggregate fair value of non-qualifying assets was $1,030 or 0.15% of the Company’s total assets.

(8)	The rate shown is the annualized seven-day yield as of September 30, 2017.

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

Investments in Affiliated Money Market Fund – 66.04%#
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
(2)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Note 7 “Commitments and Contingencies”.

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

Goldman Sachs Private Middle Market Credit LLC (the “Company”, which term refers to either Goldman Sachs Private Middle Market Credit LLC or Goldman Sachs Private Middle Market Credit LLC together with its consolidated subsidiaries, as the context may require), initially established on December 23, 2015 as Private Middle Market Credit LP, a Delaware limited partnership, converted to a Delaware limited liability company on April 4, 2016 and commenced investment operations on July 1, 2016. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2016.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2017. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiary, My-On PMMC Blocker, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company records its investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three and nine months ended September 30, 2017, the Company earned $0 and $700, respectively, in prepayment premiums and $17 and $568, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts. For the three months ended September 30, 2016 and for the period from June 9, 2016 (inception) to September 30, 2016, the Company earned no prepayment premiums and no accelerated accretion of upfront loan origination fees and unamortized discounts.

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount or shares (if equity) of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, respectively.

Certain structuring fees, amendment fees and syndication fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered over time.

Non-Accrual Investments

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan or debt security has sufficient collateral value and is in the process of collection. As of September 30, 2017 and December 31, 2016, the Company did not have any investments on non-accrual status.

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

(3)

The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Department within the Finance Division of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Private Investment Valuation and Side Pocket Sub-Committee of the Investment Management Division Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment decision making process;

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

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2017 and December 31, 2016, the Company held $37,553 and $3,863, respectively, in cash.

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

The Company has elected to be treated as a RIC commencing with its taxable year ended December 31, 2016. So long as the Company maintains its status as a RIC, it will generally not be subject to corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

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

Organization Costs

Organization costs include costs relating to the formation and organization of the Company. These costs are expensed as incurred. Upon the Initial Drawdown Date, unitholders bore such costs. Unitholders that made capital commitments after the Initial Drawdown Date bore a pro rata portion of such costs at the time of their first investment in the Company.

Offering Costs

Offering costs consist primarily of fees and expenses incurred in connection with the continuous offering of Units, including legal, printing and other costs, as well as costs associated with the preparation and filing of the Company’s registration statement on Form 10. Offering costs were recognized as a deferred charge and were amortized on a straight line basis over 12 months beginning on the date of commencement of investment operations.

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

For the three and nine months ended September 30, 2017, Management Fees amounted to $1,351 and $3,129, respectively. As of September 30, 2017, $1,351 remained payable. For the three months ended September 30, 2016 and for the period from June 9, 2016 (inception) to September 30, 2016, Management Fees amounted to $611 and $611, respectively.

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

For the three and nine months ended September 30, 2017, the Company accrued unvested Incentive Fees of $1,541 and $3,736, respectively. As of September 30, 2017, $3,736 remained payable. For the three months ended September 30, 2016 and for the period from June 9, 2016 (inception) to September 30, 2016, the Company did not accrue Incentive Fees.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. To date, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and nine months ended September 30, 2017, the Company incurred expenses for services provided by the Administrator and the Custodian of $114 and $288, respectively. As of September 30, 2017, $5 remained payable. For the three months ended September 30, 2016 and for the period from June 9, 2016 (inception) to September 30, 2016, the Company incurred expenses for services provided by the Administrator and the Custodian of $69 and $69, respectively.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three and nine months ended September 30, 2017, the Company incurred expenses for services provided by the Transfer Agent of $36 and $84, respectively. As of September 30, 2017, $14 remained payable. For the three months ended September 30, 2016 and for the period from June 9, 2016 (inception) to September 30, 2016, the Company incurred expenses for services provided by the Transfer Agent of $14 and $14, respectively.

Affiliates

The Company’s investments in affiliates for the nine months ended September 30, 2017 were as follows.

	Fair Value as of December 31, 2016	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/(Losses)	Fair Value as of September 30, 2017	Dividend, Interest and PIK Income	Other Income
Non-Controlled Affiliates

Goldman Sachs Financial Square Government Fund (1)	$138,311	$197,657	$(335,967)	$–	$–	$1	$14	$–
Total Non-Controlled Affiliates	$138,311	$197,657	$(335,967)	$–	$–	$1	$14	$–

(1)	Fund advised by an affiliate of Goldman Sachs.
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

The Company’s investments in affiliates for the period from June 9, 2016 (inception) to December 31, 2016 were as follows:

	Fair Value as of June 9, 2016 (inception)	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/(Losses)	Fair Value as of December 31, 2016	Dividend, Interest, and PIK Income	Other Income
Non-Controlled Affiliates

Goldman Sachs Financial Square Government Fund (1)	$–	$398,443	$(260,132)	$–	$–	$138,311	$25	$–
Total Non-Controlled Affiliates	$–	$398,443	$(260,132)	$–	$–	$138,311	$25	$–

(1)	Fund advised by an affiliate of Goldman Sachs.
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

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $1 and $138,311, respectively) consisted of the following:

	September 30, 2017		December 31, 2016
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$183,693	$183,555	$43,629	$43,554
1st Lien/Last-Out Unitranche	112,460	112,714	23,544	23,520
2nd Lien/Senior Secured Debt	357,090	357,862	126,076	126,430
Unsecured Debt	3,333	3,340	3,333	3,332
Preferred Stock	2,496	2,670	2,496	2,500
Common Stock	4,250	4,123	–	–
Warrants	104	106	104	100
Total Investments	$663,426	$664,370	$199,182	$199,436

As of the dates indicated, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	September 30, 2017	December 31, 2016
Diversified Financial Services	15.0%	19.7%
Health Care Providers & Services	10.7	–
Chemicals	10.5	7.4
Software	9.5	12.5
Food Products	8.1	12.3
Internet Software & Services	6.2	–
Containers & Packaging	5.5	5.1
Diversified Consumer Services	5.1	–
IT Services	4.8	–
Internet Catalog & Retail	4.8	–
Household Products	4.5	–
Insurance	4.1	13.8
Health Care Equipment & Supplies	3.7	11.8
Air Freight & Logistics	3.0	–
Distributors	2.4	–
Hotels, Restaurants & Leisure	2.1	–
Construction & Engineering	–	9.8
Health Care Technology	–	7.6
Total	100.0%	100.0%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	September 30, 2017	December 31, 2016
United States	100.0%	100.0%
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of September 30, 2017 and December 31, 2016. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of September 30, 2017(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of September 30, 2017
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$79,740	• Discount Rate	9.9% – 12.1%(10.5%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$95,261	• Discount Rate	10.3% – 11.1%(10.6%)
	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$233,612	• Discount Rate	10.5% – 11.6%(11.2%)
	Unsecured Debt	Discounted cash flows:
	$3,340	• Discount Rate	4.0% – 13.8%(13.6%)
Equity	Preferred Stock	Discounted cash flows:
	$2,670	• Discount Rate	11.9% – 14.2%(12.6%)

Comparable multiples:
		• EV/EBITDA(5)	10.4x – 13.6x (9.9x)
	Common Stock	Discounted cash flows:
	$4,123	• Discount Rate	9.7% – 16.6%(13.1%)

Comparable multiples:
		• EV/Revenue	2.1x – 9.6x (3.0x)

Comparable multiples:
		• EV/EBITDA(5)	8.4x – 18.0x (14.0x)
	Warrants	Discounted cash flows:
	$106	• Discount Rate	8.8% – 11.4%(11.2%)

Comparable multiples:
		• EV/EBITDA(5)	4.5x – 10.8x (12.5x)

(1)

Included within Level 3 Assets of $629,116 is an amount of $210,264 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

(5)	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Level 3 Instruments	Level 3 Assets as of December 31, 2016(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2016
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$33,320	• Discount Rate	9.9% – 11.9%(11.1%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$23,520	• Discount Rate	6.8% – 10.9%(11.2%)
	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$83,840	• Discount Rate	11.7% – 11.9%(11.8%)
Equity	Preferred Stock	Discounted cash flows:
	$1,000	• Discount Rate	7.3% – 10.0%(13.9%)

Comparable multiples:
		• EV/EBITDA(5)	9.4x – 14.7x (10.0x)

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2017 and December 31, 2016. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in the value of market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of September 30, 2017:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$–	$183,555	$183,555
1st Lien/Last-Out Unitranche	–	–	112,714	112,714
2nd Lien/Senior Secured Debt	–	35,254	322,608	357,862
Unsecured Debt	–	–	3,340	3,340
Preferred Stock	–	–	2,670	2,670
Common Stock	–	–	4,123	4,123
Warrants	–	–	106	106
Affiliated Money Market Fund	1	–	–	1
Total assets	$1	$35,254	$629,116	$664,371

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2016:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$–	$43,554	$43,554
1st Lien/Last-Out Unitranche	–	–	23,520	23,520
2nd Lien/Senior Secured Debt	–	–	126,430	126,430
Unsecured Debt	–	–	3,332	3,332
Preferred Stock	–	–	2,500	2,500
Warrants	–	–	100	100
Affiliated Money Market Fund	138,311	–	–	138,311
Total assets	$138,311	$–	$199,436	$337,747

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the nine months ended September 30, 2017 and for the period from June 9, 2016 (inception) to September 30, 2016, there were no transfers between levels.

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2017:

Level 3	Beginning Balance as of January 1, 2017	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of September 30, 2017
1st Lien/Senior Secured Debt	$43,554	$180,173	$(11)	$(63)	$(40,725)	$627	$–	$–	$183,555
1st Lien/Last-Out Unitranche	23,520	92,609	–	278	(3,940)	247	–	–	112,714
2nd Lien/Senior Secured Debt	126,430	210,618	–	(23)	(15,000)	583	–	–	322,608
Unsecured Debt	3,332	–	–	7	–	1	–	–	3,340
Preferred Stock	2,500	–	–	170	–	–	–	–	2,670
Common Stock	–	4,250	–	(127)	–	–	–	–	4,123
Warrants	100	–	–	6	–	–	–	–	106
Total assets	$199,436	$487,650	$(11)	$248	$(59,665)	$1,458	$–	$–	$629,116

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held as of September 30, 2017 totaled $224, consisting of the following: 1st Lien/Senior Secured Debt $(87), 1st Lien/Last-Out Unitranche $278, 2nd Lien/Senior Secured Debt $(23), Unsecured Debt $7, Preferred Stock $170, Common Stock $(127) and Warrants $6.

The following is a reconciliation of Level 3 assets for the period from June 9, 2016 (inception) to September 30, 2016:

Level 3	Beginning Balance as of June 9, 2016 (Inception)	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of September 30, 2016
1st Lien/Senior Secured Debt	$–	$33,320	$–	$(14)	$–	$14	$–	$–	$33,320
1st Lien/Last-Out Unitranche	–	23,520	–	–	–	–	–	–	23,520
2nd Lien/Senior Secured Debt	–	73,500	–	(10)	–	10	–	–	73,500
Preferred Stock	–	1,000	–	–	–	–	–	–	1,000
Total assets	$–	$131,340	$–	$(24)	$–	$24	$–	$–	$131,340

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at September 30, 2016 totaled $(24), consisting of the following: 1st Lien/Senior Secured Debt $(14), 1st Lien/Last-Out Unitranche $0, 2nd Lien/Senior Secured Debt $(10), and Preferred Stock $0.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2017 and December 31, 2016, approximates its carrying value.

6. DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of September 30, 2017 and December 31, 2016, the Company’s outstanding borrowings were $289,000 and $130,000, respectively, and the Company’s asset coverage ratio was 2.39 to 1 and 2.61 to 1, respectively.

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

The maximum principal amount of the Revolving Credit Facility was $350,000 as of September 30, 2017, of which $289,000 was drawn as of September 30, 2017, subject to availability under the “Borrowing Base.” The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The Company has the ability to increase the maximum principal amount of the Revolving Credit Facility up to $750,000 subject to increasing commitments of existing lenders and/or obtaining commitments of new lenders and certain other conditions. The Revolving Credit Facility will mature on July 17, 2018, subject to extension with the consent of the Administrative Agent and the extending lenders, and certain other conditions.

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

Costs of $2,031 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of September 30, 2017 and December 31, 2016, outstanding deferred financing costs were $784 and $1,351, respectively.

The summary information of the Revolving Credit Facility for the three and nine months ended September 30, 2017 is as follows:

	Three months ended September 30, 2017	Three months ended September 30, 2016		Nine months ended September 30, 2017	For the period from June 9, 2016 (inception) to September 30, 2016
Borrowing Interest Expense	$2,608	$139		$4,811	$139
Facility fees	70	118		324	118
Amortization of financing costs	302	180		847	180
Total	$2,980	$437		$5,982	$437
Weighted average interest rate	4.30%	2.96%		4.10%	2.96%
Average outstanding balance	$240,853	$22,860	*	$156,756	$22,860	*

*	Average outstanding debt balance was calculated beginning on July 18, 2016, the date on which the Company entered into the Revolving Credit Facility.

7.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows as of the dates indicated:

	September 30, 2017			December 31, 2016
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,097,430	$691,381	37%	$1,001,880	$791,485	21%

Portfolio Company Commitments

The Company may enter into commitments to fund investments. As of September 30, 2017, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	September 30, 2017			December 31, 2016
	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
1st Lien/Senior Secured Debt
Clinical Supplies Management Holdings, Inc.	–	$–	$–	04/12/2018	$8,640	$(173)
Continuum Managed Services LLC	06/08/2019	2,658	(73)	–	–	–
FWR Holding Corporation	08/21/2019	4,410	(110)	–	–	–
Clinical Supplies Management Holdings, Inc.	10/12/2021	2,000	(35)	10/12/2021	2,000	(40)
Netvoyage Corporation	03/24/2022	1,044	(18)	–	–	–
Continuum Managed Services LLC	06/08/2022	3,280	(90)	–	–	–
Xactly Corporation	07/29/2022	2,554	(51)	–	–	–
FWR Holding Corporation	08/21/2023	1,279	(32)	–	–	–
Total 1st Lien/Senior Secured Debt		$17,225	$(409)		$10,640	$(213)
Total		$17,225	$(409)		$10,640	$(213)

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

Capital Drawdowns

The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2017.

Unit Issue Date	Units Issued	Proceeds Received
April 27, 2017	203,758	$20,013
April 28, 2017	535	53
May 26, 2017	444,153	43,897
June 29, 2017	441,837	43,897
August 21, 2017	557,806	54,872
September 28, 2017	332,027	32,923
Total capital drawdowns	1,980,116	$195,655

The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from June 9, 2016 (inception) to September 30, 2016.

Unit Issue Date	Units Issued	Proceeds Received
July 14, 2016	310,360	$31,036
July 15, 2016	4,000	400
August 23, 2016	160,219	15,718
September 15, 2016	1,206,924	117,885
Total capital drawdowns	1,681,503	$165,039

Distributions

The following table reflects the distributions declared on the Company’s common Units for the nine months ended September 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Unit
February 22, 2017	March 31, 2017	April 17, 2017	$2.02
May 1, 2017	June 30, 2017	July 26, 2017	$2.40
August 1, 2017	September 29, 2017	October 24, 2017	$2.42

There were no distributions for the period from June 9, 2016 (inception) to September 30, 2016.

9.	EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit for the three and nine months ended September 30, 2017, for the three months ended September 30, 2016 and for the period from June 9, 2016 (inception) to September 30, 2016.

	For the three months ended September 30, 2017	For the three months ended September 30, 2016	For the nine months ended September 30, 2017	For the period from June 9,2016 (inception) to September 30, 2016
Numerator for basic and diluted earnings per unit - increase in Members’ Capital resulting from operations	$8,667	$(246)	$19,015	$(584)
Denominator for basic and diluted earnings per unit - the weighted average Units outstanding	3,492,675	547,715	2,708,267	442,016
Basic and diluted earnings (loss) per unit	$2.48	$(0.45)	$7.02	$(1.32)

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

10.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the nine months ended September 30, 2017 and for the period from June 9, 2016 (inception) to September 30, 2016:

	For the nine months ended September 30, 2017		For the period from June 9, 2016 (inception) to September 30, 2016
Per Unit Data:(1)
NAV, beginning of period	$97.73		$100.00
Net investment income (loss)	6.77		(1.35)
Net realized and unrealized gains (losses)	(0.15	)(2)	(0.85)

Net increase (decrease) in net assets resulting from operations	6.62		(2.20)

Distributions declared from net investment income(3)	(6.84)		–

Total increase (decrease) in net assets	(0.22)		(2.20)

NAV, end of period	$97.51		$(97.80)

Units outstanding, end of period	4,123,094		1,681,503
Weighted average units outstanding	2,708,267		442,016
Total return based on NAV(4)	6.77%		(2.20)%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Members’ Capital, end of period	$402,056		$164,455
Ratio of net expenses to average Members’ Capital(5)	7.12%		11.28%
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital(5)	2.69%		8.94%
Ratio of interest and other debt expenses to average Members’ Capital(5)	3.02%		3.24%
Ratio of incentive fees to average Members’ Capital(5)	1.41%		–%
Ratio of total expenses to average Members’ Capital(5)	7.12%		12.18%
Ratio of net investment income (loss) to average Members’ Capital(5)	9.91%		(2.25)%
Average debt outstanding	$156,756		$22,860
Average debt per unit(6)	$57.88		$51.72
Portfolio turnover	14%		–%

(1)	The per unit data was derived by using the weighted average units outstanding during the period.
(2)

For the nine months ended September 30, 2017, the amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of the distribution.

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

On October 23, 2017, the Company delivered a capital drawdown notice to its investors relating to the sale of approximately 900,334 common Units for an aggregate offering price of approximately $87,794. The common Units were issued on October 30, 2017.

On October 31, 2017, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period October 1, 2017 through December 31, 2017, payable on or about January 23, 2018 to unitholders of record as of December 29, 2017.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated and expect to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through September 30, 2017, we originated $741.50 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. “Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion generally earns a higher interest rate than the “first out” portion. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other client accounts managed by our Investment Adviser (including Goldman Sachs BDC, Inc. (“GS BDC”) and “Goldman Sachs Middle Market Lending Corp. (“GS MMLC”), collectively, the “Accounts”), which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fees as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

Expenses

Our primary operating expenses include the payment of the management fee (the “Management Fee”) and the incentive fee (the “Incentive Fee”) to the Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. Pursuant to an investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”), Company expenses borne by us in the ordinary course on an annual basis (excluding Management Fees, Incentive Fees, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to us by holders of our common units of the Company’s limited liability company interests (“Units”); provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. We bear all other costs and expenses of our operations and transactions in accordance with our Investment Advisory Agreement and administration agreement (“Administration Agreement”), including those relating to:

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2017 and December 31, 2016, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc. of less than $0.01 million and $138.31 million, respectively) consisted of the following:

	As of
	September 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$183.70	$183.56	27.6%	$43.63	$43.55	21.8%
First Lien/Last-Out Unitranche	112.46	112.71	17.0	23.54	23.52	11.8
Second Lien/Senior Secured Debt	357.09	357.86	53.9	126.08	126.44	63.4
Unsecured Debt	3.33	3.34	0.5	3.33	3.33	1.7
Preferred Stock	2.50	2.67	0.4	2.50	2.50	1.3
Common Stock	4.25	4.12	0.6	–	–	–
Warrants	0.10	0.11	0.0	0.10	0.10	0.0

Total Investments	$663.43	$664.37	100.0%	$199.18	$199.44	100.0%

As of September 30, 2017 and December 31, 2016, the weighted average yield on our portfolio by asset type (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at cost and fair value, was as follows:

	As of
	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.0%	10.0%	10.0%	10.1%
First Lien/Last-Out Unitranche(2)(4)	10.2%	10.2%	10.2%	10.2%
Second Lien/Senior Secured Debt(2)	10.1%	10.1%	10.2%	10.2%
Unsecured Debt(2)	13.8%	13.7%	13.8%	13.8%
Preferred Stock(3)	0.0%	0.0%	0.0%	0.0%
Common Stock(3)	0.0%	0.0%	–	–
Warrants(3)	0.0%	0.0%	0.0%	0.0%
Total Portfolio	10.0%	10.0%	10.1%	10.1%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
(2)

Computed based on the (a) annual stated interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively. For investments that are subject to a London InterBank Offered Rate (“LIBOR”) floor, the yield calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of respective period end date. The actual interest rate may vary.

(3)

Computed based on the (a) stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

(4)	The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of September 30, 2017 and December 31, 2016:

	As of
	September 30, 2017	December 31, 2016
Number of portfolio companies	29	10
Percentage of performing debt bearing a floating rate(1)	97.4%	91.3%
Percentage of performing debt bearing a fixed rate(1)(2)	2.6%	8.7%
Weighted average leverage (net debt/EBITDA)(3)	5.1x	5.0x
Weighted average interest coverage(3)	2.8x	2.9x
Median EBITDA(3)(4)	$35.66 million	$14.95 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
(3)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The net debt to EBITDA represents the ratio of a portfolio company’s total debt (net of cash) and excluding debt subordinated to our investment in a portfolio company, to a portfolio company’s EBITDA. The interest coverage ratio represents the ratio of a portfolio company’s EBITDA as a multiple of interest expense. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as investments that are underwritten and covenanted based on recurring revenue. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as investments that are underwritten and covenanted based on recurring revenue. Median EBITDA is based on our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as investments that are underwritten and covenanted based on recurring revenue. As September 30, 2017 and December 31, 2016, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 16.6% and 0.0%, respectively, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

(4)

In 2017 we have invested in 16 new portfolio companies for which EBITDA is the appropriate measure of credit risk. These companies had a median EBITDA of $50.32 million which has driven the portfolio’s median EBITDA higher in 2017.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of September 30, 2017 and December 31, 2016:

As of
	September 30, 2017		December 31, 2016
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$–	–%	$–	–%
Grade 2	664.37	100.0	199.44	100.0
Grade 3	–	–	–	–
Grade 4	–	–	–	–

Total Investments	$664.37	100.0%	$199.44	100.0%

The following table shows the amortized cost of our performing and non-accrual investments as of September 30, 2017 and December 31, 2016:

	As of
	September 30, 2017		December 31, 2016
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$663.43	100.0%	$199.18	100.0%
Non-accrual	–	–	–	–

Total Investments	$663.43	100.0%	$199.18	100.0%

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

The following table shows our investment activity for the three months ended September 30, 2017 and 2016 by investment type:

	For the Three Months Ended
	September 30, 2017	September 30, 2016
	(in millions)
New investment commitments at cost:
Gross originations	$210.79	$146.12
Less: Syndications(1)	–	–

Net amount of new investments committed at cost:	$210.79	$146.12
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$81.71	$33.32
First Lien/Last-Out Unitranche	18.54	23.52
Second Lien/Senior Secured Debt	110.54	88.28
Unsecured Debt	–	–
Preferred Stock	–	1.00
Common Stock	–	–
Warrants	–	–

Total	$210.79	$146.12

Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$11.67	$–
First Lien/Last-Out Unitranche	0.07	–
Second Lien/Senior Secured Debt	–	–
Unsecured Debt	–	–
Preferred Stock	–	–
Common Stock	–	–
Warrants	–	–

Total	$11.74	$–

Net increase (decrease) in portfolio	$199.05	$146.12

Number of new investment commitments in new portfolio companies(3)	8	8
Total new investment commitment amount in new portfolio companies(3)	$209.70	$146.12
Average new investment commitment amount in new portfolio companies(3)	$26.21	$18.27
Number of new investment commitments in existing portfolio companies(3)	1	–
Total new investment commitment amount in existing portfolio companies(3)	$1.09	$–
Weighted average remaining term for new investment commitments (in years)(3)(4)	6.3	5.8
Percentage of new debt investment commitments at floating interest rates(3)	100.0%	87.5%
Percentage of new debt investment commitments at fixed interest rates(3)	–%	12.5%
Weighted average yield on new debt and income producing investment commitments (2) (3) (5)	9.8%	10.3%
Weighted average yield on new investment commitments (2) (3) (6)	9.8%	10.2%
Weighted average yield on debt and income producing investments sold or paid down(7)	10.7%	N/A
Weighted average yield on investments sold or paid down(8)	10.7%	N/A

(1)	Only includes syndications that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”).

(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(5)

Computed based on the (a) annual stated interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are on non-accrual. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(6)

Computed based on the (a) annual stated interest rate on new investment commitments, divided by (b) the total new investment commitments (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(7)

Computed based on the (a) annual stated interest rate on debt and income producing investments sold or paid down, divided by (b) the total debt and income producing investments sold or paid down. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments and investments that are non-accrual. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(8)

Computed based on the (a) annual stated interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2017, for the three months ended September 30, 2016 and for the period from June 9, 2016 (inception) to September 30, 2016 were as follows:

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Period from June 9, 2016 (Inception) to September 30, 2016
	($ in millions)
Total investment income	$14.93	$1.22	$33.67	$1.22

Total expenses	(6.51)	(1.87)	(15.33)	(2.20)
Management fee waiver	–	0.39	–	0.39

Net expenses	(6.51)	(1.48)	(15.33)	(1.81)

Net investment income (loss)	8.42	(0.26)	18.34	(0.59)
Net realized gain (loss) on investments	(0.01)	–	(0.01)	–
Net unrealized appreciation (depreciation) on investments	0.26	0.01	0.69	0.01

Net increase (decrease) in Members’ Capital resulting from operations	$8.67	$(0.25)	$19.02	$(0.58)

Net increase in Members’ Capital resulting from operations after tax can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Period from June 9, 2016 (inception) to September 30, 2016
	($ in millions)
Interest	$14.75	$1.20	$33.01	$1.20
Dividend income	–	0.01	0.01	0.01
Other income	0.18	0.01	0.65	0.01

Total investment income	$14.93	$1.22	$33.67	$1.22

Investment income for the three and nine months ended September 30, 2017 was driven by our deployment of capital and increasing invested balance.

Expenses

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Period from June 9, 2016 (inception) to September 30, 2016
	($ in millions)
Interest and other debt expenses	$2.98	$0.44	$5.98	$0.44
Management fees	1.35	0.61	3.13	0.61
Incentive fees	1.54	–	3.74	–
Offering costs	–	0.39	0.95	0.39
Professional fees	0.38	0.22	0.82	0.22
Administration, custodian and transfer agent fees	0.15	0.08	0.37	0.08
Directors’ fees	0.03	0.08	0.09	0.08
Organization costs	–	0.02	–	0.36
Other expenses	0.08	0.03	0.25	0.03

Total expenses	$6.51	$1.87	$15.33	$2.21
Management fees waiver	–	$(0.39)	–	$(0.39)

Net expenses	$6.51	$1.48	$15.33	$1.82

For the three months ended September 30, 2017, we accrued incentive fees of $1.54 million, management fees of $1.35 million and interest and other debt expenses due to our Revolving Credit Facility of $2.98 million. In addition, our expenses consisted of $0.38 million in professional fees and $0.26 million of other general administrative expenses.

For the nine months ended September 30, 2017, we accrued incentive fees of $3.74 million, management fees of $3.13 million, expenses related to the continuous offering of our common Units of $0.95 million, and interest and other debt expenses due to our Revolving Credit Facility of $5.98 million. In addition, our expenses consisted of $0.82 million in professional fees and $0.71 million of other general administrative expenses.

For the three months ended September 30, 2016 and for the period from June 9, 2016 (inception) through September 30, 2016, we accrued gross management fees before waivers of $0.61 million and $0.61 million, respectively. Offsetting those fees, we received management fee waivers of $0.39 million and $0.39 million, respectively, which resulted in net management fees of $0.22 million.

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

Net Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2017 and the three months ended September 30, 2016 and for the period from June 9 (inception) to September 30, 2016 were as follows:

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Period from June 9, 2016 (inception) to September 30, 2016
	($ in millions)
Unrealized appreciation	$0.78	$0.04	$1.49	$0.04
Unrealized depreciation	(0.52)	(0.03)	(0.80)	(0.03)

Net change in unrealized appreciation (depreciation) on investments	$0.26	$0.01	$0.69	$0.01

The change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2017, the three months ended September 30, 2016 and for the period from June 9, 2016 (inception) to September 30, 2016 consisted of the following:

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Period from June 9, 2016 (inception) to September 30, 2016
	($ in millions)
Portfolio Company:
American Dental Partners, Inc.	$0.03	$–	$0.01	$–
Association Member Benefits Advisors, LLC	(0.01)	–	(0.05)	–
Clinical Supplies Management Holdings, Inc.	(0.02)	–	0.03	–
Continuum Managed Services, LLC	(0.03)	–	(0.04)	–
Datacor Holdings, Inc.	(0.04)	(0.01)	0.04	(0.01)
DuBois Chemicals, Inc.	(0.01)	–	0.23	–
Global Healthcare Exchange, LLC	–	0.04	(0.37)	0.04
Granicus, Inc.	(0.01)	–	0.03	–
Greenskies Renewable Energy, LLC	–	(0.01)	0.02	(0.01)
Market Track, LLC	(0.02)	–	(0.03)	–
MyON, LLC	0.02	–	0.01	–
National Spine and Pain Centers, LLC	(0.02)	–	(0.02)	–
Netvoyage Corporation	0.02	–	0.01	–
PPC Industries, Inc.	(0.04)	–	0.10	–
Procare Software, LLC	0.15	–	0.16	–
Recipe Acquisition Corp.	0.08	(0.01)	0.10	(0.01)
Regulatory DataCorp, Inc.	0.03	–	0.02	–
SF Home Décor, LLC	(0.03)	–	(0.03)	–
Smarsh, Inc.	(0.02)	–	(0.03)	–
SMB Shipping Logistics, LLC	–	–	(0.02)	–
Vantage Mobility International, LLC	(0.02)	–	–	–
Xactly Corporation	(0.02)	–	(0.02)	–
Yasso, Inc.	(0.14)	–	(0.15)	–
You Fit, LLC	(0.04)	–	0.30	–
Zep, Inc.	0.44	–	0.44	–
Other, net	(0.04)	–	(0.05)	–

Total	$0.26	$0.01	$0.69	$0.01

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our unitholders, we may enter into credit facilities in addition to our existing credit facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of September 30, 2017 and December 31, 2016, our asset coverage ratio was 2.39 to 1 and 2.61 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of September 30, 2017, we had cash of approximately $37.55 million, an increase of $33.69 million from December 31, 2016. In addition, as of September 30, 2017, we had an investment in a money market fund managed by an affiliate of Group Inc. of less than $0.01 million. Cash used by operating activities for the nine months ended September 30, 2017 was approximately $305.22 million, primarily driven by net purchases of investments of $462.79 million and other operating activities of $0.24 million, offset by net sales of investments in the affiliated money market fund of $138.31 million, and increase in Members’ Capital resulting from operations of $19.02 million. Cash provided by financing activities for the nine months ended September 30, 2017 was approximately $338.91 million, primarily driven by proceeds from the issuance of common Units of $195.65 million and net borrowings on debt of $159.00 million, partially offset by distributions paid of $15.09 million and other financing activities of $0.65 million.

As of September 30, 2016, we had cash of approximately $2.88 million. In addition, as of September 30, 2016, we had an investment in a money market fund managed by an affiliate of Group Inc. of $153.00 million. Cash used by operating activities for the three months ended September 30, 2016 was approximately $298.09 million, primarily driven by purchases of investments of $146.12 million, net purchase of investments in the affiliated money market fund of $153.00 million, and decrease in net assets resulting from operations of $0.58 million, partially offset by proceeds from other operating activities of $1.61 million. Cash provided by financing activities for the period from June 9, 2016 (inception) to September 30, 2016 was approximately $300.97 million, primarily driven by proceeds from the issuance of common units of $164.88 and borrowings on debt of $137.50 million, partially offset by other financing activities of $1.41 million.

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

As of September 30, 2017, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2017			December 31, 2016
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$691.38	37%	$1,001.88	$791.49	21%

The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2017:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
April 27, 2017	203,758	$20.01
April 28, 2017	535	0.05
May 26, 2017	444,153	43.90
June 29, 2017	441,837	43.90
August 21, 2017	557,806	54.87
September 28, 2017	332,027	32.92

Total capital drawdowns	1,980,116	$195.65

The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements from June 9, 2016 (inception) to September 30, 2016.

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

The following table shows our contractual obligations as of September 30, 2017:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$289.00	$289.00	$–	$–	$–

Revolving Credit Facility

We entered into a Revolving Credit Facility on July 18, 2016 with Bank of America, N.A. as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender.

On March 3, 2017, we amended the Revolving Credit Facility to, among other things:

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

The maximum principal amount of the Revolving Credit Facility is $350.00 million as of September 30, 2017, of which $289.00 million was drawn as of September 30, 2017, subject to availability under the “Borrowing Base.” The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. We have the ability to increase the maximum principal amount of the Revolving Credit Facility up to $750.00 million, subject to increasing commitments of existing lenders and/or obtaining commitments of new lenders and certain other conditions. The Revolving Credit Facility will mature on July 17, 2018, subject to extension with the consent of the Administrative Agent and the extending lenders, and certain other conditions.

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

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans is denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter (the “BDC CFTC No-Action Letter”) with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the BDC CFTC No-Action Letter imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter. As of September 30, 2017, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2017, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of September 30, 2017 and December 31, 2016 our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2017	December 31, 2016
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$17.23	$10.64

Total	$17.23	$10.64

As of September 30, 2017, we had aggregate Commitments and undrawn Commitments from investors as follows:

	September 30, 2017
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$691.38	37%

RECENT DEVELOPMENTS

On October 23, 2017, we delivered a capital drawdown notice to our investors relating to the sale of approximately 900,334 shares of common Units for an aggregate offering price of approximately $87,794. The common Units were issued on October 30, 2017.

On October 31, 2017, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per unit, including net investment income (if positive) for the period October 1, 2017 through December 31, 2017, payable on or about January 23, 2018 to unitholders of record as of December 29, 2017.

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

(3)

The Independent Valuation Advisors’ preliminary valuations are reviewed by our Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Department within the Finance Division of Goldman Sachs. The Independent Valuation Advisors’ ranges are compared to our Investment Adviser’s valuations to ensure our Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Private Investment Valuation and Side Pocket Sub-Committee of the Investment Management Division Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment making decision process;

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

We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ending December 31, 2016. To qualify and maintain our status as a RIC, we must, among other things, timely distribute to our unitholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our unitholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. The distributions we pay to our unitholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to unitholders after the end of the calendar year. Unitholders should read carefully any written disclosure regarding a distribution from us and should not assume that the source of any distribution is our net ordinary income or capital gains.

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

As of September 30, 2017 and December 31, 2016, on a fair value basis, approximately 2.6% and 8.7%, respectively, of our performing debt investments bore interest at a fixed rate and approximately 97.4% and 91.3%, respectively, of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2017 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Total Cashflow Sensitivities	Interest Income	Interest Expense	Total
Up 300 basis points	17.26	(8.09)	9.17
Up 200 basis points	11.51	(5.39)	6.12
Up 100 basis points	5.76	(2.70)	3.06
Up 75 basis points	4.31	(2.02)	2.29
Up 50 basis points	2.88	(1.35)	1.53
Up 25 basis points	1.44	(0.68)	0.76
Down 25 basis points	(1.38)	0.67	(0.71)
Down 50 basis points	(1.60)	1.35	(0.25)
Down 75 basis points	(1.59)	2.02	0.43
Down 100 basis points	(1.60)	2.70	1.10
Down 200 basis points	(1.59)	3.32	1.73
Down 300 basis points	(1.59)	3.32	1.73

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended September 30, 2017:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
August 21, 2017	557,806	54.87
September 28, 2017	332,027	32.92
Total capital drawdowns	889,833	$87.79

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Date: November 2, 2017	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: November 2, 2017	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)