Form 10-K
period 2017-12-31
Goldman Sachs Private Middle Market Credit LLC
filed 2018-02-23
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55660

Goldman Sachs Private Middle Market Credit LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-3233378
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 West Street, New York, New York	10282
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 902-0300

Securities registered pursuant to Section 12(b) of the Act:

None

Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☒ (Do not check if a smaller reporting company)	Smaller reporting company:	☐
Emerging growth company:	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of June 30, 2017, there was no established public market for the registrant’s limited liability company common units. The number of the registrant’s limited liability company common units outstanding as of February 22, 2018 was 5,359,394.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Index to Annual Report on Form 10-K for

Year Ended December 31, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this Annual Report on Form 10-K, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ, from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this Annual Report on Form 10-K.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations; and
•	the availability of credit and/or our ability to access the equity and capital markets.

PART I.

Unless indicated otherwise in this Annual Report on Form 10-K or the context so requires, the terms “Company,” “we,” “us” or “our” refer to Goldman Sachs Private Middle Market Credit LLC together with its consolidated subsidiaries. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “Group Inc.” refers to The Goldman Sachs Group, Inc. The term “Goldman Sachs” refers to Group Inc., together with Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in all markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs BDC, Inc., a BDC (“GS BDC”) and Goldman Sachs Middle Market Lending Corp. (“GS MMLC”)), relationships and products, collectively, the “Accounts”).

ITEM 1. BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through December 31, 2017, we have originated $972.47 million in aggregate principal amount of debt and equity investments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Risk Factors—We operate in a highly competitive market for investment opportunities” and “Business—Competitive Advantages.”

Available Information

We file with or submit to the SEC periodic and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. You may inspect and copy these reports, proxy statements and other information, as well as registration statements and related exhibits and schedules, at the Public SEC’s Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0102, by contacting us, in writing at: 200 West Street New York, New York 10282 or by telephone (collect) at (212) 902-0300. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information filed electronically by us with the SEC. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.

Investment Strategy

Our origination strategy focuses on leading the negotiation and structuring of the loans or securities in which we invest and holding the investments in our portfolio to maturity. In many cases we are the sole investor in the loan or security in our portfolio. Where there are multiple investors, we generally seek to control or obtain significant influence over the rights of investors in the loan or security. Our investments typically have maturities between three and ten years and generally range in size between $10 million and $75 million, although we may make larger or smaller investments on occasion.

Investment Portfolio

As of December 31, 2017, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc. of $1.31 million) consisted of the following:

	As of December 31, 2017
Investment Type	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$285.51	$285.25	32.6%
First Lien/Last-Out Unitranche	112.51	112.96	13.0
Second Lien/Senior Secured Debt	465.33	466.97	53.3
Unsecured Debt	3.79	3.78	0.4
Preferred Stock	2.50	2.98	0.3
Common Stock	4.25	3.57	0.4
Warrants	0.10	0.10	0.0

Total Investments	$873.99	$875.61	100.0%

As of December 31, 2017, our portfolio consisted of 60 investments in 38 portfolio companies across 18 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2017, were Diversified Financial Services, IT Services, Chemicals and Internal Software & Services, which represented 12.3%, 11.5%, 10.8% and 10.3%, respectively, of our portfolio at fair value.

The geographic composition of our portfolio at fair value as of December 31, 2017 was 100% invested in portfolio companies organized in the United States.

As of December 31, 2017, the weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	December 31, 2017
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.2%	10.2%
First Lien/Last-Out Unitranche(2)(3)	10.6%	10.5%
Second Lien/Senior Secured Debt(2)	10.5%	10.4%
Unsecured Debt(2)	13.7%	13.8%
Preferred Stock(4)	0.0%	0.0%
Common Stock(4)	0.0%	0.0%
Warrants(4)	0.0%	0.0%
Total Portfolio	10.3%	10.3%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
(2)

Computed based on (a) the annual stated interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively. For investments that are subject to a London Interbank Offered Rate (“LIBOR”) floor, the yield calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(3)	The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.
(4)

Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of December 31, 2017:

December 31, 2017
Number of portfolio companies	38
Percentage of performing debt bearing a floating rate (1)	98.0%
Percentage of performing debt bearing a fixed rate (1) (2)	2.0%
Weighted average leverage (net debt/EBITDA)(3)	5.4x
Weighted average interest coverage(3)	2.5x
Median EBITDA(3)	$41.8 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
(3)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The net debt to EBITDA represents the ratio of a portfolio company’s total debt (net of cash) and excluding debt subordinated to our investment in a portfolio company, to a portfolio company’s EBITDA. The interest coverage ratio represents the ratio of a portfolio company’s EBITDA as a multiple of a portfolio company’s interest expense. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as investments that are underwritten and covenanted based on recurring revenue. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as investments that are underwritten and covenanted based on recurring revenue. Median EBITDA is based on our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as investments that are underwritten and covenanted based on recurring revenue. As of December 31, 2017, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 22.2% of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

Floating rates are primarily LIBOR plus a spread.

Corporate Structure and Private Offering

We were formed as a Delaware limited partnership on December 23, 2015 with the name Private Middle Market Credit LP and converted to a Delaware limited liability company on April 4, 2016, at which time our name was changed to Goldman Sachs Private Middle Market Credit LLC. We have elected to be regulated as a BDC under the Investment Company Act. In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2016.

From May 6, 2016 (the “Initial Closing Date”) through May 5, 2017 (the “Final Closing Date”), we accepted subscription agreements from investors acquiring Units in our continuous private offering of common units of our limited liability company interests (the “Units”). Investors acquiring Units in the private offering each entered into a subscription agreement (“Subscription Agreement”) pursuant to which the investor agreed to purchase Units for an aggregate purchase price equal to the portion of its requested capital commitment to us that we accepted (its “Commitment”). Each individual (a “Unitholder”) holding Units is required to make capital contributions (up to the amount of their undrawn Commitment) to purchase Units in respect of its Commitment each time we deliver a drawdown notice, which will be delivered in respect of such Commitment at least five business days (as defined in Rule 14d-1 of the Exchange Act) (“Business Days”) prior to the required funding date (the “Drawdown Date”). New Units are issued on each Drawdown Date.

Credit Alternatives GP LLC (the “Initial Member”) made a capital contribution to us of $100 on June 9, 2016 (inception) and served as our sole initial member. We cancelled the Initial Member’s interest in us on July 14, 2016, the first date on which investors (other than the Initial Member) made their initial capital contribution to purchase Units (the “Initial Drawdown Date”).

Subject to certain limited exceptions under the Investment Company Act, on each Drawdown Date, Unitholders will be required to purchase Units at a price equal to our then-current NAV per Unit as of the end of the most recent calendar month prior to the date of the applicable drawdown notice or issuance date, subject to the limitations of Section 23 under the Investment Company Act (which generally prohibits us from issuing Units at a price below the then-current NAV of the Units as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions).

We held a limited number of closings subsequent to the Initial Closing Date (each date on which a subsequent closing was held, a “Subsequent Closing Date”). On November 1, 2016, our board of directors (the “Board of Directors” or the “Board”) approved an amended and restated LLC agreement (the “LLC Agreement”) and approved an extension of the final date on which we would accept Subscription Agreements to the Final Closing Date.

Unitholders are entitled to receive dividends or other distributions declared by the Board of Directors and are entitled to one vote for each Unit held on all matters submitted to a vote of the Unitholders.

As of December 31, 2017, we had aggregate Commitments and undrawn Commitments from investors as follows:

	December 31, 2017
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$603.59	45%

The following table summarizes the total Units issued and proceeds received related to capital drawdowns for the year ended December 31, 2017:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
April 27, 2017	203,758	$20.01
April 28, 2017	535	0.05
May 26, 2017	444,153	43.90
June 29, 2017	441,837	43.90
August 21, 2017	557,806	54.87
September 28, 2017	332,027	32.92
October 30, 2017	900,334	87.79

Total capital drawdowns	2,880,450	$283.44

The following table summarizes the total Units issued and proceeds received related to capital drawdowns for the period from June 9, 2016 (inception) to December 31, 2016:

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

Following the end of the Investment Period, we will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or anticipated Company expenses, liabilities, including the payment or repayment of Financings (as defined below), or other obligations, contingent or otherwise (including the Management Fee), whether incurred before or after the end of the Investment Period, (ii) to fulfill investment commitments made or approved by the Investment Committee (as defined below) prior to the expiration of the Investment Period, (iii) to engage in hedging transactions or (iv) to make additional investments in existing portfolio companies (including transactions to hedge interest rate or currency risks related to such additional investment).

“Financings” are indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit.

Term

Our term will expire on May 5, 2024, subject to the Board of Directors’ right to liquidate us at any time and to extend our term for up to two successive one year periods (such term, including any extensions, the “Term”). Upon the request of the Board of Directors and the approval of a majority-in-interest of the Unitholders, our Term may be further extended.

We shall be dissolved (i) upon the expiration of our Term (as such Term may be extended pursuant to the above), (ii) at any time upon a decision of the Board of Directors, (iii) if there are no Unitholders, unless our business is continued in accordance with the LLC Agreement) or applicable law or (iv) upon the entry of a decree of judicial dissolution under applicable law.

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of our Board of Directors, a majority of which is made up of independent directors (including an independent Chairman), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is a subsidiary of Group Inc., a public company that is a bank holding company (a “BHC”), financial holding company (a “FHC”) and a world-wide, full-service financial services organization. Group Inc. is the general partner and owner of GSAM. GSAM has been providing financial solutions for investors since 1988 and had over $1.29 trillion of assets under supervision as of December 31, 2017.

The GSAM Private Credit Group

The Private Credit Group of GSAM (the “GSAM Private Credit Group”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring our investments and monitoring and servicing our investments. The GSAM Private Credit Group was comprised of 20 investment professionals, as of December 31, 2017, all of whom are dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company. These professionals are supported by an additional 15 investment professionals, as of December 31, 2017, who are primarily focused on investment strategies in syndicated, liquid credit (together with the GSAM Private Credit Group, “GSAM Credit Alternatives”). These individuals may have additional responsibilities other than those relating to us, but generally allocate a portion of their time in support of our business and our investment objective as a whole. In addition, GSAM has risk management, legal, accounting, tax, information technology and compliance personnel, among others, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The GSAM Private Credit Group is dedicated primarily to private corporate credit investment opportunities in North America and utilizes a bottom-up, fundamental research approach to lending. The senior members of the GSAM Private Credit Group have been working together since 2006 and have an average of over 18 years of experience in leveraged finance and private transactions.

All investment decisions are made by the investment committee of GSAM’s Private Credit Group (the “Investment Committee”), which currently consists of five voting members: Brendan McGovern, Salvatore Lentini, Jon Yoder, David Yu and Jordan Walter, as well as three non-voting members with operational and/or legal expertise. For biographical information about the voting members of the Investment Committee, see “Item 10. Directors, Executive Officers and Corporate Governance—Biographical Information.” The Investment Committee is responsible for approving all of our investments. The Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The voting members of the Investment Committee collectively have over 50 years of experience in middle-market investment and activities related to middle-market investing. The membership of the Investment Committee may change from time to time.

Allocation of Opportunities

Our investment objectives and investment strategies are similar to those of other client accounts managed by our Investment Adviser (including GS BDC and GS MMLC) and the joint venture in which GS BDC has a 50% interest (the “JV”), and an investment appropriate for us may also be appropriate for those Accounts or the JV. This creates potential conflicts in allocating investment opportunities among us and such other Accounts, particularly in circumstances where the availability of such investment opportunities is limited, where the liquidity of such investment opportunities is limited or where co-investments by us and other Accounts are not permitted under applicable law.

We may be prohibited by the Investment Company Act from participating in certain transactions with our affiliates without the prior approval of the Independent Directors (as defined in “Item 10. Directors, Executive Officers and Corporate Governance”) and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of the Independent Directors. Our Investment Adviser and its affiliates, including persons that control, or are under common control with, us or our Investment Adviser, are also considered our affiliates under the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into “joint” transactions with, such affiliates without exemptive relief from the SEC.

Subject to applicable law, we may invest alongside Goldman Sachs and its Accounts. In certain circumstances, negotiated co-investments by us and Accounts may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS BDC and GS MMLC), each of whose investment adviser is GSAM, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS BDC, GS MMLC and/or other funds managed by our Investment Adviser. If we are unable to rely on our exemptive relief for a particular opportunity, our Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in certain investments made by other Accounts.

We may also invest alongside other Accounts advised by our Investment Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff guidance and interpretations. For example, we may invest alongside such Accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other Accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Investment Adviser, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We may also invest alongside other Accounts as otherwise permissible under SEC staff guidance and interpretations, applicable regulations and the allocation policy of our Investment Adviser.

To address these potential conflicts, our Investment Adviser has developed allocation policies and procedures that provide that personnel of our Investment Adviser making portfolio decisions for Accounts will make purchase and sale decisions and allocate investment opportunities among Accounts consistent with its fiduciary obligations. To the extent permitted by applicable law, these policies and procedures may result in the pro rata allocation of limited opportunities across eligible Accounts managed by a particular portfolio management team, but in many other cases the allocations reflect numerous other factors as described below. Accounts managed outside of the GSAM Private Credit Group are generally viewed separately for allocation purposes. There will be cases where certain Accounts receive an allocation of an investment opportunity when we do not and vice versa.

In some cases, due to information barriers that are in place, other Accounts may compete with us for specific investment opportunities without being aware that we are competing against each other. Goldman Sachs has a conflicts system in place above these information barriers to identify potential conflicts early in the process and determine if an allocation decision needs to be made. If the conflicts system detects a potential conflict, the legal and compliance departments of Goldman Sachs assess investment opportunities to determine whether a particular investment opportunity is required to be allocated to a particular Account (including us) or is prohibited from being allocated to a particular Account. Subject to a determination by the legal and compliance departments (if applicable), portfolio management teams are then charged with ensuring that investment opportunities are allocated to the appropriate Account.

Personnel of our Investment Adviser involved in decision-making for Accounts may make allocation related decisions for us and other Accounts by reference to one or more factors, including: the Account’s portfolio and its investment horizons, objectives, guidelines and restrictions (including legal and regulatory restrictions); strategic fit and other portfolio management considerations, including different desired levels of investment for different strategies; the expected future capacity of the applicable Accounts; cash and liquidity considerations; and the availability of other appropriate investment opportunities. Suitability considerations, reputational matters and other considerations may also be considered. The application of these considerations may cause differences in the performance of different Accounts that have similar strategies. In addition, in some cases our Investment Adviser may make investment recommendations to Accounts where the Accounts make the investment independently of our Investment Adviser, which may result in a reduction in the availability of the investment opportunity for other Accounts (including us) irrespective of our Investment Adviser’s policies regarding allocation of investments. With respect to GS BDC, our Investment Adviser may also make allocation-related decisions by reference to the JV, consistent with the nature of the relationship between GS BDC and the JV, even though there is no formal investment advisory relationship between our Investment Adviser and the JV. Additional information about our Investment Adviser’s allocation policies is set forth in Item 6 (“Performance-based Fees and Side-by-Side Management—Side-by-Side Management of Advisory Accounts; Allocation of Opportunities”) of our Investment Adviser’s Form ADV.

Our Investment Adviser, including the GSAM Credit Alternatives Team, may, from time to time, develop and implement new trading strategies or seek to participate in new investment opportunities and trading strategies. These opportunities and strategies may not be employed in all Accounts or may be employed pro rata among Accounts, even if the opportunity or strategy is consistent with the objectives of such Accounts.

During periods of unusual market conditions, our Investment Adviser may deviate from its normal trade allocation practices. For example, this may occur with respect to the management of unlevered and/or long-only Accounts that are typically managed on a side-by-side basis with levered and/or long-short Accounts.

We may receive opportunities referred by Goldman Sachs businesses and affiliates, but in no event do we have any rights with respect to such opportunities. Subject to applicable law, including the Investment Company Act, such opportunities or any portion thereof may be offered to other Accounts, Goldman Sachs, all or certain investors in us, or such other persons or entities as determined by Goldman Sachs in its sole discretion. We will have no rights and will not receive any compensation related to such opportunities. Certain of such opportunities may be referred to us by employees or other personnel of GS & Co., or by third-parties. If we invest in any such opportunities, GS & Co. or such third-parties may be entitled, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the 1940 Act, to compensation from us or from the borrowers in connection with such investments. Any compensation we pay in connection with such referrals will be an operating expense and will accordingly be borne by us (and will not serve to offset any Management Fee or Incentive Fee payable to the Investment Adviser). For a further explanation of the allocation of opportunities and other conflicts and the risks related thereto, please see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

Market Opportunity

According to the National Center for the Middle Market and the CIA World Fact Book, the U.S. middle market is comprised of approximately 200,000 companies that represent approximately 33% of the private sector gross domestic product1. This makes the U.S. middle market equivalent to the world’s third largest global economy on a stand-alone basis. Collectively, the U.S. middle market generates more than $6 trillion in annual revenue. The GSAM Private Credit Group believes that existing market conditions and regulatory changes have combined to create an attractive investment environment for non-bank lenders such as us to provide loans to U.S. middle market companies. Specifically:

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

•

The capital markets have been unable to fill the void in middle-market finance left by banks. While underwritten bond and syndicated loan markets have been robust in recent years, middle-market companies are rarely able to access these markets, as participants are generally highly focused on the liquidity characteristics of the bond or loan being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds and broadly syndicated loans. However, mutual funds (and certain ETFs) generally require the ability to liquidate their investments quickly in order to fund investor redemptions. Accordingly, the existence of an active secondary market for their investments is an important consideration in the initial investment decision. Because there is typically no active secondary market for the debt of U.S. middle-market companies, mutual funds and ETFs generally do not provide capital to U.S. middle-market companies. The GSAM Private Credit Group believes that this is likely to be a persistent problem for the capital markets and creates an advantage for investors like us who have a stable capital base and can therefore invest in illiquid assets.

•

It is difficult for new lending platforms to enter the middle market and fill the capital void because it is very fragmented. While the middle market is a very large component of the U.S. economy, it is a highly fragmented space with thousands of companies operating in many different geographies and industries. Typically, companies that need capital find lenders and investors based on preexisting relationships, referrals and word of mouth. Developing the many relationships and wide-spread recognition required to become a source of capital to the middle market is a time consuming, highly resource-intensive endeavor. As a result, the GSAM Private Credit Group believes that it is difficult for new lending platforms to successfully enter the middle market, thereby providing insulation from rapid shifts in the supply of capital to the middle market that might otherwise disrupt pricing of capital.

1

Estimate for 2017 by the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org (relying on data from the CIA World Factbook, available at https://www.cia.gov/library/publications/the-world-factbook/).

Competitive Advantages

The Goldman Sachs Platform: Goldman Sachs is a leading global financial institution that provides a wide range of financial services to a substantial and diversified client base, including companies and high net worth individuals, among others. The firm is headquartered in New York and maintains offices across the United States and in all major financial centers around the world. Group Inc.’s asset management subsidiary, GSAM, is one of the world’s leading investment managers with over 700 investment professionals and over $1.29 trillion of assets under supervision, in each case as of December 31, 2017. GSAM’s investment teams, including the GSAM Private Credit Group, capitalize on the relationships, market insights, risk management expertise, technology and infrastructure of Goldman Sachs. We believe the Goldman Sachs platform delivers a meaningful competitive advantage to us in the following ways:

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

•

Risk Monitoring of Investments: The GSAM Private Credit Group has significant processes and procedures in place, including proprietary information technology systems, to monitor and evaluate the performance of its investments at the asset level. In addition, we benefit from Goldman Sachs’ extensive risk management capabilities, which have been developed and honed over many investment cycles. Our portfolio is regularly reviewed and stressed under various scenarios by senior risk management personnel within Goldman Sachs. These scenarios are drawn from the expertise developed by Goldman Sachs for its own balance sheet. This risk monitoring is designed to minimize the risk of capital loss and maintain an investment portfolio that is expected to perform in a broad range of economic conditions.

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

•

Existing Portfolio of Performing, Predominantly Senior Loans: Since our inception, we have originated a sizable investment portfolio. As of December 31, 2017, we had 60 investments in 38 portfolio companies operating across 18 different industries with an aggregate fair value of $875.61 million (excluding our investment in a money market fund managed by an affiliate of Group Inc.). We believe that this portfolio will generate attractive risk adjusted levels of income that will support dividend payments to our unitholders.

Operating and Regulatory Structure

We have elected to be treated as a BDC under the Investment Company Act. As a BDC, we are generally prohibited from acquiring assets other than qualifying assets unless, after giving effect to any acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Under the rules of the Investment Company Act, “eligible portfolio companies” include (i) private U.S. operating companies, (ii) public U.S. operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange) or registered under the Exchange Act, and (iii) public U.S. operating companies having a market capitalization of less than $250 million. Public U.S. operating companies whose securities are quoted on the over-the-counter bulletin board and through OTC Markets Group Inc. are not listed on a national securities exchange and therefore are eligible portfolio companies. In addition, we currently are an “emerging growth company,” as defined in the JOBS Act. See “—Qualifying Assets.”

We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2016. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our Unitholders as dividends if we meet certain source of income, distribution, and asset diversification requirements. We intend to timely distribute to our Unitholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. In addition, the distributions we pay to our Unitholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

Investments

We seek to create a portfolio that includes primarily direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. We expect to make investments through both primary originations and open-market secondary purchases. We currently do not limit our focus to any specific industry. If we are successful in achieving our investment objective, we believe that we will be able to provide our Unitholders with consistent dividend distributions and attractive risk adjusted total returns.

As of December 31, 2017, our portfolio (which term does not include our investment in a money market fund managed by an affiliate of Group Inc.) on a fair value basis, was comprised of approximately 98.9% secured debt investments (32.6% in first lien debt, 13.0% in first lien/last-out unitranche loans and 53.3% in second lien debt), 0.4% in unsecured debt, 0.3% in preferred stock and 0.4% in common stock and warrants. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to Unitholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our common Units and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

On January 4, 2017, the SEC granted GS BDC, GS MMLC and us exemptive relief to co-invest with other funds managed by the GSAM Credit Alternatives investment team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures.

Investment Criteria

We are committed to a value-oriented philosophy implemented by our Investment Adviser, which manages our portfolio and seeks to minimize the risk of capital loss without foregoing the potential for capital appreciation. We have identified several criteria, discussed below, that GSAM believes are important in identifying and investing in prospective portfolio companies.

These criteria provide general guidelines for our investment decisions. However, not all of these criteria will be met by each prospective portfolio company in which we choose to invest. Generally, we seek to use our experience and access to market information to identify investment candidates and to structure investments quickly and effectively.

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

Our due diligence typically includes:

•	review of historical and prospective financial information;

•	review of the capital structure;

•	analysis of the business and industry in which the company operates;

•	on-site visits;

•	interviews with management, employees, customers and vendors of the potential portfolio company;

•	review of loan documents;

•	background checks; and

•	research relating to the portfolio company’s management, industry, markets, products and services and competitors.

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

Additional due diligence with respect to any investment may be conducted on our behalf (and at our expense) by attorneys prior to the closing of the investment, as well as other outside advisers, as appropriate.

Investment Committee

All investment decisions are made by the Investment Committee which consists of five voting members, Brendan McGovern, Salvatore Lentini, Jon Yoder, David Yu and Jordan Walter, as well as three non-voting members with operational or legal expertise. Our Investment Committee is responsible for approving all of our investments. Our Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on our Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity.

The purpose of our Investment Committee is to evaluate and approve, as deemed appropriate, all investments by our Investment Adviser. Our Investment Committee process is intended to bring the diverse experience and perspectives of our Investment Committee’s members to the analysis and consideration of every investment. Our Investment Committee also serves to provide investment consistency and adherence to our Investment Adviser’s investment philosophies and policies. Our Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

As part of our monitoring process, our Investment Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, the Investment Adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system is as follows:

•

investments with a grade of 1 involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit;

•

investments with a grade of 2 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2;

•

investments with a grade of 3 indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and

•

investments with a grade of 4 indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Investment Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Managerial Assistance

As a BDC, we must offer, and must provide upon request, significant managerial assistance to certain of our eligible portfolio companies within the meaning of Section 55 of the Investment Company Act. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Investment Adviser or an affiliate thereof may provide such managerial assistance on our behalf to portfolio companies that request such assistance. We may receive fees for these services. See “—Managerial Assistance to Portfolio Companies.”

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

Our Administrator

Pursuant to our Administration Agreement, our administrator is responsible for providing various accounting and administrative services to us. Our administrator is entitled to fees as described in “—Administration Agreement.” To the extent that our administrator outsources any of its functions, the administrator will pay any compensation associated with such functions. See “—Administration Agreement.”

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

For the year ended December 31, 2017, Management Fees amounted to $4.80 million. As of December 31, 2017, $1.68 million remained payable. For the period from June 9, 2016 (inception) to December 31, 2016, Management Fees amounted to $0.92 million.

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

Organizational and Operating Expenses

Our primary operating expenses include the payment of the Management Fee and the Incentive Fee to our Investment Adviser, legal and professional fees, interest and other expenses of Financings (as defined in “—Investment Period” above) and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with the Investment Advisory Agreement and Administration Agreement, including those relating to: (i) our operational and organizational expenses; (ii) our fees and expenses, including travel expenses, incurred by our Investment Adviser or payable to third parties related to our Investments, including, among others, professional fees (including the fees and expenses of consultants and experts) and fees and expenses from evaluating, monitoring, researching and performing due diligence on investments and prospective investments; (iii) interest and other expense payable on Financings, if any, incurred by us; (iv) fees and expenses incurred by us in connection with membership in investment company organizations; (v) brokers’ commissions; (vi) fees and expenses associated with calculating our NAV (including the costs and expenses of any independent valuation firm); (vii) legal, auditing or accounting expenses; (viii) taxes or governmental fees; (ix) the fees and expenses of our Administrator, transfer agent or sub-transfer agent; (x) the cost of preparing unit certificates or any other expenses, including clerical expenses of issue or repurchase of the Units; (xi) the expenses of and fees for registering or qualifying Units for sale and of maintaining our registration or qualifying and registering we as a broker or a dealer; (xii) the fees and expenses of our Independent Directors; (xiii) the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by the LLC Agreement or other organizational documents of us insofar as they govern agreements with any such custodian; (xiv) the cost of preparing and distributing reports, proxy statements and notices to holders of equity interests in us, the SEC and other regulatory authorities; (xv) insurance premiums; (xvi) costs of holding Unitholder meetings; and (xvii) costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of our business. Our Investment Adviser is not required to pay expenses of activities which are primarily intended to result in sales of Units, including all costs and expenses associated with the preparation and distribution of any private placement memorandum or subscription agreements.

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

Board Approval of the Investment Advisory Agreement

Our Board of Directors determined at an in person meeting held on July 31, 2017 to approve the continuation of the Investment Advisory Agreement. In its consideration of the renewal of the Investment Advisory Agreement, the Board of Directors focused on information it had received relating to, among other things:

•	the nature, quality and extent of the advisory and other services provided to us by the Investment Adviser;

•

the contractual terms of the Investment Advisory Agreement, including the structure of the Management Fee imposed on net assets (including cash) and the Incentive Fee imposed on net investment income and capital gains;

•	comparative data with respect to the advisory fees and other expenses paid by other BDCs managed by the Investment Adviser;

•	information about the services performed and the personnel performing such services under the Investment Advisory Agreement;

•	comparative data with respect to our investment performance and the performance of another BDC managed by the Investment Adviser;

•	the Investment Adviser’s revenues and pre-tax profit margins with respect to its management of us;

•	any existing and potential benefits to the Investment Adviser or its affiliates from its relationship with us;

•	other potential benefits to us as a result of our relationship with the Investment Adviser; and

•	such other matters as the Board of Directors determined were relevant to their consideration of the Investment Advisory Agreement.

In connection with their consideration of the renewal of the Investment Advisory Agreement, our Board of Directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling their decision. After deliberation and consideration of all of the information provided, including the factors described above, the Board of Directors concluded, in the exercise of their business judgment, that the management fees paid by us were reasonable in light of the services provided to us by the Investment Adviser, the Investment Adviser’s costs, and our current and reasonably foreseeable asset levels. The Board of Directors unanimously concluded that the Investment Adviser’s continued management likely would benefit us and our Unitholders and that the Investment Advisory Agreement should be approved and continued with respect to us until August 31, 2018.

For the period from June 9, 2016 (inception) to December 31, 2016, we paid our Investment Adviser a total of $0.22 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Advisory Agreement, which consisted of $0.22 million in Management Fees and no Incentive Fees. For the year ended December 31, 2017, we paid our Investment Adviser a total of $3.83 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Advisory Agreement), which consisted of $3.83 million in Management Fees and no Incentive Fees.

Duration and Termination

The Investment Advisory Agreement will remain in full force and effect for successive annual periods, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of our Independent Directors and (b) by a vote of a majority of our Board of Directors or of a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Management Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Directors, by vote of a majority of our outstanding voting stock or by our Investment Adviser. The Investment Management Agreement shall automatically terminate in the event of its assignment.

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

License Agreement

We have entered into a license agreement (the “License Agreement”) with GS & Co. pursuant to which we have been granted a personal, non-exclusive, worldwide, royalty-free right and license to use the “Goldman Sachs” name. Under the License Agreement, we do not have the right to use the Goldman Sachs name if GSAM or another affiliate of Goldman Sachs is not our investment adviser or if our continued use of such license results in a violation of applicable law, results in a regulatory burden or has adverse regulatory consequences. Other than with respect to this limited license, we have no legal right to the “Goldman Sachs” name.

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

We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the Investment Company Act. Under these limits, we generally cannot (1) acquire more than 3% of the total outstanding voting stock of any registered investment company, (2) invest more than 5% of the value of our total assets in the securities of one registered investment company, or (3) invest more than 10% of the value of our total assets in the securities of registered investment companies in general. These limitations do not apply where we acquire interests in a money market fund as long as we do not pay a sales charge or service fee in connection with the purchase. With respect to the portion of our portfolio invested in securities issued by investment companies, it should be noted that such Investments might subject Unitholders to additional expenses. None of the policies described above is fundamental and each such policy may be changed without Unitholder approval, subject to any limitations imposed by the Investment Company Act.

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

Qualifying Assets

Under the Investment Company Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the Investment Company Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets (not including certain assets specified in the Investment Company Act) represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

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

(b)

is not an investment company (other than a small business investment company (“SBIC”) wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and

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

Managerial Assistance to Portfolio Companies

A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above under “Qualifying Assets.” However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must also either control the issuer of the securities or offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance (as long as the BDC does not make available significant managerial assistance solely in this fashion). Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash items (such as money market funds), U.S. government securities or high- quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments”, so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the asset diversification requirements in order to qualify as a RIC for U.S. federal income tax purposes.

Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of equity securities senior to the Units if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 200% immediately after each such issuance. Increasing the amount of debt that BDCs may incur by modifying the asset coverage ratio from 200% to 150% has been under recent congressional consideration. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to Unitholders or the repurchase of our Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of its total assets for temporary purposes without regard to asset coverage. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise it is presumed to not be for temporary purposes. For a discussion of the risks associated with leverage, “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.”

Code of Ethics

We have adopted a Code of Ethics pursuant to Rule 17j-1 under the Investment Company Act and have also adopted our Investment Adviser’s Code of Ethics in accordance with Rule 17j-1 and Rule 204A-1 under the Advisers Act. These codes of ethics establish, among other things, procedures for personal investments and restrict certain personal securities transactions, including transactions in securities that are held by us. Personnel subject to each code may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements. The Codes of Ethics can be reviewed and copied at the SEC’s Public Reference Room in Washington, D.C. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (202) 551-8090 or (800) SEC-0330. The Codes of Ethics are also available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. Copies may also be obtained after paying a duplicating fee by writing the SEC’s Public Reference Section, Washington, DC 20549-0102, or by electronic request to publicinfo@sec.gov.

Proxy Voting Policies and Procedures

We have delegated the voting of portfolio securities to our Investment Adviser. For Accounts for which our Investment Adviser has voting discretion, our Investment Adviser has adopted policies and procedures (the “Proxy Voting Policy”) for the voting of proxies. Under the Proxy Voting Policy, our Investment Adviser’s guiding principles in performing proxy voting are to make decisions that favor proposals that tend to maximize a company’s shareholder value and are not influenced by conflicts of interest. To implement these guiding principles for investments in publicly-traded equities, our Investment Adviser has developed customized proxy voting guidelines (the “Guidelines”) that it generally applies when voting on behalf of client accounts. These Guidelines address a wide variety of individual topics, including, among other matters, shareholder voting rights, anti-takeover defenses, board structures, the election of directors, executive and director compensation, reorganizations, mergers, issues of corporate social responsibility and various shareholder proposals.

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

While it is our Investment Adviser’s policy generally to follow the Guidelines and Recommendations from the Proxy Service, our Investment Adviser’s portfolio management teams (the “Portfolio Management Teams”) may, on certain proxy votes, seek approval to diverge from the Guidelines or a Recommendation by following an “override” process. Such decisions are subject to a review and approval process, including a determination that the decision is not influenced by any conflict of interest. A Portfolio Management Team that receives approval through the override process to cast a proxy vote that diverges from the Guidelines and/or a Recommendation may vote differently than other Portfolio Management Teams that did not seek to override the vote. In forming their views on particular matters, the Portfolio Management Teams are also permitted to consider applicable regional rules and practices, including codes of conduct and other guides, regarding proxy voting, in addition to the Guidelines and Recommendations. Our Investment Adviser may hire other service providers to replace or supplement the Proxy Service with respect to any of the services our Investment Adviser currently receives from the Proxy Service.

From time to time, our Investment Adviser may face regulatory, compliance, legal or logistical limits with respect to voting securities that it may purchase or hold for client accounts which can affect our Investment Adviser’s ability to vote such proxies, as well as the desirability of voting such proxies. Among other limits, federal, state and foreign regulatory restrictions or company specific ownership limits, as well as legal matters related to consolidated groups, may restrict the total percentage of an issuer’s voting securities that our Investment Adviser can hold for clients and the nature of our Investment Adviser’s voting in such securities. Our Investment Adviser’s ability to vote proxies may also be affected by, among other things: (i) late receipt of meeting notices; (ii) requirements to vote proxies in person; (iii) restrictions on a foreigner’s ability to exercise votes; (iv) potential difficulties in translating the proxy; (v) requirements to provide local agents with unrestricted powers of attorney to facilitate voting instructions; and (vi) requirements that investors who exercise their voting rights surrender the right to dispose of their holdings for some specified period in proximity to the shareholder meeting.

Our Investment Adviser conducts periodic due diligence meetings with the Proxy Service which include a review of the Proxy Service’s general organizational structure, new developments with respect to research and technology, work flow improvements and internal due diligence with respect to conflicts of interest.

Our Investment Adviser has adopted policies and procedures designed to prevent conflicts of interest from influencing the proxy voting decisions that our Investment Adviser makes on behalf of a client account and to help assure that such decisions are made in accordance with our Investment Adviser’s fiduciary obligations to its clients. These policies and procedures include our Investment Adviser’s use of the Guidelines and Recommendations from the Proxy Service, the override approval process previously discussed, and the establishment of information barriers between our Investment Adviser and other Goldman Sachs’ businesses. Notwithstanding such proxy voting policies and procedures, actual proxy voting decision of our Investment Adviser may have the effect of benefitting the interest of other clients or businesses of other divisions or units of Goldman Sachs and/or its affiliates, provided that our Investment Adviser believes such voting decisions to be in accordance with its fiduciary obligations. See “Item 13(a). Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons.”

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

Any party not affiliated with us that receives nonpublic personal information relating to investors from us are required to adhere to confidentiality agreements and to maintain appropriate safeguards to protect investor information. Additionally, for officers, employees and agents of ours and our affiliates, access to such information is restricted to those who need such access to provide services to us and investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information.

Other

We may also be prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions by BDCs with affiliates to prohibit “joint” transactions among entities that share a common investment adviser or under common control with the investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. Except in certain limited circumstances, we will be unable to invest in any issuer in which another client sponsored or managed by our Investment Adviser has previously invested, including GS BDC and GS MMLC. On January 4, 2017, the SEC granted GS BDC, GS MMLC and us, as well as certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives investment team, in the future, exemptive relief to make negotiated co-investments, subject to certain terms and conditions in the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our portfolio and the investment portfolios of GS BDC, GS MMLC and/or other funds established by the GSAM Credit Alternatives Team that are able to rely on the order.

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

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure— Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.”

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

Compliance with the Bank Holding Company Act

As a BHC and FHC, the activities of Group Inc. and its affiliates are subject to certain restrictions imposed by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and related regulations. BHCs and FHCs are subject to supervision and regulation by the Federal Reserve Board (the “Federal Reserve”). Because Group Inc. may be deemed to “control” us within the meaning of the BHCA, restrictions under the BHCA could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to Group Inc. and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments. Additionally, Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us or other funds and accounts managed by our Investment Adviser and its affiliates. In addition, Goldman Sachs may cease in the future to qualify as a FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our activities may be limited as a result of potentially being deemed to be controlled by a bank holding company.”

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

We are a new company with limited operating history, and as a result, we have minimal financial information on which investors can evaluate an investment in us or our prior performance. Investors must rely on us to implement our investment policies, to evaluate all of our investment opportunities and to structure the terms of our investments rather than evaluating our Investments in advance of purchasing Units. This risk may hinder investors’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives. Additionally, the results of any other Accounts that have or have had an investment program which is similar to, or different from, our investment program are not indicative of the results that we may achieve. We expect to have a different investment portfolio from other Accounts. Accordingly, our results may differ from and are independent of the results obtained by such Accounts. Moreover, past performance is no assurance of future returns.

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

From time to time, capital markets may experience periods of disruption and instability. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There have been more recent periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future. If similar adverse and volatile market conditions repeat in the future, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional Units at a price less than the NAV per Unit without first obtaining approval for such issuance from the Unitholders and the Independent Directors.

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

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to maintain our status as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

Although we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2016, we cannot assure you that we will be able to maintain RIC status. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to Unitholders, we must meet the annual distribution, source-of-income and asset diversification requirements described below.

•

The annual distribution requirement for a RIC will generally be satisfied if we distribute to Unitholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for each taxable year. Because we use debt financing, we are subject to an asset coverage ratio requirement under the Investment Company Act, and we are subject to certain covenants contained in our credit agreements and other debt financing agreements. This asset coverage ratio requirement and these covenants could, under certain circumstances, restrict us from making distributions to Unitholders that are necessary for us to satisfy the distribution requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to Unitholders, we could fail to maintain our RIC status and thus become subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

•

The source-of-income requirement will be satisfied if at least 90% of our gross income for each year is derived from dividends, interest, gains from the sale of stock or securities, payments with respect to loans of certain securities, net income derived from an interest in a “qualified publicly traded partnership” or other income derived with respect to our business of investing in such stock or securities.

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

If we fail to maintain our RIC status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes). In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to Unitholders, which would have a material adverse effect on our financial performance.

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

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of its Investment Committee and our officers and directors serve or may serve now or in the future as investment advisers, officers, directors, principals of, or in their capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. For example, we have the same management and Investment Committee teams as GS BDC and GS MMLC. Therefore, we expect these individuals may have obligations to investors in such other BDCs, the fulfillment of which might not be in our best interests or the best interests of Unitholders, and we expect that investment opportunities will satisfy the investment criteria for both us and such other business development companies. In addition, GSAM and its affiliates also manage other investment funds (including vehicles in which Goldman Sachs and its personnel have an interest), and are expected to manage other vehicles in the future that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, our Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between such other entities and us. The fact that our investment advisory fees may be lower than those of certain other funds advised by GSAM could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, Goldman Sachs or Accounts may invest alongside us. In certain circumstances, negotiated co-investments by us and other funds managed by our Investment Adviser may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted GSAM, GS BDC, GS MMLC and the Company the exemptive relief, that permits us to co-invest with GS BDC, GS MMLC and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, in the future, subject to certain terms and conditions in the exemptive relief. Under the terms of the exemptive relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our unitholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our board of directors approved criteria. See “—Our ability to enter into transactions with our affiliates is restricted.”

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

Goldman Sachs’ Financial and Other Interests May Incentivize Goldman Sachs to Favor Other Accounts

Our Investment Adviser receives performance-based compensation in respect of its investment management activities on our behalf, which rewards our Investment Adviser for positive performance of our investment portfolio. As a result, our Investment Adviser may make investments for us that present a greater potential for return but also a greater risk of loss or that are more speculative than would be the case in the absence of performance-based compensation. In addition, our Investment Adviser may simultaneously manage other Accounts (including other business development companies (including GS BDC and GS MMLC)) for which our Investment Adviser may be entitled to receive greater fees or other compensation (as a percentage of performance or otherwise) than it receives in respect of us. In addition, subject to applicable law, Goldman Sachs may invest in other Accounts (including other business development companies (including GS BDC and GS MMLC)), and such investments may constitute substantial percentages of such other Accounts’ outstanding equity interests. Therefore, our Investment Adviser may have an incentive to favor such other Accounts over us. To address these types of conflicts, the Investment Adviser has adopted policies and procedures under which investment opportunities will be allocated in a manner that it believes is consistent with its obligations as an investment adviser. However, the amount, timing, structuring or terms of an investment by us may differ from, and performance may be different than, the investments and performance of other Accounts.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

In August 2011 and then affirmed in August 2013, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+”. Additionally, in January of 2012, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating for several large European countries. These ratings negatively impacted global markets and economic conditions. Although U.S. lawmakers have taken steps to avoid further downgrades, U.S. budget deficit concerns and similar conditions in Europe, China and elsewhere have increased the possibility of additional credit-rating downgrades and worsening global economic and market conditions. There can be no assurance that current or future governmental measures to mitigate these conditions will be effective. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and other global economic conditions, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, the Federal Reserve has raised its federal funds target rate four times since December 2016. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may further increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a material adverse effect on our business, financial condition and results of operations.

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

If we do not have adequate capital available for investment, our performance could be adversely affected. In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code beginning with our taxable year ended December 31, 2016. To maintain our status as a RIC, among other requirements, we are required to timely distribute to Unitholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year. Consequently, such distributions will not be available to fund new Investments. During the Investment Period, we may issue Units to subscribers, but our ability to sell additional securities may be adversely affected by a number of factors including our performance prior to such date or general market conditions. While we are permitted to reinvest proceeds realized from the sale or repayment of Investments during the Investment Period, subject to the requirements of Section 852(a) of Subchapter M of the Code and the terms of any indebtedness or Preferred Units, after the expiration of the Investment Period, we will not be permitted to do so, subject to certain exceptions. Accordingly, after the Investment Period, we expect to use debt financing to fund our growth, if any. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

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

Also, if we have senior debt securities or other credit facilities, any obligations to such creditors may be secured by a pledge of and a security interest in some of all of our assets, including our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our Unitholders. Furthermore, the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”) and the revolving credit facility with Bank of America, N.A. (the “BoA Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”) impose, and any credit agreement or other debt financing agreement into which we may enter may impose, financial and operating covenants that restrict our investment activities (including restrictions on industry concentrations), remedies on default and similar matters. In connection with any future borrowings, our lenders may also require us to pledge assets.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding return to Unitholders (1)	(21.71)%	(12.53)%	(3.34)%	5.84%	15.02%

(1)

Assumes (i) $895.35 million in total assets as of December 31, 2017, (ii) $383.50 million in outstanding indebtedness as of December 31, 2017, (iii) $487.51 million in net assets as of December 31, 2017 and (iv) an annualized average interest rate on our indebtedness as of December 31, 2017, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.25%.

Based on our outstanding indebtedness of $383.50 million as of December 31, 2017 and an annualized average interest rate on our indebtedness as of December 31, 2017, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.25%, our investment portfolio at fair value would have had to produce an annual return of approximately 1.86% to cover annual interest payments on the outstanding debt.

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

Our Investment Adviser will be paid the Management Fee even if the value of the Unitholders’ investments declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.

Our Investment Adviser is entitled to an Incentive Fee from us based on our investment performance. The Incentive Fee payable by us to our Investment Adviser may create an incentive for our Investment Adviser to make investments on behalf of us that are risky or more speculative than would be the case in the absence of such a compensation arrangement, and also to incur leverage, which will tend to enhance returns where our portfolio has positive returns. Additionally, the Management Fee is payable even in the event the value of Unitholders’ investments declines.

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

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur additional expenses in the near term that may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.

There are significant potential conflicts of interest that could negatively impact our investment returns. A number of these potential conflicts of interest with affiliates of our Investment Adviser and Group Inc. are discussed in more detail elsewhere in this report.

Group Inc., including its affiliates and personnel, is a bank holding company and a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. As such, it acts as an investor, investment banker, research provider, investment manager, financer, advisor, market maker, proprietary trader, prime broker, lender, agent and principal. In those and other capacities, Goldman Sachs purchases, sells and holds a broad array of investments, actively trades securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own Accounts or for the Accounts of its customers, and has other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loan and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in portfolio companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us, or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such Accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. See “Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest” and “—Our ability to enter into transactions with our affiliates is restricted.” In addition, GS & Co. may, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the 1940 Act, receive compensation from us or from the borrowers if we make any investments based on opportunities that such employees or personnel of GS & Co. have referred to us. Such compensation might incentivize GS & Co. or its employees or personnel to refer opportunities or to recommend investments that might otherwise be unsuitable for us. Further, any such compensation paid by us, or paid by the borrower (to which we would otherwise have been entitled) in connection with such investments, may negatively impact our returns.

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

In addition, subject to applicable law, Goldman Sachs or another investment vehicle managed by Goldman Sachs may hold securities of a portfolio company in a different class or a different part of the capital structure of such portfolio company than us. As a result, Goldman Sachs or another investment account or vehicle may pursue or enforce rights or activities, or refrain from pursuing or enforcing rights or activities, on behalf of its own account, that could have an adverse effect on us. In addition, to the extent Goldman Sachs has invested in a portfolio company for its own account, Goldman Sachs may limit the transactions engaged in by us with respect to such portfolio company or issuer for reputational, legal, regulatory or other reasons.

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

We and our portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact us or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes and uncertainty regarding any such changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding certain legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations that have been adopted and future regulations that will need to be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which impacts many aspects of the financial services industry. Some of the provisions of the Dodd-Frank Act have been implemented, while others have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including current rules and regulations and proposed rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us and our portfolio companies, intensify the regulatory supervision of us and our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

Pending legislation may allow us to incur additional leverage.

As a BDC, under the Investment Company Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets or we may borrow an amount equal to 100% of net assets).

The Financial CHOICE Act of 2017, which was passed by the U.S. House of Representatives in June 2017, would modify this section of the Investment Company Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

The Tax Cuts and Jobs Act could have a negative effect on us, our subsidiaries, our portfolio companies and the holders of our Securities.

On December 20, 2017, the U.S. House of Representatives and the U.S. Senate each voted to approve H.R. 1 (the “Tax Cuts and Jobs Act”) and, on December 22, 2017, President Trump signed the Tax Cuts and Jobs Act into law. The Tax Cuts and Jobs Act makes significant changes to the United States income tax rules applicable to both individuals and entities, including corporations. The Tax Cuts and Jobs Act includes provisions that, among other things, reduce the U.S. corporate tax rate, introduce a capital investment deduction, limit the interest deduction, limit the use of net operating losses to offset future taxable income and make extensive changes to the U.S. international tax system. The Tax Cuts and Jobs Act is complex and far-reaching, and we cannot predict the impact its enactment will have on us, our subsidiaries, our portfolio companies and the holders of our securities.

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

Our Investment Adviser will not be liable for any error of judgment or mistake of law or for any loss suffered by us in connection with the matters to which the Investment Advisory Agreement relates, except a loss resulting from willful misfeasance, bad faith or gross negligence on our Investment Adviser’s part in the performance of its duties or from reckless disregard by our Investment Adviser of its obligations and duties under the Investment Advisory Agreement. Any person, even though also employed by our Investment Adviser, who may be or become an employee of and paid by us shall be deemed, when acting within the scope of his or her employment by us, to be acting in such employment solely for us and not as our Investment Adviser’s employee or agent. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “—Risks Relating to Our Business and Structure—Our Investment Adviser will be paid the Management Fee even if the value of Unitholders’ investments declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.”

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

In certain circumstances, negotiated co-investments may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS BDC and GS MMLC), each of whose investment adviser is GSAM, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS BDC, GS MMLC and/or other funds managed by our Investment Adviser. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures.

Additionally, except in certain circumstances, we will be unable to invest in any issuer in which another client sponsored or managed by our Investment Adviser has previously invested, including GS BDC and GS MMLC.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including interest rates payable on debt Investments we make, default rates on such Investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in certain markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods or the full fiscal year.

We are exposed to risks associated with changes in interest rates.

Our debt Investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our Investments, the value of the Units and our rate of return on invested capital. We expect that most of our floating rate Investments will be linked to LIBOR and it is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

Because we borrow money, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate that our Investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

A reduction in the interest rates on new Investments relative to interest rates on current Investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any Investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in Units less attractive if we are not able to increase our dividend rate, which could reduce the value of the Units. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

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

Recent Commodity Futures Trading Commission rulemaking may have a negative impact on us and our Investment Adviser.

The Commodity Futures Trading Commission (the “CFTC”) and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the CFTC staff no action letter (the “BDC CFTC No-Action Letter”) imposes strict limitations on engaging in such transactions other than for hedging purposes, whereby the use of transactions not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such transactions does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into such transactions to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve a third party or our own personnel gaining unauthorized access to our information systems for purposes of obtaining ransom payments, misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for loss or misappropriation of data, stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our reputation or business relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Goldman Sachs and third-party service providers. Goldman Sachs and these third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

Certain investors are limited in their ability to make significant investments in us.

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

Investors may fail to pay their Undrawn Commitment.

The obligation of Unitholders to fund Undrawn Commitments is without defense, counterclaim or offset of any kind. However, if a Unitholder fails to pay any amount of its Commitment when called, other Unitholders who have an Undrawn Commitment may be required to fund their respective Commitments sooner and in a greater amount (but not more than their Undrawn Commitment) than they otherwise would have absent such a default.

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

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in certain other financial and investment companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of Investments perform poorly or if we need to write down the value of any one Investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2017, Software, together with Internet Software & Services, represented 17.5% of our portfolio at fair value. Our investments in Software and Internet Software & Services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, and various legal and regulatory risks.

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

The energy industry has been in a period of disruption and volatility that has been characterized by fluctuations in oil and gas prices and production levels. This disruption and volatility has led to, and future disruptions and volatility may lead to, decreases in the credit quality and performance of our potential debt and equity Investments in energy companies, which could, in turn, negatively impact the fair value of our Investments in energy companies. Any prolonged decline in oil and gas prices or production levels could adversely impact the ability of our potential portfolio companies in the energy industry to satisfy financial or operating covenants that may be imposed by us and other lenders or to make payments to us as and when due, which could have a material adverse effect on our business, financial condition and results of operations. In addition, energy companies are subject to supply and demand fluctuations in the markets in which they operate, which are impacted by numerous factors, including weather, use of renewable fuel sources, natural disasters, governmental regulation and general economic conditions, in addition to the effects of increasing regulation and general operational risks, any of which could have a material adverse effect on the performance and value of our energy-related Investments as well as our cash flows from such Investments.

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

We may elect not to make follow on investments or may lack sufficient funds to make those investments.

We will have the discretion to make any follow-on investments, subject to the availability of capital resources and the limitations set forth in “Item 1 Business.” The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and the initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements, compliance with covenants contained in our Revolving Credit Facilities or compliance with the requirements for maintenance of our RIC status.

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

We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the Investment Company Act and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the Management Fee and Incentive Fee to our Investment Adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, the Unitholders will bear their pro rata share of the Management Fee and Incentive Fee due to our Investment Adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.

As part of our lending activities, we may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

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

Subject to applicable provisions of the Investment Company Act and applicable CFTC regulations, we may enter into hedging transactions in a manner consistent with SEC guidance, which may expose us to risks associated with such transactions. Such hedging may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk.

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

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also “—Risks Relating to Our Business and Structure—We will be exposed to risks associated with changes in interest rates.”

We may form one or more CLOs, which may subject us to certain structured financing risks.

To the extent permissible under risk retention rules and applicable provisions of the Investment Company Act, to finance investments, we may securitize certain of our Investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these Investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non- recourse or limited-recourse basis to purchasers. Any interest in any such CLO held by us may be considered a “non-qualifying asset” for purposes of the Investment Company Act.

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

We may invest a significant portion of our assets in high-quality short- term investments, which will generate lower rates of return than those expected from the interest generated on our intended investment program.

From time to time, a significant portion of our assets may be invested in a money market fund managed by an affiliate of Group Inc. This investment may earn yields substantially lower than the income that we expect to receive from investments made in accordance with our investment objective. As a result, we may not be able to achieve our investment objective and/or pay any dividends while a significant portion of our assets are invested in the money market fund or, if we are able to do so, such dividends may be substantially lower than the dividends that we expect to pay when our portfolio is fully invested in accordance with our investment objectives. If we do not realize yields in excess of our expenses, we may incur operating losses.

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

Unitholders do not have preemptive rights to any Units we issue in the future. We may decide in accordance with the process described below, to issue additional equity interests at or below the NAV per Unit. To the extent we issue additional equity interests, a Unitholder’s percentage ownership interest in us may be diluted. In addition, if such Units are issued below NAV, existing Unitholders may also experience dilution in the book value and fair value of their Units.

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

Subject to the requirements of Section 852(a) of Subchapter M of the Code, and the terms of any indebtedness or Preferred Units, we intend to (i) distribute to Unitholders, pro rata based on the number of Units held by each Unitholder, before the end of each taxable year net proceeds attributable to the repayment or disposition of Investments (together with any interest, dividends and other net cash flow in respect of such Investments), except to the extent such proceeds from repayment or disposition are permitted to be, and are, retained for reinvestment prior to the termination of the Investment Period, (ii) distribute quarterly investment income (i.e., proceeds received in respect of interest payments, dividends or fees as opposed to proceeds received in connection with the disposition or repayment of an Investment) (commencing with the period ended December 31, 2016), and (iii) distribute all of our investment company taxable income and net capital gain for each taxable year in order to qualify for treatment as a RIC under Subchapter M of the Code. All distributions will be paid at the discretion of our Board of Directors and will depend on such factors as the Board determines to be relevant from time to time, including our earnings, financial condition and compliance with any debt covenants we may be subject to. Accordingly, we may not pay distributions to Unitholders.

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

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as original issue discount (“OID”) or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we will not receive in cash. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to Unitholders that will be sufficient to enable us to meet the annual distribution requirement necessary for us to maintain our status as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to Unitholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash from other sources to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

Unitholders may receive Units as distributions, which could result in adverse tax consequences to them.

In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a distribution in Units instead of in cash. The Company is not subject to restrictions on the circumstances in which it may declare a portion of a distribution in Units but would generally anticipate doing so only in unusual situations, such as, for example, if we do not have sufficient cash to meet its RIC distribution requirements under the Code. Generally, were we to declare such a distribution, we would allow Unitholders to elect payment in cash and/or Units of equivalent value, with a percentage limitation on the portion of the total distribution available to be received in cash. Under published IRS guidance, the entire distribution will generally be treated as a taxable distribution for U.S. federal income tax purposes, and count towards our RIC distribution requirements under the Code, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all Unitholders is required to be at least 20% of the aggregate declared distribution. If too many Unitholders elect to receive cash, the cash available for distribution is required to be allocated among the Unitholders electing to receive cash (with the balance of the distribution paid in Units) under a formula provided in the applicable IRS guidance. The number of Units declared would thus depend on the applicable percentage limitation on cash available for distribution, the Unitholders’ individual elections to receive cash or stock, and the value of the Units. Each Unitholder generally would be treated as having received a taxable distribution (including for purposes of the withholding tax rules applicable to a Non-U.S. Unitholder) on the date the distribution is received in an amount equal to the cash that such Unitholder would have received if the entire distribution had been paid in cash, even if the Unitholder received all or most of the distribution in Units. We currently do not intend to pay distributions in Units, but there can be no assurance we will not do so in the future.

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

Our business is directly influenced by the economic cycle, and could be negatively impacted by a downturn in economic activity in the US as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.

To the extent OID and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include OID instruments and PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•

The higher interest rates of OID and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.

•	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

•

OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK income may also create uncertainty about the source of our cash distributions.

For accounting purposes, any cash distributions to shareholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the Investment Company Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

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

As of February 22, 2018, there were approximately 1,000 holders of record of our Units.

Sales of Unregistered Securities

The following table summarizes the total Units issued and proceeds received related to capital drawdowns for the year ended December 31, 2017:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
April 27, 2017	203,758	$20.01
April 28, 2017	535	0.05
May 26, 2017	444,153	43.90
June 29, 2017	441,837	43.90
August 21, 2017	557,806	54.87
September 28, 2017	332,027	32.92
October 30, 2017	900,334	87.79

Total capital drawdowns	2,880,450	$283.44

The following table summarizes the total Units issued and aggregate purchase price related to capital drawdowns during period from June 9, 2016 (inception) to December 31, 2016:

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

Because the Units were acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Units may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted and (ii) the Units are registered under applicable securities laws or specifically exempted from registration (in which case the Unitholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Units until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of Units may be made except by registration of the transfer on our books. Each transferee will be required to execute our LLC Agreement pursuant to which they will agree to be bound by these restrictions and the other restrictions imposed on the Units.

Distributions

Subject to the requirements of Section 852(a) of Subchapter M of the Code, and the terms of any indebtedness or Preferred Units, we intend to (i) distribute to Unitholders, pro rata based on the number of Units held by each Unitholder, before the end of each taxable year, or in certain cases, during the following taxable year, net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments), except to the extent such proceeds from repayment or disposition are retained for reinvestment prior to the termination of the Investment Period in accordance with “—Recycling” below, (ii) distribute quarterly investment income (i.e. proceeds received in respect of interest payments, dividends or fees as opposed to proceeds received in connection with the disposition or repayment of an Investment) commencing with the quarter ended December 31, 2016, and (iii) distribute all of its investment company taxable income and net capital gain for each taxable year in order to qualify for treatment as a RIC under Subchapter M of the Code.

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

The following tables summarize the distributions declared on our Units during the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016:

	Year Ended December 31, 2017
Date Declared	Record Date	Payment Date	Distributions per Share
February 22, 2017	March 31, 2017	April 17, 2017	$2.02
May 1, 2017	June 30, 2017	July 26, 2017	2.40
August 1, 2017	September 29, 2017	October 24, 2017	2.42
October 31, 2017	December 29, 2017	January 23, 2018	2.83

Total Distributions Declared			$9.67

	For the period from June 9, 2016 (inception) to December 31, 2016
Date Declared	Record Date	Payment Date	Distributions per Share
December 7, 2016	December 29, 2016	January 18, 2017	$1.40

Total Distributions Declared			$1.40

The distributions declared during the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016 were derived from net investment income determined on a tax basis.

Recycling

Subject to the requirements of Section 852(a) of Subchapter M of the Code and the terms of any indebtedness or Preferred Units, proceeds realized by us from the sale or repayment of any investment (as opposed to investment income) during the Investment Period (but not in excess of the cost of any such investment) may be retained and reinvested by us; provided that such additional amounts reinvested shall not, in the aggregate, exceed our total Unitholder Commitments. Any amounts so reinvested will not reduce a Unitholder’s undrawn Commitment.

To the extent that we retain net capital gains for reinvestment or carry forward taxable income for distribution in the following year, there may be certain tax consequences to us and our Unitholders.

ITEM 6.    SELECTED FINANCIAL DATA

The table below sets forth our selected consolidated historical financial data for the periods indicated. The selected consolidated financial data for the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016 have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report on Form 10-K.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

	For the Year Ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
Consolidated statement of operations data (in thousands):
Total investment income	$53,542	$5,793
Net expenses	24,032	4,003

Net investment income (loss) before excise taxes	29,510	1,790
Excise tax expense	–	–

Net investment income (loss) after excise taxes	29,510	1,790
Net realized and unrealized gain (loss) on investments	1,356	254

Net increase in Members’ Capital resulting from operations	$30,866	$2,044

Per unit data
Net investment income (loss) (basic and diluted)	$9.16	$1.67
Earnings (basic and diluted)	$9.58	$1.91
Distributions declared	$9.67	$1.40

	As of December 31, 2017	As of December 31, 2016
Consolidated statement of financial condition (in thousands)
Total assets	$895,349	$344,465
Total investments, at fair value	876,923	337,747
Total liabilities	407,843	135,024
Total debt	383,500	130,000
Total Members’ Capital	487,506	209,441
Per unit data
Net asset value	$97.05	$97.73

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act. In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through December 31, 2017, we have originated $972.47 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

“Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion generally earns a higher interest rate than our “first out” portion. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

We expect to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in private middle-market credit obligations and related instruments. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. “Middle market” is used to refer to companies with EBITDA of between $5 million and $75 million annually. While, as a result of fluctuations in the NAV of one asset relative to another asset, private middle-market credit obligations and related instruments may represent less than 80% of our net assets (plus any borrowings for investment purposes) at any time, we may not invest, under normal circumstances, more than 20% of our net assets (plus any borrowings for investment purposes) in securities and other instruments that are not private middle-market credit obligations and related instruments. To the extent we determine to invest indirectly in private middle-market credit obligations and related instruments, we may invest through certain synthetic instruments, including derivatives that have similar economic characteristics to private middle-market credit obligations. For purposes of determining compliance with our 80% policy, each applicable derivative instrument will be valued based upon its market value. We will notify Unitholders at least 60 days prior to any change to the 80% investment policy described above.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages.”

KEY COMPONENTS OF OPERATIONS

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make.

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other Accounts, which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fee income as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

Leverage

The Revolving Credit Facilities allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, under current laws and with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 2 to 1 after such borrowing. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 2 to 1, we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2017 and December 31, 2016, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc. of $1.31 million and $138.31 million, respectively) consisted of the following:

	As of
	December 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$285.51	$285.25	32.6%	$43.63	$43.55	21.8%
First Lien/Last-Out Unitranche	112.51	112.96	13.0	23.54	23.52	11.8
Second Lien/Senior Secured Debt	465.33	466.97	53.3	126.08	126.44	63.4
Unsecured Debt	3.79	3.78	0.4	3.33	3.33	1.7
Preferred Stock	2.50	2.98	0.3	2.50	2.50	1.3
Common Stock	4.25	3.57	0.4	–	–	–
Warrants	0.10	0.10	0.0	0.10	0.10	0.0

Total Investments	$873.99	$875.61	100.0%	$199.18	$199.44	100.0%

As of December 31, 2017 and December 31, 2016, the weighted average yield on our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at cost and fair value, was as follows:

	As of
	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.2%	10.2%	10.0%	10.1%
First Lien/Last-Out Unitranche(2)(3)	10.6%	10.5%	10.2%	10.2%
Second Lien/Senior Secured Debt(2)	10.5%	10.4%	10.2%	10.2%
Unsecured Debt(2)	13.7%	13.8%	13.8%	13.8%
Preferred Stock(4)	0.0%	0.0%	0.0%	0.0%
Common Stock(4)	0.0%	0.0%	–	–
Warrants(4)	0.0%	0.0%	0.0%	0.0%
Total Portfolio	10.3%	10.3%	10.1%	10.1%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
(2)

Computed based on (a) the annual stated interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively. For investments that are subject to a LIBOR floor, the yield calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(3)	The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.
(4)

Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

The following table presents certain selected information regarding our investment portfolio by asset type (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of December 31, 2017 and December 31, 2016:

	As of
	December 31, 2017	December 31, 2016
Number of portfolio companies	38	10
Percentage of performing debt bearing a floating rate(1)	98.0%	91.3%
Percentage of performing debt bearing a fixed rate(1)(2)	2.0%	8.7%
Weighted average leverage (net debt/EBITDA)(3)	5.4x	5.0x
Weighted average interest coverage(3)	2.5x	2.9x
Median EBITDA(3)(4)	$41.8 million	$14.95 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
(3)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The net debt to EBITDA represents the ratio of a portfolio company’s total debt (net of cash) and excluding debt subordinated to our investment in a portfolio company, to a portfolio company’s EBITDA. The interest coverage ratio represents the ratio of a portfolio company’s EBITDA as a multiple of interest expense. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as investments that are underwritten and covenanted based on recurring revenue. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as investments that are underwritten and covenanted based on recurring revenue. Median EBITDA is based on our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as investments that are underwritten and covenanted based on recurring revenue. As of December 31, 2017 and December 31, 2016, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 22.2% and 0.0%, respectively, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

(4)	The increase in the portfolio’s median EBITDA in 2017 was primarily driven by investment activity in new portfolio companies.

Floating rates are primarily LIBOR plus a spread.

Our Investment Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if it is meeting its respective business plan and to assess the appropriate course of action for each company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

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

As part of the monitoring process, our Investment Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Investment Adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account in certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system is as follows:

•

investments with a grade of 1 involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit;

•

investments with a grade of 2 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2;

•

investments with a grade of 3 indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and

•

investments with a grade of 4 indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Investment Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of December 31, 2017 and December 31, 2016:

As of
	December 31, 2017		December 31, 2016
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$–	–%	$–	–%
Grade 2	875.61	100.0	199.44	100.0
Grade 3	–	–	–	–
Grade 4	–	–	–	–

Total Investments	$875.61	100.0%	$199.44	100.0%

The increase in the investments with a grade 2 investment performance rating as of December 31, 2017 compared to December 31, 2016 was primarily driven by an increase in net investment activity during our first full year of operations.

The following table shows the amortized cost of our performing and non-accrual investments as of December 31, 2017 and December 31, 2016:

	As of
	December 31, 2017		December 31, 2016
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$873.99	100.0%	$199.18	100.0%
Non-accrual	–	–	–	–

Total Investments	$873.99	100.0%	$199.18	100.0%

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

The following table shows our investment activity for the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016 by investment type:

	For the Year Ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
	($ in millions)
New investments committed at cost:
Gross originations	$762.87	$209.65
Less: Syndications(1)	–	–

Net amount of new investments committed at cost:	$762.87	$209.65
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$306.76	$54.19
First Lien/Last-Out Unitranche	92.61	23.52
Second Lien/Senior Secured Debt	359.25	126.01
Unsecured Debt	–	3.33
Preferred Stock	–	2.50
Common Stock	4.25	–
Warrants	–	0.10

Total	$762.87	$209.65

Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$46.38	$–
First Lien/Last-Out Unitranche	4.05	–
Second Lien/Senior Secured Debt	15.00	–
Unsecured Debt	–	–
Preferred Stock	–	–
Common Stock	–	–
Warrants	–	–

Total	$65.43	$–

Net increase (decrease) in portfolio	$697.44	$209.65

Number of new portfolio companies with new investment commitments(3)	30	10
Total new investment commitment amount in new portfolio companies(3)	$747.27	$209.65
Average new investment commitment amount in new portfolio companies(3)	$24.91	$20.97
Number of existing portfolio companies with new investment commitments(3)	3	–
Total new investment commitment amount in existing portfolio companies(3)	$15.60	$–
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.8	5.7
Percentage of new debt investment commitments at floating interest rates(3)	100.0%	84.6%
Percentage of new debt investment commitments at fixed interest rates(3)	-%	15.4%
Weighted average yield on new debt and income producing investment commitments (2) (3) (5)	10.0%	10.2%
Weighted average yield on new investment commitments (2) (3) (6)	9.9%	10.1%
Weighted average yield on debt and income producing investments sold or paid down(7)	10.4%	N/A
Weighted average yield on investments sold or paid down(8)	10.4%	N/A

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and OID.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(5)

Computed based on (a) the annual stated interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are on non-accrual. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(6)

Computed based on (a) the annual stated interest rate on new investment commitments, divided by (b) the total new investment commitments (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(7)

Computed based on (a) the annual stated interest rate on debt and income producing investments sold or paid down, divided by (b) the total debt and income producing investments sold or paid down. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments and investments that are non-accrual. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(8)

Computed based on (a) the annual stated interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

RESULTS OF OPERATIONS

Our operating results for the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016 were as follows:

	For the Year Ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
	($ in millions)
Total investment income	$53.54	$5.79

Total expenses	(24.03)	(4.39)
Management fee waiver	–	0.39

Net expenses	(24.03)	(4.00)

Net investment income (loss)	29.51	1.79
Net realized gain (loss) on investments	(0.01)	–
Net unrealized appreciation (depreciation) on investments	1.37	0.25

Net increase (decrease) in Members’ Capital resulting from operations	$30.87	$2.04

Net increase in Members’ Capital resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Additionally, 2017 was the first full year of operations. As a result, comparisons may not be meaningful.

Investment Income

	For the Year Ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
	($ in millions)
Interest	$52.68	$5.64
Dividend income	0.02	0.02
Other income	0.84	0.13

Total investment income	$53.54	$5.79

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $5.64 million for the period from June 9, 2016 (inception) to December 31, 2016 to $52.68 million for the year ended December 31, 2017, primarily due to an increase in recurring interest income, which resulted primarily from an increase in the size of our portfolio during our first full year of operations, and an increase in non-recurring prepayment premiums. The amortized cost of the portfolio increased from $199.18 million as of December 31, 2016 to $873.99 million as of December 31, 2017. Included in interest for the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016 is $0.70 million and $0 million, respectively, in prepayment premiums and $0.59 million and $0 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Expenses

	For the Year Ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
	($ in millions)
Interest and other debt expenses	$10.10	$0.88
Management fees	4.80	1.31
Incentive fees	5.86	–
Offering costs	0.95	0.87
Professional fees	1.18	0.55
Administration, custodian and transfer agent fees	0.62	0.17
Directors’ fees	0.14	0.16
Organization costs	–	0.37
Other expenses	0.38	0.08

Total expenses	$24.03	$4.39
Management fees waiver	$–	$(0.39)

Net expenses	$24.03	$4.00

Interest and other debt expenses

Interest and other debt expense increased from $0.88 million for the period from June 9, 2016 (inception) to December 31, 2016 to $10.10 million for the year ended December 31, 2017. This was primarily due to an increase in the average aggregate daily borrowings from $14.77 million to $195.70 million, which was driven by an increase in the size of our portfolio during our first full year of operations.

Management Fees and Incentive Fees

Management Fees increased from $1.31 million for the period from June 9, 2016 (inception) to December 31, 2016 to $4.80 million for the year ended December 31, 2017 as a result of an increase in the size of our portfolio during our first full year of operations, which led to an increase in net assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. The accrual for Incentive Fees increased from $0 million for the period from June 9, 2016 (inception) to December 31, 2016 to $5.86 million for the year ended December 31, 2017 as a result of an increase in net investment income from an increase in the size of our portfolio during our first full year of operations.

Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses increased from $0.55 million and $0.41 million, respectively, for the period from June 9, 2016 (inception) to December 31, 2016 to $1.18 million and $1.14 million, respectively, for the year ended December 31, 2017 due to an increase in the size of the portfolio during our first full year of operations and an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies for the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016 consisted of the following:

	For the Year Ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
	($ in millions)
Continuum Managed Services, LLC	$(0.01)	$–
Other, net	–	–

Net realized gain (loss)	$(0.01)	$–

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net unrealized appreciation (depreciation) on investments for the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016 were as follows:

	For the Year Ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
	($ in millions)
Unrealized appreciation	$3.03	$0.40
Unrealized depreciation	(1.66)	(0.15)

Net change in unrealized appreciation (depreciation) on investments	$1.37	$0.25

The change in unrealized appreciation (depreciation) on investments for the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016 consisted of the following:

	For the Year Ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
	($ in millions)
Portfolio Company:
Clinical Supplies Management Holdings, Inc.	$0.07	$(0.04)
Country Fresh Holdings, LLC	(0.15)	–
Datacor Holdings, Inc.	0.32	(0.01)
DuBois Chemicals, Inc.	0.22	–
Global Healthcare Exchange, LLC	(0.37)	0.36
Intelligent Document Solutions, Inc.	0.16	–
National Spine and Pain Centers, LLC	(0.11)	–
Odyssey Logistics & Technology Corporation	0.40	–
PPC Industries, Inc.	0.09	–
Procare Software, LLC	0.49	(0.02)
Recipe Acquisition Corp.	0.17	0.03
Yasso, Inc.	(0.72)	–
You Fit, LLC	0.26	–
Zep, Inc.	0.60	–
Other, net(1)	(0.06)	(0.07)

Total	$1.37	$0.25

(1)

For the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016, other, net includes gross unrealized appreciation of $0.25 million and $0 million, respectively, and gross unrealized depreciation of $0.31 million and $0.07 million, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our unitholders, we may enter into credit facilities in addition to our Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, under current law and with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of December 31, 2017 and December 31, 2016, our asset coverage ratio was 2.27 to 1 and 2.61 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of December 31, 2017, we had cash of approximately $8.22 million, an increase of $4.36 million from December 31, 2016. In addition, as of December 31, 2017, we had an investment in a money market fund managed by an affiliate of Group Inc. of $1.31 million. Cash used by operating activities for the year ended December 31, 2017 was approximately $502.88 million, primarily driven by net purchases of investments of $672.34 million, offset by other operating activities of $1.59 million, net sales of investments in the affiliated money market fund of $137.00 million and an increase in Members’ Capital resulting from operations of $30.87 million. Cash provided by financing activities for the year ended December 31, 2017 was approximately $507.24 million, primarily driven by proceeds from the issuance of common Units of $283.45 million and net borrowings on debt of $253.50 million, partially offset by distributions paid of $25.05 million and other financing activities of $4.66 million.

As of December 31, 2016, we had cash of approximately $3.86 million. In addition, as of December 31, 2016, we had an investment in a money market fund managed by an affiliate of Group Inc. of $138.31 million. Cash used by operating activities for the period from June 9, 2016 (inception) to December 31, 2016 was approximately $333.33 million, primarily driven by purchases of investments of $199.01 million, net purchase of investments in the affiliated money market fund of $138.31 million and an increase in Members’ Capital resulting from operations of $2.04 million, in addition to proceeds from other operating activities of $1.95 million. Cash provided by financing activities for the period from June 9, 2016 (inception) to December 31, 2016 was approximately $337.20 million, primarily driven by proceeds from the issuance of common Units of $210.40 million and net borrowings on debt of $130.00 million, partially offset by other financing activities of $3.20 million.

To the extent permissible under the risk retention rules and applicable provisions of the Investment Company Act, we may raise capital by securitizing certain of our investments, including through the formation of one or more collateralized loan obligations or asset based facilities, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. We may also pursue other forms of debt financing, including potentially from the Small Business Administration through a future SBIC subsidiary.

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

As of December 31, 2017 and December 31, 2016, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2017			December 31, 2016
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$603.59	45%	$1,001.88	$791.49	21%

The following table summarizes the total Units issued and proceeds received related to capital drawdowns for the year ended December 31, 2017:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
April 27, 2017	203,758	$20.01
April 28, 2017	535	0.05
May 26, 2017	444,153	43.90
June 29, 2017	441,837	43.90
August 21, 2017	557,806	54.87
September 28, 2017	332,027	32.92
October 30, 2017	900,334	87.79

Total capital drawdowns	2,880,450	$283.44

The following table summarizes the total Units issued and proceeds received related to capital drawdowns for the period from June 9, 2016 (inception) to December 31, 2016:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
July 14, 2016	310,360	$31.04
July 15, 2016	4,000	0.40
August 23, 2016	160,219	15.72
September 15, 2016	1,206,924	117.88
November 28, 2016	461,475	45.36

Total capital drawdowns	2,142,978	$210.40

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average net asset value and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party.

The following table shows our contractual obligations as of December 31, 2017:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
BoA Revolving Credit Facility	$223.50	$223.50	$–	$–	$–
JPM Revolving Credit Facility	$160.00	$–	$–	$160.00	$–

BoA Revolving Credit Facility

We entered into the BoA Revolving Credit Facility on July 18, 2016 with Bank of America, N.A. as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender.

On March 3, 2017, we amended the BoA Revolving Credit Facility to, among other things:

•	temporarily increase the maximum committed principal amount of the BoA Revolving Credit Facility by $100.00 million to $350.00 million, which temporary increase expired on December 29, 2017; and

•

increase the interest rate on obligations under the BoA Revolving Credit Facility to either (1) the prevailing LIBOR for one, two, three or six months plus 3.00% per annum (increased from 2.25% per annum) or (2) an alternate base rate (the greater of the prime rate of such commercial bank, the federal funds rate plus 0.50%, and LIBOR plus 1.00%) plus 2.00% per annum (increased from 1.25% per annum).

The maximum principal amount of the BoA Revolving Credit Facility was $250.00 million as of December 31, 2017, of which $223.50 million was drawn as of December 31, 2017, subject to availability under the “Borrowing Base.” The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. We have the ability to increase the maximum principal amount of the BoA Revolving Credit Facility up to $750.00 million, subject to increasing commitments of existing lenders and/or obtaining commitments of new lenders and certain other conditions. The BoA Revolving Credit Facility will mature on July 17, 2018, subject to extension with the consent of the Administrative Agent and the extending lenders, and certain other conditions.

We have the ability to elect either LIBOR or the alternative base rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. We pay a 0.25% annualized fee on a quarterly basis on committed but undrawn amounts under the BoA Revolving Credit Facility.

Amounts drawn under the BoA Revolving Credit Facility may be prepaid at any time without premium or penalty, subject to applicable breakage costs. Loans are subject to mandatory prepayment for amounts exceeding the Borrowing Base or the lenders’ aggregate commitment and to the extent required to comply with the Investment Company Act, as applied to BDCs. Transfers of interests in the Company by investors are subject to certain restrictions under the BoA Revolving Credit Facility and may trigger mandatory prepayment obligations.

The BoA Revolving Credit Facility is secured by a perfected first priority security interest in the unfunded capital commitments of our investors (with certain exceptions) and the proceeds thereof, including assignment of the right to make capital calls, receive and apply capital contributions, and enforce remedies and claims related thereto, and a pledge of the collateral account into which capital call proceeds are deposited. Additionally, under the BoA Revolving Credit Facility, the lenders can directly require investors to fund their capital commitments, but lenders cannot seek recourse against a unitholder in excess of such unitholder’s obligation to contribute capital to us.

The BoA Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on certain operations, including without limitation, certain distributions. The BoA Revolving Credit Facility includes customary conditions precedent to draw-down of loans and customary events of default. We are in compliance with these covenants.

JPM Revolving Credit Facility

On November 21, 2017, Goldman Sachs Private Middle Market Credit SPV LLC (“SPV”), our wholly-owned subsidiary, entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, collateral administrator, bank and securities intermediary and we serve as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company also acts as our transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) the three-month LIBOR (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 3.50% per annum. SPV will also pay a commitment fee of 1.00% per annum (or 0.50% per annum during the first nine months from the date the JPM Revolving Credit Facility was entered into) on the average daily unused amount of the financing commitments until the third anniversary of the JPM Revolving Credit Facility.

The JPM Revolving Credit Facility is a multicurrency facility. As of December 31, 2017, the total commitments under the JPM Revolving Credit Facility were $400.00 million, of which $160.00 million was drawn. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fourth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility are non-recourse to us, and our exposure under the JPM Revolving Credit Facility is limited to the value of our investment in SPV.

In connection with the JPM Revolving Credit Facility, SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if we are no longer the portfolio manager of SPV. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Revolving Credit Facility immediately due and payable.

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable CFTC regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to the BDC CFTC No-Action Letter with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the BDC CFTC No-Action Letter imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter. As of December 31, 2017, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2017, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of December 31, 2017 and 2016, our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	December 31, 2017	December 31, 2016
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$29.94	$10.64
Second Lien/Senior Secured Debt	5.80	–

Total	$35.74	$10.64

As of December 31, 2017, we had aggregate Commitments and undrawn Commitments from investors as follows:

	December 31, 2017
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$603.59	45%

RECENT DEVELOPMENTS

On February 13, 2018, the Company delivered a capital drawdown notice to its investors relating to the sale of 335,966 common Units for an aggregate offering price of approximately $32.92 million. The common Units were issued on February 21, 2018.

On February 21, 2018, Janet Clark notified us that she intends to resign as our director upon our Board of Directors’ selection of a replacement for her. Ms. Clark’s decision to resign is not the result of any disagreement with us.

On February 21, 2018, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per unit, including net investment income (if positive), for the period January 1, 2018 through March 31, 2018, payable on or about April 25, 2018 to Unitholders of record as of March 30, 2018.

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

Valuation of Portfolio Investments

As a BDC, we conduct the valuation of our assets, pursuant to which our NAV is determined, consistent with GAAP and the Investment Company Act. Our Board of Directors, with the assistance of our Audit Committee, determines the fair value of our assets within the meaning of the Investment Company Act, on at least a quarterly basis, in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”).

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

We may also invest in newly-issued debt securities that are sold by issuers with an OID to par value of 1% to 3%, although we do not expect OID securities to comprise a material portion of our portfolio. To the extent we purchase new issues with OID, the discounts will be accreted over the life of the securities, as required under GAAP. Loan origination fees, OID and market discounts or premiums are capitalized, and we accrete or amortize such amounts into income over the life of the loan. We record contractual prepayment premiums on loans and debt securities as interest income.

Non-Accrual Status

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, principal and interest payments are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2017 and December 31, 2016, we had no investments on non-accrual status.

Distribution Policy

We intend to pay quarterly distributions to our Unitholders out of assets legally available for distribution. Future quarterly distributions, if any, will be determined by our Board of Directors. All distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare distributions in future periods.

We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2016. To qualify and maintain our status as a RIC, we must, among other things, timely distribute to our Unitholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our Unitholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. The distributions we pay to our Unitholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to Unitholders after the end of the calendar year. Unitholders should read carefully any written disclosure regarding a distribution from us and should not assume that the source of any distribution is our net ordinary income or capital gains.

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

As of December 31, 2017 and 2016, on a fair value basis, approximately 2.0% and 8.7%, respectively, of our performing debt investments (including income-producing preferred stock) bore interest at a fixed rate and approximately 98.0% and 91.3%, respectively, of our performing debt investments bore interest at a floating rate.    Our borrowings under the Revolving Credit Facilities bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2017 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2017 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$22.93	$(10.74)	$12.19
Up 200 basis points	15.29	(7.16)	8.13
Up 100 basis points	7.64	(3.58)	4.06
Up 75 basis points	5.73	(2.68)	3.05
Up 50 basis points	3.82	(1.79)	2.03
Up 25 basis points	1.91	(0.89)	1.02
Down 25 basis points	(1.91)	0.89	(1.02)
Down 50 basis points	(3.82)	1.79	(2.03)
Down 75 basis points	(4.88)	2.68	(2.20)
Down 100 basis points	(4.91)	3.58	(1.33)
Down 200 basis points	(4.91)	5.60	0.69
Down 300 basis points	(4.91)	5.60	0.69

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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	75

Consolidated Statements of Financial Condition as of December 31, 2017 and 2016	76

Consolidated Statements of Operations for the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016	77

Consolidated Statements of Changes in Members’ Capital for the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016	78

Consolidated Statements of Cash Flows for the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016	79

Consolidated Schedules of Investments as of December 31, 2017 and 2016	80

Notes to Consolidated Financial Statements	85

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders of Goldman Sachs Private Middle Market Credit LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of Goldman Sachs Private Middle Market Credit LLC and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in members’ capital and cash flows for the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations, changes in their members’ capital and their cash flows for the year ended December 31, 2017 and the period from June 9, 2016 (inception) to December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of investments owned as of December 31, 2017 and 2016 by correspondence with the custodian, transfer agent and brokers; when replies were not received from brokers, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 22, 2018

We have served as the auditor of one or more companies in

the following group of business development companies

since 2012 - Goldman Sachs Private Middle Market Credit LLC,

Goldman Sachs Middle Market Lending Corp.,

and Goldman Sachs BDC, Inc.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	December 31, 2017	December 31, 2016
Assets
Investments, at fair value
Non-controlled/non-affiliated investments, at fair value (cost of $873,989 and $199,182, respectively)	$875,610	$199,436
Investments in affiliated money market fund (cost of $1,313 and $138,311, respectively)	1,313	138,311
Cash	8,220	3,863
Interest and dividends receivable from non-controlled/non-affiliated investments	5,189	645
Deferred financing costs	5,015	1,351
Deferred offering costs	–	859
Other assets	2	–

Total assets	$895,349	$344,465

Liabilities
Debt	$383,500	$130,000
Interest and other debt expenses payable	2,014	188
Management fees payable	1,675	698
Incentive fees payable	5,864	–
Distribution payable	14,194	2,998
Accrued offering costs	–	285
Accrued organization costs	–	115
Directors’ fees payable	5	–
Accrued expenses and other liabilities	591	740

Total liabilities	$407,843	$135,024

Commitments and Contingencies (Note 7)

Members’ Capital
Preferred units (0 units issued and outstanding)	$–	$–
Common units (5,023,428 and 2,142,978 units issued and outstanding as of December 31, 2017 and December 31, 2016, respectively)	492,016	209,521
Accumulated net realized gain (loss)	69	–
Accumulated undistributed (distributions in excess of ) net investment income (loss)	(6,200)	(334)
Net unrealized appreciation (depreciation) on investments	1,621	254

TOTAL MEMBERS’ CAPITAL	$487,506	$209,441

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$895,349	$344,465

Net asset value per unit	$97.05	$97.73

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

	For the year ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$52,681	$5,637
Other income	843	131

Total investment income from non-controlled/non-affiliated investments	53,524	5,768
From non-controlled affiliated investments:
Dividend income	18	25

Total investment income from non-controlled affiliated investments	18	25

Total investment income	$53,542	$5,793

Expenses:
Interest and other debt expenses	$10,099	$880
Management fees	4,803	1,309
Incentive fees	5,864	–
Offering costs	949	873
Professional fees	1,179	548
Administration, custodian and transfer agent fees	619	174
Directors’ fees	139	160
Organization costs	–	371
Other expenses	380	79

Total expenses	$24,032	$4,394

Management fees waiver	$–	$(391)

Net expenses	$24,032	$4,003

NET INVESTMENT INCOME (LOSS)	$29,510	$1,790

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(11)	$–
Net change in unrealized appreciation (depreciation) from:
Non controlled/non-affiliated investments	1,367	254

Net realized and unrealized gains (losses)	$1,356	$254

NET INCREASE (DECREASE) IN MEMBERS’ CAPITAL RESULTING FROM OPERATIONS	$30,866	$2,044

Net investment income (loss) per unit (basic and diluted)	$9.16	$1.67
Earnings (loss) per unit (basic and diluted)	$9.58	$1.91
Weighted average units outstanding	3,220,281	1,071,739

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

	For the year ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
Increase (decrease) in Members’ Capital resulting from operations:
Net investment income (loss)	$29,510	$1,790
Net realized gain (loss) on investments	(11)	–
Net change in unrealized appreciation (depreciation) on investments	1,367	254

Net increase (decrease) in Members’ Capital resulting from operations	$30,866	$2,044

Distributions to unitholders from:
Net investment income	$(36,250)	$(2,998)

Total distributions to unitholders	$(36,250)	$(2,998)

Capital transactions:
Issuance of units (2,880,450 and 2,142,978 units, respectively)	$283,449	$210,395

Net increase in Members’ Capital resulting from capital transactions	$283,449	$210,395

TOTAL INCREASE (DECREASE) IN MEMBERS’ CAPITAL	$278,065	$209,441

Members’ Capital at beginning of period	$209,441	$–

Members’ Capital at end of period	$487,506	$209,441

Accumulated undistributed (distributions in excess of) net investment income (loss)	$(6,200)	$(334)

Distributions declared per unit	$9.67	$1.40

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

	For the year ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations:	$30,866	$2,044
Adjustments to reconcile net increase (decrease) in Members’ Capital resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(735,321)	(199,011)
Payment-in-kind	(451)	–
Investments in affiliated money market fund, net	136,998	(138,311)
Proceeds from sales of investments and principal repayments	62,982	–
Net realized (gain) loss on investments	11	–
Net change in unrealized (appreciation) depreciation on investments	(1,367)	(254)
Amortization of premium and accretion of discount, net	(2,028)	(171)
Amortization of deferred financing costs	1,275	400
Amortization of deferred offering costs	949	873
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(4,544)	(645)
(Increase) decrease in other assets	(2)	–
Increase (decrease) in interest and other debt expenses payable	1,166	188
Increase (decrease) in management fees payable	977	698
Increase (decrease) in incentive fees payable	5,864	–
Increase (decrease) in accrued organization costs	(115)	115
Increase (decrease) in directors’ fees payable	5	–
Increase (decrease) in accrued expenses and other liabilities	(149)	740

Net cash provided by (used for) operating activities	$(502,884)	$(333,334)

Cash flows from financing activities:
Proceeds from issuance of common units	$283,449	$210,395
Offering costs paid	(375)	(1,447)
Distributions paid	(25,054)	–
Financing costs paid	(4,279)	(1,751)
Borrowings on debt	823,500	267,500
Repayments of debt	(570,000)	(137,500)

Net cash provided by (used for) financing activities	$507,241	$337,197

Net increase (decrease) in cash	4,357	3,863
Cash, beginning of period	3,863	–

Cash, end of period	$8,220	$3,863

Supplemental and non-cash financing activities
Interest expense paid	$7,179	$174
Accrued but unpaid deferred financing and debt issuance costs	$660	$–
Accrued but unpaid offering costs	$–	$285
Accrued but unpaid distributions	$14,194	$2,998

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2017

(in thousands, except unit and per unit amounts)

Portfolio Company	Industry	Interest(+)	Maturity	Par Amount	Cost	Fair Value
Investments at Fair Value – 179.61% #
Corporate Debt – 178.25%
1st Lien/Senior Secured Debt – 58.51%
Bullhorn, Inc.(1)	Internet Software & Services	8.20% (L + 6.75%; 1.00% Floor)	11/21/2022	$18,421	$18,235	$18,230
Bullhorn, Inc.(1) (2)	Internet Software & Services	8.20% (L + 6.75%; 1.00% Floor)	11/21/2022	952	70	70
Bullhorn, Inc.(1) (2) (3)	Internet Software & Services	(L + 6.75%; 1.00% Floor)	11/21/2022	6,352	(31)	(32)
Clinical Supplies Management Holdings, Inc.(4) (5)	Containers & Packaging	9.23% (L + 7.75%; 1.00% Floor)	10/12/2021	18,672	18,365	18,392
Clinical Supplies Management Holdings, Inc.(4) (5)	Containers & Packaging	9.11% (L + 7.75%; 1.00% Floor)	10/12/2021	5,247	5,162	5,168
Clinical Supplies Management Holdings, Inc.(2) (3) (4) (5)	Containers & Packaging	(L + 7.75%; 1.00% Floor)	10/12/2021	2,000	(31)	(30)
Continuum Managed Services LLC(1) (4) (5)	IT Services	10.32% (L + 8.75%; 1.00% Floor)	06/08/2023	31,691	30,878	30,898
Continuum Managed Services LLC(1) (2) (3) (4) (5)	IT Services	(L + 8.75%; 1.00% Floor)	06/08/2023	2,658	(65)	(66)
Continuum Managed Services LLC(1) (2) (3) (4) (5)	IT Services	(L + 8.75%; 1.00% Floor)	06/08/2022	3,280	(81)	(82)
Dade Paper & Bag, LLC(1) (4) (5)	Distributors	8.93% (L + 7.50%; 1.00% Floor)	06/10/2024	16,318	16,010	16,032
Datacor Holdings, Inc.(4) (5)	Chemicals	9.50%	08/12/2022	14,000	13,770	13,790
Datto, Inc.(1) (4)	IT Services	9.41% (L + 8.00%; 1.00% Floor)	12/07/2022	53,640	52,580	52,567
Datto, Inc.(1) (2) (3) (4)	IT Services	(L + 8.00%; 1.00% Floor)	12/07/2022	3,610	(71)	(72)
FWR Holding Corporation(4) (5)	Hotels, Restaurants & Leisure	7.66% (L + 6.00%; 1.00% Floor)	08/21/2023	13,637	13,312	13,296
FWR Holding Corporation(2) (4) (5)	Hotels, Restaurants & Leisure	7.60% (L + 6.00%; 1.00% Floor)	08/21/2023	4,410	601	595
FWR Holding Corporation(2) (4) (5)	Hotels, Restaurants & Leisure	7.57% (L + 6.00%; 1.00% Floor)	08/21/2023	1,764	178	176
Lithium Technologies, Inc.(1) (4)	Internet Software & Services	9.39% (L + 8.00%; 1.00% Floor)	10/03/2022	31,800	31,109	31,085
Lithium Technologies, Inc.(1) (2) (3) (4)	Internet Software & Services	(L + 8.00%; 1.00% Floor)	10/03/2022	2,327	(50)	(52)
Netvoyage Corporation(1) (4) (5)	Software	11.07% (L + 9.50%; 1.00% Floor)	03/24/2022	12,527	12,306	12,308
Netvoyage Corporation(1) (2) (3) (4) (5)	Software	(L + 9.50%; 1.00% Floor)	03/24/2022	1,044	(18)	(18)
SF Home Décor, LLC(1) (4) (5)	Household Products	11.20% (L + 9.50%; 1.00% Floor)	07/13/2022	30,810	29,946	29,886
Xactly Corporation(1) (4) (5)	Internet Software & Services	8.82% (L + 7.25%; 1.00% Floor)	07/29/2022	29,800	29,242	29,204
Xactly Corporation(1) (2) (3) (4) (5)	Internet Software & Services	(L + 7.25%; 1.00% Floor)	07/29/2022	2,554	(47)	(51)
Yasso, Inc.(1) (4) (5)	Food Products	9.44% (L + 7.75%; 1.00% Floor)	03/23/2022	14,391	14,139	13,960

Total 1st Lien/Senior Secured Debt					285,509	285,254
1st Lien/Last-Out Unitranche (6) – 23.17%
Intelligent Document Solutions, Inc.(1) (4) (5)	Diversified Financial Services	9.95% (L + 8.25%; 1.00% Floor)	08/31/2022	17,900	17,475	17,632
myON, LLC(1) (4) (5)	Internet Software & Services	10.07% (L + 8.50%; 1.00% Floor)	02/17/2022	11,300	11,104	11,102
Smarsh, Inc.(1) (4) (5)	Software	9.45% (L + 7.88%; 1.00% Floor)	03/31/2021	26,069	25,664	25,678
Vantage Mobility International, LLC(4) (5)	Health Care Equipment & Supplies	9.32% (L + 7.75%; 1.00% Floor)	09/09/2021	25,111	24,712	24,734
You Fit, LLC(4) (5)	Diversified Consumer Services	8.44% (L + 6.75%; 1.00% Floor)	01/04/2022	34,500	33,551	33,810

Total 1st Lien/Last-Out Unitranche					112,506	112,956
2nd Lien/Senior Secured Debt – 95.79%
American Dental Partners, Inc.(1) (4) (5)	Health Care Providers & Services	10.19% (L + 8.50%; 1.00% Floor)	09/25/2023	13,600	13,292	13,294
Association Member Benefits Advisors, LLC(4) (5)	Insurance	10.31% (L + 8.75%; 1.00% Floor)	06/08/2023	28,000	27,507	27,510
Country Fresh Holdings, LLC(1) (4) (5)	Food Products	10.11% (L + 8.75%; 1.00% Floor)	10/02/2023	13,800	13,538	13,386
DuBois Chemicals, Inc.(1) (4) (5)	Chemicals	9.49% (L + 8.00%; 1.00% Floor)	03/15/2025	20,000	19,579	19,800
ERC Finance, LLC(1) (4) (5)	Health Care Providers & Services	9.58% (L + 8.22%; 1.00% Floor)	09/21/2025	29,800	29,144	29,129
Granicus, Inc.(4) (5)	Software	10.52% (L + 9.00%; 1.00% Floor)	09/07/2023	25,500	25,057	25,054
ICP Industrial, Inc.(1)	Chemicals	9.62% (L + 8.25%; 1.00% Floor)	05/03/2024	24,900	24,289	24,277
ICP Industrial, Inc.(1) (2) (3)	Chemicals	(L + 8.25%; 1.00% Floor)	05/03/2024	5,800	(142)	(145)
Institutional Shareholder Services Inc.(1) (4)	Diversified Financial Services	9.11% (L + 7.75%; 1.00% Floor)	10/16/2025	7,700	7,662	7,719
Intelligent Medical Objects, Inc.(1) (4)	Health Care Technology	10.16% (L + 8.50%; 1.00% Floor)	12/22/2024	18,500	18,039	18,038
Market Track, LLC(1) (4) (5)	Internet Catalog & Retail	9.10% (L + 7.75%; 1.00% Floor)	06/05/2025	32,800	31,863	31,816

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2017 (continued)

(in thousands, except unit and per unit amounts)

Portfolio Company	Industry	Interest(+)	Maturity	Par Amount	Cost	Fair Value
National Spine and Pain Centers, LLC(1) (4) (5)	Health Care Providers & Services	9.94% (L + 8.25%; 1.00% Floor)	12/02/2024	$28,500	$27,690	$27,716
Oasis Outsourcing Holdings, Inc.(1) (4) (5)	Diversified Financial Services	8.82% (L + 7.25%; 1.00% Floor)	07/01/2024	33,580	33,101	33,076
Odyssey Logistics & Technology Corporation(1) (4)	Road & Rail	9.57% (L + 8.00%; 1.00% Floor)	10/12/2025	20,300	19,801	20,199
PPC Industries Inc.(1) (4)	Containers & Packaging	9.33% (L + 8.00%; 1.00% Floor)	05/08/2025	13,300	13,175	13,267
Procare Software, LLC(4) (5)	Diversified Financial Services	10.44% (L + 8.75%; 1.00% Floor)	09/30/2022	35,000	34,355	34,825
Recipe Acquisition Corp.(4) (5)	Food Products	10.69% (L + 9.00%; 1.00% Floor)	12/01/2022	20,000	19,683	19,700
Regulatory DataCorp, Inc.(4) (5)	Diversified Financial Services	10.57% (L + 9.00%; 1.00% Floor)	09/21/2023	15,000	14,739	14,775
SMB Shipping Logistics, LLC(1) (4) (5)	Air Freight & Logistics	10.20% (L + 8.75%; 1.00% Floor)	02/03/2025	20,000	19,723	19,700
Xcellence, Inc.(1) (4)	IT Services	10.41% (L + 8.75%; 1.00% Floor)	06/22/2024	16,500	16,089	16,088
Young Innovations, Inc.(1)	Health Care Equipment & Supplies	9.44% (L + 7.75%; 1.00% Floor)	11/07/2025	23,000	22,320	22,310
Zep Inc.(1) (4)	Chemicals	9.63% (L + 8.25%; 1.00% Floor)	08/11/2025	35,700	34,830	35,432

Total 2nd Lien/Senior Secured Debt					465,334	466,966
Unsecured Debt – 0.78%
Recipe Acquisition Corp.(5)	Food Products	13.25% PIK	12/21/2022	3,851	3,790	3,783

Total Unsecured Debt					3,790	3,783

Total Corporate Debt					867,139	868,959

Portfolio Company	Industry		Coupon	Shares	Cost	Fair Value
Preferred Stock – 0.61%
Datacor Holdings, Inc.(5) (7) (8)	Chemicals		7.00% PIK	1,000,000	$1,000	$1,290
Recipe Acquisition Corp.(5) (7)	Food Products		11.00% PIK	1,600	1,496	1,689

Total Preferred Stock					2,496	2,979

Common Stock – 0.73%
Continuum Managed Services LLC – Class A(1) (5) (7)	IT Services			1,079	1,079	1,079
Continuum Managed Services LLC – Class B(1) (5) (7)	IT Services			731,623	11	11
myON, LLC(1) (5) (7)	Internet Software & Services			24,131	900	900
National Spine and Pain Centers, LLC(1) (5) (7)	Health Care Providers & Services			900	900	765
Yasso, Inc.(1) (5) (7)	Food Products			1,360	1,360	818

Total Common Stock					4,250	3,573

Portfolio Company	Industry			Units	Cost	Fair Value
Warrants – 0.02%
Recipe Acquisition Corp.(5)	Food Products			44	$104	$99

Total Warrants					104	99

			Yield	Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund – 0.27% #
Goldman Sachs Financial Square Government Fund – Institutional Shares(10)			1.21%(9)	1,312,925	$1,313	$1,313

Total Investments in Affiliated Money Market Fund					1,313	1,313

TOTAL INVESTMENTS – 179.88%					$875,302	$ 876,923

LIABILITIES IN EXCESS OF OTHER ASSETS – (79.88%)						$(389,417)

MEMBERS’ CAPITAL – 100.00%						$487,506

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2017 (continued)

(in thousands, except unit and per unit amounts)

(+)

Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting date. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2017. As of December 31, 2017, rates for the 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L were 2.11%, 1.84%, 1.69%, 1.62%, 1.56% and 1.48%, respectively. As of December 31, 2017, P was 4.50%.

#	Percentages are based on members’ capital.
(1)

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

(4)	Assets are pledged as collateral for the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”). See Note 6 “Debt”.
(5)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(6)	In exchange for the greater risk of loss, the “last-out” portion of the Company’s unitranche loan investment generally earns a higher interest rate than the “first-out” portions.
(7)	Non-income producing security.
(8)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2017 the aggregate fair value of non-qualifying assets is $1,290 or 0.14% of the Company’s total assets.

(9)	The rate shown is the annualized seven-day yield as of December 31, 2017.
(10)	A portion of the assets are pledged as collateral for the JPM Revolving Credit Facility. See Note 6 “Debt”.

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2016

(in thousands, except unit and per unit amounts)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
Investments at Fair Value – 95.22%#
Corporate Debt – 93.98%
1st Lien/Senior Secured Debt – 20.79%
Clinical Supplies Management Holdings, Inc.(++)	Containers & Packaging	L + 7.75% (1.00% Floor)	10/12/2021	$5,300	$5,198	$5,194
Clinical Supplies Management Holdings, Inc.(+) (2)	Containers & Packaging	L + 7.75% (1.00% Floor)	10/12/2021	14,000	5,112	5,080
Clinical Supplies Management Holdings, Inc.(2) (3)	Containers & Packaging	L + 7.75% (1.00% Floor)	10/12/2021	2,000	(38)	(40)
Datacor Holdings, Inc.	Chemicals	9.50%	08/12/2022	14,000	13,734	13,720
Greenskies Renewable Energy, LLC(++)	Construction & Engineering	L + 9.00% (0.50% Floor)	08/19/2021	20,000	19,623	19,600

Total 1st Lien/Senior Secured Debt					43,629	43,554
1st Lien/Last-Out Unitranche (4) – 11.23%
Vantage Mobility International, LLC(+)	Health Care Equipment & Supplies	L + 7.75% (1.00% Floor)	09/09/2021	24,000	23,544	23,520

Total 1st Lien/Last-Out Unitranche					23,544	23,520
2nd Lien/Senior Secured Debt – 60.37%
Association Member Benefits Advisors, LLC(++)	Insurance	L + 8.75% (1.00% Floor)	06/08/2023	28,000	27,445	27,440
Global Healthcare Exchange, LLC(+)	Health Care Technology	L + 8.75% (1.00% Floor)	08/14/2023	15,000	14,782	15,150
Granicus, Inc.(++)	Software	L + 9.00% (1.00% Floor)	09/07/2023	25,500	25,005	24,990
Procare Software, LLC(++)	Diversified Financial Services	L + 8.75% (1.00% Floor)	09/30/2022	25,000	24,515	24,500
Recipe Acquisition Corp.(++)	Food Products	L + 9.00% (1.00% Floor)	12/01/2022	20,000	19,620	19,650
Regulatory DataCorp, Inc.(++)	Diversified Financial Services	L + 9.00% (1.00% Floor)	09/21/2023	15,000	14,709	14,700

Total 2nd Lien/Senior Secured Debt					126,076	126,430
Unsecured Debt – 1.59%
Recipe Acquisition Corp.	Food Products	13.25% PIK	12/21/2022	3,400	3,333	3,332

Total Unsecured Debt					3,333	3,332

Total Corporate Debt					196,582	196,836

Portfolio Company	Industry		Coupon	Shares	Cost	Fair Value
Preferred Stock – 1.19%
Datacor Holdings, Inc.(5) (6)	Chemicals			1,000,000	$1,000	$1,000
Recipe Acquisition Corp.(5)	Food Products		11.00% PIK	1,600	1,496	1,500

Total Preferred Stock					2,496	2,500

Portfolio Company	Industry			Units	Cost	Fair Value
Warrants – 0.05%
Recipe Acquisition Corp. (5)	Food Products			44	$104	$100

Total Warrants					104	100

			Yield	Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund – 66.04%#
Goldman Sachs Financial Square Government Fund			0.45%(1)	138,311,004	$138,311	$138,311

Total Investments in Affiliated Money Market Fund					138,311	138,311

TOTAL INVESTMENTS – 161.26%					$337,493	$337,747

LIABILITIES IN EXCESS OF OTHER ASSETS – (61.26%)						$(128,306)

MEMBERS’ CAPITAL — 100.00%						$209,441

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiaries, My-On PMMC Blocker, LLC and Goldman Sachs Private Middle Market Credit SPV LLC (“SPV”). All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company records its investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016, the Company earned $700 and $0, respectively, in prepayment premiums and $585 and $0, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to the Company, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, the Company only receives its allocable portion of such fees when invested in the same portfolio company as another account managed by Investment Adviser.

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

Non-Accrual Investments

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan or debt security has sufficient collateral value and is in the process of collection. As of December 31, 2017 and December 31, 2016, the Company did not have any investments on non-accrual status.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources. In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by the Board of Directors within the meaning of the Investment Company Act. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See Note 5 “Fair Value Measurement”.

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

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2017 and 2016, the Company held $8,220 and $3,863, respectively, in cash.

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

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investment transactions.

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

To maintain its status as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its unitholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to unitholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the year ended December 31, 2017 and for the period June 9, 2016 (inception) to December 31, 2016, the Company accrued excise taxes of $0 and $0, respectively.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of, and amendments to, the JPM Revolving Credit Facility and the revolving credit facility between the Company and Bank of America, N.A. (the “BoA Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”). These costs are amortized using the straight-line method over the term of the Revolving Credit Facilities. Deferred financing costs related to the Revolving Credit Facilities are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.

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

For the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016, Management Fees amounted to $4,803 and $1,309, respectively. For the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016, the Investment Adviser voluntarily agreed to waive $0 and $391 of the Management Fees, respectively. As of December 31, 2017, $1,675 remained payable.

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

For the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016, the Company accrued unvested Incentive Fees of $5,864 and $0, respectively. As of December 31, 2017, $5,864 remained payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016, the Company incurred expenses for services provided by the Administrator and the Custodian of $499 and $145, respectively. As of December 31, 2017, $50 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016, the Company incurred expenses for services provided by the Transfer Agent of $120 and $29, respectively. As of December 31, 2017, $49 remained payable.

Affiliates

The Company’s investments in affiliates for the year ended December 31, 2017 were as follows:

	Fair Value as of December 31, 2016	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/(Losses)	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2017	Dividend, Interest, and PIK Income	Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$138,311	$226,504	$(363,502)	$–	$–	$1,313	$18	$–

Total Non-Controlled Affiliates	$138,311	$226,504	$(363,502)	$–	$–	$1,313	$18	$–

(1)	Fund advised by an affiliate of Goldman Sachs.
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

The Company’s investments in affiliates for the period from June 9, 2016 (inception) to December 31, 2016 were as follows:

	Fair Value as of June 9, 2016 (inception)	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/(Losses)	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2016	Dividend, Interest, and PIK Income	Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$–	$398,443	$(260,132)	$–	$–	$138,311	$25	$–

Total Non-Controlled Affiliates	$–	$398,443	$(260,132)	$–	$–	$138,311	$25	$–

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the U.S. Securities and Exchange Commission (the “SEC”) permitting the Company to do so. On January 4, 2017, the SEC granted GSAM, Goldman Sachs BDC, Inc. (“GS BDC”), Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) and the Company exemptive relief (“Exemptive Relief”) that permits the Company to co-invest with GS BDC, GS MMLC and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, in the future, subject to certain terms and conditions in the Exemptive Relief. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of GS BDC, GS MMLC and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

Due To Affiliates

The Investment Adviser paid certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of December 31, 2017 and December 31, 2016, there were $12 and $230, respectively, included within Accrued expenses and other liabilities, $0 and $285, respectively, included within accrued offering costs, and $0 and $115, respectively, included within organizational costs paid by the Investment Adviser and its affiliates on behalf of the Company.

4.	INVESTMENTS

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $1,313 and $138,311, respectively) consisted of the following:

	December 31, 2017		December 31, 2016
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$285,509	$285,254	$43,629	$43,554
1st Lien/Last-Out Unitranche	112,506	112,956	23,544	23,520
2nd Lien/Senior Secured Debt	465,334	466,966	126,076	126,430
Unsecured Debt	3,790	3,783	3,333	3,332
Preferred Stock	2,496	2,979	2,496	2,500
Common Stock	4,250	3,573	–	–
Warrants	104	99	104	100

Total Investments	$873,989	$875,610	$199,182	$199,436

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	December 31, 2017		December 31, 2016
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Diversified Financial Services	12.3%	22.2%	19.7%	18.7%
IT Services	11.5	20.6	–	–
Chemicals	10.8	19.4	7.4	7.0
Internet Software & Services	10.3	18.6	–	–
Health Care Providers & Services	8.1	14.5	–	–
Software	7.2	12.9	12.5	11.9
Food Products	6.1	11.0	12.3	11.7
Health Care Equipment & Supplies	5.4	9.7	11.8	11.2
Containers & Packaging	4.2	7.6	5.1	4.9
Diversified Consumer Services	3.9	6.9	–	–
Internet Catalog & Retail	3.6	6.5	–	–
Household Products	3.4	6.1	–	–
Insurance	3.1	5.6	13.8	13.1
Road & Rail	2.3	4.1	–	–
Air Freight & Logistics	2.3	4.0	–	–
Health Care Technology	2.1	3.7	7.6	7.3
Distributors	1.8	3.3	–	–
Hotels, Restaurants & Leisure	1.6	2.9	–	–
Construction & Engineering	–	–	9.8	9.4

Total	100.0%	179.6%	100.0%	95.2%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	December 31, 2017	December 31, 2016
United States	100.0%	100.0%

Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of December 31, 2017 and December 31, 2016. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of December 31, 2017(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2017
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$183,458	• Discount Rate	8.9% - 12.3% (10.6%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$112,956	• Discount Rate	10.6% - 11.3% (10.8%)
	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$309,781	• Discount Rate	9.9% - 12.7% (11.3%)
	Unsecured Debt	Discounted cash flows:
	$3,783	• Discount Rate	3.9% - 12.2% (13.6%)
Equity	Preferred Stock	Discounted cash flows:
	$2,979	• Discount Rate	3.9% - 12.2% (11.9%)

Comparable multiples:
		• EV/EBITDA(5)	9.8x - 15.3x (10.0x)
	Common Stock	Comparable multiples:
	$3,573	• EV/Revenue	1.4x - 11.2x (2.7x)

Comparable multiples:
		• EV/EBITDA(5)	8.4x - 15.3x (12.1x)
	Warrants	Comparable multiples:
	$99	• EV/EBITDA(5)	5.7x - 16.7x (13.3x)

(1)

Included within Level 3 Assets of $812,260 is an amount of $195,631 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

(5)	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Level 3 Instruments	Level 3 Assets as of December 31, 2016(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2016
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$33,320	• Discount Rate	9.9% – 11.9% (11.1%)
	1st Lien/Last-Out Unitranche Debt	Discounted cash flows:
	$23,520	• Discount Rate	6.8% – 10.9% (11.2%)
	2nd Lien/Senior Secured	Discounted cash flows:
	$83,840	• Discount Rate	11.7% – 11.9% (11.8%)
Equity	Preferred Stock	Discounted cash flows:
	$1,000	• Discount Rate	7.3% – 10.0% (13.9%)

Comparable multiples:
		• EV/EBITDA(5)	9.4x – 14.7x (10.0x)

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2017 and December 31, 2016. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2017:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$–	$285,254	$285,254
1st Lien/Last-Out Unitranche	–	–	112,956	112,956
2nd Lien/Senior Secured Debt	–	63,350	403,616	466,966
Unsecured Debt	–	–	3,783	3,783
Preferred Stock	–	–	2,979	2,979
Common Stock	–	–	3,573	3,573
Warrants	–	–	99	99
Affiliated Money Market Fund	1,313	–	–	1,313

Total assets	$1,313	$63,350	$812,260	$876,923

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2016:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$–	$43,554	$43,554
1st Lien/Last-Out Unitranche	–	–	23,520	23,520
2nd Lien/Senior Secured Debt	–	–	126,430	126,430
Unsecured Debt	–	–	3,332	3,332
Preferred Stock	–	–	2,500	2,500
Warrants	–	–	100	100
Affiliated Money Market Fund	138,311	–	–	138,311

Total assets	$138,311	$–	$199,436	$337,747

The following is a reconciliation of Level 3 assets for the year ended December 31, 2017:

Level 3	Beginning Balance as of January 1, 2017	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of December 31, 2017
1st Lien/Senior Secured Debt	$43,554	$285,014	$(11)	$(179)	$(43,977)	$853	$–	$–	$285,254
1st Lien/Last-Out Unitranche	23,520	92,609	–	474	(4,005)	358	–	–	112,956
2nd Lien/Senior Secured Debt	126,430	291,186	–	220	(15,000)	780	–	–	403,616
Unsecured Debt	3,332	451	–	(6)	–	6	–	–	3,783
Preferred Stock	2,500	–	–	479	–	–	–	–	2,979
Common Stock	–	4,250	–	(677)	–	–	–	–	3,573
Warrants	100	–	–	(1)	–	–	–	–	99

Total assets	$199,436	$673,510	$(11)	$310	$(62,982)	$1,997	$–	$–	$812,260

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held as of December 31, 2017 totaled $654, consisting of the following: 1st Lien/Senior Secured Debt $(203), 1st Lien/Last-Out Unitranche $474, 2nd Lien/Senior Secured Debt $588, Unsecured Debt $(6), Preferred Stock $479, Common Stock $(677) and Warrants $(1).

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
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at December 31, 2016 totaled $254, consisting of the following: 1st Lien/Senior Secured Debt $(75), 1st Lien/Last-Out Unitranche $(24), 2nd Lien/Senior Secured Debt $354, Unsecured Debt $(1), Preferred Stock $4 and Warrants $(4).

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016, there were no transfers between levels.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2017 and December 31, 2016, approximates its carrying value.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of December 31, 2017 and December 31, 2016, the Company’s outstanding borrowings were $383,500 and $130,000, respectively, and the Company’s asset coverage ratio was 2.27 to 1 and 2.61 to 1, respectively.

The Company’s outstanding debt as of December 31, 2017 and December 31, 2016 was as follows:

	As of
	December 31, 2017				December 31, 2016
	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
BoA Revolving Credit Facility	$250,000	$223,500	$26,500	$223,500	$250,000	$130,000	$120,000	$130,000
JPM Revolving Credit Facility	400,000	160,000	240,000	160,000	–	–	–	–

Total Debt	$650,000	$383,500	$266,500	$383,500	$250,000	$130,000	$120,000	$130,000

The combined weighted average interest rates of the aggregate borrowings outstanding for the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016 were 4.25% and 3.07%, respectively.

BoA Revolving Credit Facility

The Company entered into the BoA Revolving Credit Facility on July 18, 2016 with Bank of America, N.A. as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender.

On March 3, 2017, the Company amended the BoA Revolving Credit Facility to, among other things:

•	temporarily increase the maximum committed principal amount of the BoA Revolving Credit Facility by $100,000 to $350,000,which expired on December 29, 2017; and

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

The maximum principal amount of the BoA Revolving Credit Facility was $250,000 as of December 31, 2017, of which $223,500 was drawn as of December 31, 2017, subject to availability under the “Borrowing Base.” The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The Company has the ability to increase the maximum principal amount of the BoA Revolving Credit Facility up to $750,000 subject to increasing commitments of existing lenders and/or obtaining commitments of new lenders and certain other conditions. The BoA Revolving Credit Facility will mature on July 17, 2018, subject to extension with the consent of the Administrative Agent and the extending lenders, and certain other conditions.

The Company has the ability to elect either LIBOR or the alternative base rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company pays a 0.25% annualized fee on a quarterly basis on committed but undrawn amounts under the BoA Revolving Credit Facility.

Amounts drawn under the BoA Revolving Credit Facility may be prepaid at any time without premium or penalty, subject to applicable breakage costs. Loans are subject to mandatory prepayment for amounts exceeding the Borrowing Base or the lenders’ aggregate commitment and to the extent required to comply with the Investment Company Act, as applied to BDCs. Transfers of interests in the Company by investors are subject to certain restrictions under the BoA Revolving Credit Facility and may trigger mandatory prepayment obligations.

The BoA Revolving Credit Facility is secured by a perfected first priority security interest in the unfunded capital commitments of the Company’s investors (with certain exceptions) and the proceeds thereof, including assignment of the right to make capital calls, receive and apply capital contributions, and enforce remedies and claims related thereto, and a pledge of the collateral account into which capital call proceeds are deposited. Additionally, under the BoA Revolving Credit Facility, the lenders can directly require investors to fund their capital commitments, but lenders cannot seek recourse against a unitholder in excess of such unitholder’s obligation to contribute capital to the Company.

The BoA Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on certain operations, including without limitation certain distributions. The BoA Revolving Credit Facility includes customary conditions precedent to draw-down of loans and customary events of default. The Company is in compliance with these covenants.

Costs of $2,031 were incurred in connection with obtaining and amending the BoA Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the BoA Revolving Credit Facility using the straight-line method. As of December 31, 2017 and December 31, 2016, outstanding deferred financing costs were $486 and $1,351, respectively.

The summary information of the BoA Revolving Credit Facility for the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016 is as follows:

	For the year ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
Borrowing Interest Expense	$7,550	$207
Facility fees	386	273
Amortization of financing costs	1,144	400

Total	$9,080	$880

Weighted average interest rate	4.19%	3.07%
Average outstanding balance	$180,356	$14,772*

*	Average outstanding debt balance was calculated beginning on July 18, 2016, the date on which the Company entered into the BoA Revolving Credit Facility.

JPM Revolving Credit Facility

On November 21, 2017, SPV entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, collateral administrator, bank and securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company also acts as the Company’s transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) the three-month LIBOR (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 3.50% per annum. SPV will also pay a commitment fee of 1.00% per annum (or 0.50% per annum during the first nine months from the date the JPM Revolving Credit Facility was entered into) on the average daily unused amount of the financing commitments until the third anniversary of the JPM Revolving Credit Facility. The JPM Revolving Credit Facility is a multicurrency facility. As of December 31, 2017, the total commitments under the JPM Revolving Credit Facility were $400,000, of which $160,000 was drawn. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fourth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the JPM Revolving Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the JPM Revolving Credit Facility, SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the portfolio manager of SPV. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Revolving Credit Facility immediately due and payable.

Costs of $4,660 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of December 31, 2017, outstanding deferred financing costs were $4,529.

The summary information of the JPM Revolving Credit Facility for the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016 is as follows:

	For the year ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
Borrowing Interest Expense	$772	$–
Facility fees	116	–
Amortization of financing costs	131	–

Total	$1,019	$–

Weighted average interest rate	5.03%	–
Average outstanding balance	$136,585*	$–

*	Average outstanding debt balance was calculated beginning on November 21, 2017, the date on which the Company entered into the JPM Revolving Credit Facility.

7.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of the dates indicated, the Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2017			December 31, 2016
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,097,430	$603,587	45%	$1,001,880	$791,485	21%

Portfolio Company Commitments

The Company may enter into commitments to fund investments. As of December 31, 2017, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of the dates indicated, the Company had the following unfunded commitments by investment types:

	December 31, 2017			December 31, 2016
	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)
1st Lien/Senior Secured Debt
Clinical Supplies Management Holdings, Inc.	–	$–	$–	04/12/2018	$8,640	$(173)
Bullhorn, Inc.	11/21/2018	6,352	(32)	–	–	–
Continuum Managed Services, LLC	06/08/2019	2,658	(66)	–	–	–
FWR Holding Corporation	08/21/2019	3,704	(93)	–	–	–
Clinical Supplies Management Holdings, Inc.	10/12/2021	2,000	(30)	10/12/2021	2,000	(40)
Netvoyage Corporation	03/24/2022	1,044	(18)	–	–	–
Continuum Managed Services, LLC	06/08/2022	3,280	(82)	–	–	–
Xactly Corporation	07/29/2022	2,554	(51)	–	–	–
Lithium Technologies, Inc.	10/03/2022	2,327	(52)	–	–	–
Bullhorn, Inc.	11/21/2022	863	(17)	–	–	–
Datto, Inc.	12/07/2022	3,610	(72)	–	–	–
FWR Holding Corporation	08/21/2023	1,544	(39)	–	–	–

Total 1st Lien/Senior Secured Debt		29,936	(552)		10,640	$ (213)

2nd Lien/Senior Secured Debt

ICP Industrial, Inc.	11/4/2019	5,800	(145)	–	–	–

Total 2nd Lien/Senior Secured Debt		5,800	(145)	–	–	–

Total		$35,736	$(697)		$10,640	$ (213)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	A negative fair value was reflected as investments, at fair value in the Consolidated Statement of Financial Condition. The negative fair value is the result of the capitalized discount on the loan.

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

8.	MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds received related to capital drawdowns for the year ended December 31, 2017.

Unit Issue Date	Units Issued	Proceeds Received
April 27, 2017	203,758	$ 20,013
April 28, 2017	535	53
May 26, 2017	444,153	43,897
June 29, 2017	441,837	43,897
August 21, 2017	557,806	54,872
September 28, 2017	332,027	32,923
October 30, 2017	900,334	87,794

Total capital drawdowns	2,880,450	$ 283,449

The following table summarizes the total Units issued and proceeds received related to capital drawdowns for the period from June 9, 2016 (inception) to December 31, 2016:

Unit Issue Date	Units Issued	Proceeds Received
July 14,2016	310,360	$ 31,036
July 15, 2016	4,000	400
August 23, 2016	160,219	15,718
September 15, 2016	1,206,924	117,885
November 28, 2016	461,475	45,356

Total capital drawdowns	2,142,978	$ 210,395

Distributions

The following table reflects the distributions declared on the Company’s common Units for the year ended December 31, 2017:

Date Declared	Record Date	Payment Date	Amount Per Unit
February 22, 2017	March 31, 2017	April 17, 2017	$ 2.02
May 1, 2017	June 30, 2017	July 26, 2017	$ 2.40
August 1, 2017	September 29, 2017	October 24, 2017	$ 2.42
October 31, 2017	December 29, 2017	January 23, 2018	$ 2.83

The following table reflects the distributions declared on the Company’s common Units for the period from June 9, 2016 (inception) to December 31, 2016:

Date Declared	Record Date	Payment Date	Amount Per Unit
December 7, 2016	December 29, 2016	January 18, 2017	$1.40

9.	EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit for the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016:

	Year Ended December 31, 2017	For The Period From June 9, 2016 (inception) to December 31, 2016
Numerator for basic and diluted earnings per unit—increase in Members’ Capital resulting from operations	$30,866	$2,044
Denominator for basic and diluted earnings per unit—the weighted average Units outstanding	3,220,281	1,071,739
Basic and diluted earnings (loss) per unit	$9.58	$1.91

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

10.	TAX INFORMATION

The tax character of distributions for the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016 were as follows:

	Year Ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
Distributions paid from:
Ordinary Income	$36,250	$2,998
Net Long-Term Capital Gains	$–	$–

Total Taxable Distributions	$36,250	$2,998

As of December 31, 2017 and December 31, 2016, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2017	December 31, 2016
Undistributed Ordinary Income—net	$69	$–
Undistributed Long-Term Capital Gains	$–	$–

Total Undistributed Earnings	$69	$–

Timing Differences (Incentive Fee, Organizational Costs)	$(6,200)	$(334)
Unrealized Earnings (Losses)—net	$1,621	$254

Total Accumulated Earnings (Losses)—net	$(4,510)	$(80)

As of December 31, 2017 and December 31, 2016, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2017	December 31, 2016
Tax cost	$875,302	$337,493
Gross unrealized appreciation	$2,957	$402
Gross unrealized depreciation	$(1,336)	$(148)

Net unrealized investment appreciation on investments	$1,621	$254

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from dividend redesignations, certain non-deductible expenses, and differences in the tax treatment of paydown gains and losses and underlying fund investments and foreign currency transactions.

	December 31, 2017	December 31, 2016
Common Units	$(954)	$(874)
Accumulated undistributed (distributions in excess of) net investment income (loss)	$874	$874
Accumulated net realized gain (loss)	$80	$–

ASC Topic 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current year, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax year remains subject to examination and adjustment by tax authorities.

11. FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016:

	Year Ended December 31, 2017		For the period from June 9, 2016 (inception) to December 31, 2016
Per Unit Data:(1)
NAV, beginning of period	$97.73		$100.00
Net investment income (loss)	9.16		1.67
Net realized and unrealized gains (losses)	(0.17	) (2)	(2.54)

Net increase (decrease) in net assets resulting from operations	8.99		(0.87)

Distributions declared from net investment income(3)	(9.67)		(1.40)

Total increase (decrease) in net assets	(0.68)		(2.27)

NAV, end of period	$97.05		$97.73

Units outstanding, end of period	5,023,428		2,142,978
Weighted average units outstanding	3,220,281		1,071,739
Total return based on NAV(4)	9.20%		(0.87)%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Members’ Capital, end of period	$487,506		$209,441
Ratio of net expenses to average Members’ Capital	7.65%		6.04	% (5)
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	2.56%		4.92	% (5)
Ratio of interest and other debt expenses to average Members’ Capital	3.22%		1.49	% (5)
Ratio of incentive fees to average Members’ Capital	1.87%		–	% (5)
Ratio of total expenses to average Members’ Capital	7.65%		6.41	% (5)
Ratio of net investment income (loss) to average Members’ Capital	9.40%		3.78	% (5)
Average debt outstanding	$195,699		$14,772
Average debt per unit(6)	$60.77		$13.78
Portfolio turnover	12%		–%

(1)	The per unit data was derived by using the weighted average units outstanding during the applicable period.
(2)

For the year ended December 31, 2017, the amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of the distribution.

(3)	The per unit data for distributions declared reflects the actual amount of distributions declared per unit for the applicable period.
(4)	Total return based on NAV is calculated as the change in NAV per unit during the period plus dividends declared per unit, divided by the beginning NAV per unit.
(5)	Annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.
(6)	Average debt per unit is calculated as average debt outstanding divided by the weighted average units outstanding during the applicable period.

12.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following are the quarterly results of operations for each quarter during the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Investment income	$19,870	$14,928	$11,807	$6,937
Total expenses	8,696	6,513	6,221	2,602

Net investment income (loss)	11,174	8,415	5,586	4,335

Net realized and unrealized gains (losses)	677	252	(268)	695

Net increase (decrease) in Members’ Capital resulting from operations	$11,851	$8,667	$5,318	$5,030

Net investment income (loss) per unit (basic and diluted)	$2.36	$2.41	$2.26	$2.02

Earnings (loss) per unit (basic and diluted)	$2.50	$2.48	$2.15	$2.35

Weighted average Units outstanding	4,739,627	3,492,675	2,474,315	2,142,978

	Quarter Ended
	December 31, 2016	September 30, 2016	For the period from June 9, 2016 (inception) to June 30, 2016
Investment income	$4,577	$1,216	$–
Total expenses	2,191	1,865	338
Less: Management fees waiver	–	(391)	–

Net expenses	2,191	1,474	338

Net investment income (loss)	2,386	(258)	(338)

Net realized and unrealized gains (losses)	242	12	–

Net increase (decrease) in Members’ Capital resulting from operations	$2,628	$(246)	$(338)

Net investment income (loss) per unit (basic and diluted)	$1.29	$(0.47)	$(338,063)

Earnings (loss) per unit (basic and diluted)	$1.42	$(0.45)	$(338,063)

Weighted average Units outstanding	1,852,048	547,715	1

The sum of quarterly per Unit amounts may not equal per Unit amounts reported for the year ended December 31, 2017 and the period ended December 31, 2016. This is due to changes in the number of weighted average Units outstanding and the effects of rounding for each period.

13.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Financial Condition date have been evaluated through the date the consolidated financial statements were available to be issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On February 13, 2018, the Company delivered a capital drawdown notice to its investors relating to the sale of 335,966 common Units for an aggregate offering price of approximately $32,923. The common Units were issued on February 21, 2018.

On February 21, 2018, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period January 1, 2018 through March 31, 2018, payable on or about April 25, 2018 to unitholders of record as of March 30, 2018.

Goldman Sachs Private Middle Market Credit LLC—Tax Information (unaudited)

During the year ended December 31, 2017, the Company designated 97.74% of its distributions from net investment income and short-term gains as interest-related dividends and short-term capital gain dividends, pursuant to Section 871(k) of the Internal Revenue Code.

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

b. Remuneration Governance

Group Inc.’s global process for setting variable remuneration (including the requirement to consider risk and compliance issues) applies to employees of the AIFM in the same way as to employees of other entities and in other regions and is subject to oversight by the senior management of the firm in the region.

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

g. Total Remuneration

Staff remuneration for the financial period ending December 31, 2017:

Total remuneration for the financial year ending 31 December 2017 paid by the AIFM to 47 staff in respect of the management of the assets of the Company	US$4,922,066, made up of: • US$1,443,930 fixed remuneration • US$3,478,136 variable remuneration
Which includes:
(a) Remuneration paid by the AIFM to senior management	US$2,071,415
(b) Remuneration paid by the AIFM to other staff members whose actions have a material impact on the risk profile of the Company	US$2,850,651

The remuneration figures above:

1.	relate to the proportion of time spent by those staff on the management of the assets of the Company;
2.	relate to the portion of the year for which the Company was subject to the Directive; and
3.	do not include figures for those staff whose activities may impact the Company but who provide services through other affiliates of the AIFM.

II. Swiss Disclosure

The Company’s offering memorandum or equivalent document, constitutional documents, the annual reports and, where produced by the Company, the semi-annual reports, may be obtained free of charge from the Swiss Representative. In respect of the shares or interests distributed in Switzerland to Qualified Investors, the place of performance and the place of jurisdiction is at the registered office of the Swiss Representative.

Swiss Representative: FIRST INDEPENDENT FUND SERVICES LTD, Klausstrasse 33, CH – 8008 Zurich.

Paying Agent: GOLDMAN SACHS BANK LTD, Claridenstrasse 25, CH-8002 Zurich.

III. Risk Management

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

IV. Material Changes

Article 22 of the Directive requires disclosure of any material changes in the information listed in Article 23 of the Directive.

In respect of the period ended December 31, 2017, there have been no material changes to the information listed in Article 23 of the Directive.

V. Service Provider Not Previously Disclosed

Legal Counsel

Fried, Frank, Harris, Shriver & Jacobson LLP

1 New York Plaza

New York, NY 10004

USA

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.    OTHER INFORMATION

On February 21, 2018, Janet Clark notified us that she intends to resign as our director upon our Board of Directors’ selection of a replacement for her. Ms. Clark’s decision to resign is not the result of any disagreement with us.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our business and affairs are managed under the direction of our Board of Directors. The Board of Directors consists of five directors, four of whom are Independent Directors. “Independent Directors” are directors who (1) are not deemed to be “interested persons,” of the Company (as defined in the Investment Company Act), (2) meet the definition of “independent directors” under the corporate governance standards of the New York Stock Exchange and (3) meet the independence requirements of Section 10A(m)(3) of the Exchange Act. The Board of Directors elects our officers, who serve at the discretion of the Board of Directors. The responsibilities of the Board of Directors include quarterly valuation of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

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

The Board of Directors has established an Audit Committee, Governance and Nominating Committee, Compliance Committee and Contract Review Committee. The scope of each committee’s responsibilities is discussed in greater detail below.

Jaime Ardila, an Independent Director, serves as Chair (“Chair”) of the Board of Directors. The Board of Directors believes that it is in the best interests of Unitholders for Mr. Ardila to lead the Board of Directors because of his broad corporate background and experience with financial and investment matters, as described below. The Chair will generally act as a liaison between our management, officers and attorneys between meetings of the Board of Directors and preside over all executive sessions of the Independent Directors without management. The Board of Directors believes that its leadership structure is appropriate because the structure allocates areas of responsibility among the individual directors and the committees in a manner that enhances effective oversight. The Board of Directors also believes that its size creates an efficient corporate governance structure that provides opportunity for direct communication and interaction between management and the Board of Directors.

Board of Directors and Executive Officers

The current directors were appointed to their positions in April 2016, and each director will hold office until his or her death, resignation, removal or disqualification. In addition, our Board of Directors has adopted polices which provide that (a) no director shall hold office for more than 15 years and (b) a director shall retire as of December 31st of the calendar year in which he or she reaches his or her 74th birthday, unless a waiver of such requirement has been adopted by a majority of the other directors. These policies may be changed by the directors without a Unitholder vote. One director had been granted a waiver from the foregoing policies which permitted him to serve until December 31, 2017.

Directors

Information regarding the members of the Board of Directors is as follows:

Name and Age (1)	Term of Office	Principal Occupation(s) During Past 5 Years	Other Directorships

Independent Directors

Jaime Ardila (62)	Chairman of the Board of Directors since January 2017; Director since April 2016

Mr. Ardila is retired. He is Director, Accenture plc (2013– Present) and Ecopetrol (2016 – Present); and formerly held senior management positions with General Motors Company (an automobile manufacturer) (1984–1996 and 1998–2016), most recently as Executive Vice President, and President of General Motors’ South America region (2010–2016).

Chairman of the Board of Directors—the Company and GS BDC.

Accenture plc (a management consulting services company); Ecopetrol (an integrated oil company)

Janet F. Clark (63)	Director since April 2016

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

Director—the Company and GS BDC.

EOG Resources, Inc. (an independent oil and gas company); and Texas Instruments Incorporated (a semiconductor manufacturer)

Ross J. Kari (59)	Director since April 2016

Mr. Kari is retired. Formerly, he was Executive Vice President and Chief Financial Officer, Federal Home Loan Mortgage Corporation (Freddie Mac) (2009–2013); and was a Member of the Board of Directors of KKR Financial Holdings, LLC (2007–2014).

Director—the Company and GS BDC.

None

Ann B. Lane (63)	Director since April 2016

Ms. Lane is retired. Formerly, she was Director, Dealertrack Technologies, Inc. (an automotive software solutions and services company) (2007– 2015); and Managing Director, Co–Head of Syndicated & Leveraged Finance and Head of Loan Syndications Capital Markets, JPMorgan Chase & Co. (a financial services company) (2000–2005).

Director—the Company and GS BDC.

None

Name and Age (1)	Term of Office	Principal Occupation(s) During Past 5 Years	Other Directorships
Interested Directors*

Katherine (“Kaysie”) Uniacke (57)	Director since April 2016

Chair of the Board—Goldman Sachs Asset Management International (2013–Present); Director—Goldman Sachs Funds, plc (2013–Present); Advisory Director—Goldman Sachs (2013–Present); Global Chief Operating Officer— GSAM (2007–2012); Partner, Goldman Sachs (2002–2012); and Managing Director— Goldman Sachs (1997–2002).

Director—the Company and GS BDC. Chair of the Board—GS MMLC.

None

*

Ms. Uniacke is considered to be an “Interested Director” because she holds positions with Goldman Sachs and owns securities issued by Group Inc. Ms. Uniacke holds comparable positions with certain other companies of which Goldman Sachs, GSAM or an affiliate thereof is the investment adviser, administrator and/or distributor.

(1)	Each director may be contacted by writing the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

Executive Officers

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Brendan McGovern	46	Chief Executive Officer and President
Jon Yoder	44	Chief Operating Officer
Jonathan Lamm	43	Chief Financial Officer and Treasurer
Maya Teufel	45	Chief Compliance Officer
Salvatore Lentini	45	Executive Vice President
David Yu	36	Executive Vice President and Head of Research
Carmine Rossetti	39	Principal Accounting Officer

The address for each director and executive officer is c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282. Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Biographical Information

Directors

Independent Directors:

Jaime Ardila. Mr. Ardila is retired. Mr. Ardila has served on the Board of Directors of the Company since April 2016 and as Chairman of the Board of Directors since January 2018. He also serves as a member and Chairman of the Board of Directors of GS BDC. Mr. Ardila is a member of the Board of Directors of Accenture plc, a management consulting services company, where he serves as Chair of the Finance Committee and a member of the Audit Committee, and as a member of the Board of Directors of Ecopetrol, an integrated oil company, where he serves as Chair of the Audit Committee and a member of the Business Committee and the Corporate Governance and Sustainability Committee. Previously, Mr. Ardila worked for 29 years at General Motors Company, an automobile manufacturer, where he held several senior management positions, most recently as Executive Vice President of the company and President of General Motors’ South America region. Mr. Ardila joined General Motors in 1984. From 1996 to 1998, Mr. Ardila served as the managing director, Colombian Operations, of N M Rothschild & Sons Ltd, before rejoining General Motors in 1998. Based on the foregoing, Mr. Ardila is experienced with financial and investment matters.

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

Ross J. Kari. Mr. Kari is retired. Mr. Kari has served on the Board of Directors of the Company since April 2016. He also serves on the Board of Directors of GS BDC. Previously, Mr. Kari was Executive Vice President and Chief Financial Officer of Federal Home Loan Mortgage Corporation (Freddie Mac), where he worked for four years. Previously, he held senior management positions at SAFECO Corporation, a personal insurance company, Federal Home Loan Bank of San Francisco, and Wells Fargo & Company, where he began his career and worked for 19 years. Mr. Kari also serves as a Director and a member of the Audit Committee and ALCO Chairman of Summit Bank. Based on the foregoing, Mr. Kari is experienced with financial and investment matters.

Ann B. Lane. Ms. Lane is retired. Ms. Lane has served on the Board of Directors of the Company since April 2016. She also serves on the Board of Directors of GS BDC.. Ms. Lane was a Director of Dealertrack Technologies,Inc., an automotive software solutions and services company, from 2007 to 2015. Previously, she worked for five years at JPMorgan Chase & Co., a financial services company, as a Managing Director and Co-Head of Syndicated & Leveraged Finance and Head of Loan Syndications Capital Markets. Prior to joining JPMorgan Chase & Co., Ms. Lane held several senior management positions at Citigroup, Inc., a financial services company, where she worked for 18 years. Based on the foregoing, Ms. Lane is experienced with financial and investment matters.

Interested Directors:

Kaysie Uniacke. Ms. Uniacke is the chair of the board of Goldman Sachs Asset Management International and GS MMLC; serves on the boards of the Goldman Sachs Luxembourg, the Dublin family of funds, several GSAM-managed pooled vehicles organized in the Cayman Islands and GS BDC; and is an advisory director to Group Inc. Previously, she was global chief operating officer of GSAM’s portfolio management business until 2012 and served on the Investment Management Division Client and Business Standards Committee. Prior to this, she was president of Goldman Sachs Trust, the GS mutual fund family, and was head of the Fiduciary Management business within Global Manager Strategies, responsible for business development and client service globally. Earlier in her career, Ms. Uniacke managed GSAM’s U.S. and Canadian Distribution groups. In that capacity, she was responsible for overseeing all North American institutional and third-party sales channels, marketing and client service functions, for which client assets exceeded $200 billion. Before that, Ms. Uniacke was head of GSAM’s Global Cash Services business, where she was responsible for overseeing the management of assets exceeding $100 billion. Ms. Uniacke worked at Goldman Sachs from 1983 to 2012 where she was named managing director in 1997 and partner in 2002. Ms. Uniacke serves on the board of Person-to-Person, a non-profit organization that supports the working poor in lower Fairfield County, CT. Based on the foregoing, Ms. Uniacke is experienced with financial and investment matters.

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

Jonathan Lamm. Mr. Lamm has served as our chief financial officer and treasurer since April 2016. Mr. Lamm is also chief financial officer and treasurer of GS BDC and GS MMLC and chief operating officer of the GSAM Credit Alternatives portfolio management team, responsible for the operations of the business, including business financials, infrastructure support, and IT project management, as well as the continuous improvement of the control environment. Mr. Lamm is secretary and a non-voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. He joined the firm in 1999. Prior to joining the firm, Mr. Lamm worked in the securities audit practice at Deloitte & Touche, LLP.

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

Carmine Rossetti. Mr. Rossetti has served as our principal accounting officer since May 2017. Mr. Rossetti is principal accounting officer of GS BDC and GS MMLC. He is also a Vice President in the Finance Division of Goldman Sachs & Co. LLC. Mr. Rossetti is responsible for fund accounting and financial reporting oversight as well as the continuous improvement of the control environment. Mr. Rossetti joined Goldman Sachs & Co. LLC in 2004. Prior to joining Goldman Sachs & Co. LLC, he worked in the audit practice at Ernst & Young LLP.

Committees of the Board of Directors

Audit Committee

The members of the Audit Committee are Mr. Ardila, Ms. Clark, Mr. Kari and Ms. Lane, each of whom is an Independent Director. Mr. Kari is Chair of the Audit Committee. The Board of Directors and the Audit Committee have determined that Mr. Kari is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K under the Exchange Act. The Audit Committee is responsible for overseeing matters relating to the appointment and activities of our auditors, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by our independent public accountants. The Audit Committee is also responsible for aiding the Board of Directors in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available.

The Audit Committee held five formal meetings in 2017.

Governance and Nominating Committee

The members of the Governance and Nominating Committee are Mr. Ardila, Ms. Clark, Mr. Kari and Ms. Lane, each of whom is an Independent Director. Mr. Ardila serves as the Chair of the Governance and Nominating Committee. The Governance and Nominating Committee is responsible for identifying, researching and nominating Independent Directors for selection by the Board (and election by the Preferred Unitholders, if applicable), when necessary, selecting nominees to fill vacancies on the Board of Directors or a committee of the Board of Directors developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the Board of Directors and our management.

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

The Governance and Nominating Committee held three formal meetings in 2017.

Compliance Committee

The members of the Compliance Committee are Mr. Ardila, Ms. Clark, Mr. Kari and Ms. Lane, each of whom is an Independent Director. Mr. Ardila serves as Chair of the Compliance Committee. The Compliance Committee is responsible for overseeing our compliance processes, and insofar as they relate to services provided to the Company, the compliance processes of our Investment Adviser, the Placement Agents, the Administrator and the transfer agent, except that compliance processes relating to the accounting and financial reporting processes and certain related matters are overseen by the Audit Committee. In addition, the Compliance Committee provides assistance to the full Board of Directors with respect to compliance matters.

The Compliance Committee held five formal meetings in 2017.

Contract Review Committee

The members of the Contract Review Committee are Mr. Ardila, Ms. Clark, Mr. Kari and Ms. Lane, each of whom is an Independent Director. Mr. Ardila serves as Chair of the Contract Review Committee. The Contract Review Committee is responsible for overseeing the processes of the Board of Directors for reviewing and monitoring performance under the Investment Advisory Agreement and our placement agency (if any) and certain other agreements with our Investment Adviser and its affiliates. The Contract Review Committee also provides appropriate assistance to the Board of Directors in connection with the Board of Directors’ approval, oversight and review of our other service providers, including its custodian/accounting agent, transfer agents, printing firms and professional firms (other than the Company’s independent auditor, which is the responsibility of the Audit Committee).

The Contract Review Committee had one formal meeting in 2017.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, our directors and executive officers and any persons holding more than 10% of our Units are required to report their beneficial ownership and any changes therein to the SEC and to us. Specific due dates for those reports have been established, and we are required to report any failure to file such reports by those due dates. Based on our review of filings with the SEC and written representations furnished to us during 2017, the directors, executive officers and 10% beneficial owners filed all such reports within the specified time period.

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

Director Charter

We have adopted a Director Charter which applies to, among other things, the authority and duties of our directors, composition of our Board of Directors and the election and role of the Chairman of our Board of Directors.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation of Executive Officers

None of our executive officers are currently compensated by us. We do not currently have any employees. Our day-to-day operations are managed by the Investment Adviser.

Compensation of Directors

For the fiscal year ended December 31, 2017, each Independent Director was compensated with a $20,000 annual fee for his or her services as a director. In addition, the Chair earned an annual fee of $10,000 and the director designated as “audit committee financial expert” received an additional $5,000 for their additional services in such capacities. The Independent Directors are also reimbursed for travel and other expenses incurred in connection with attending meetings. Effective January 1, 2018, the annual fee that each Independent Director receives as compensation for his or her services as a director increased to $80,000. The additional annual fee paid to the Chair increased to $27,000 and the additional annual fee paid to the director designated as the “audit committee financial expert,” increased to $9,000 for their additional services in these capacities.

In addition, we purchase liability insurance on behalf of our directors. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry.

	Total Compensation From the Company for Fiscal Year 2017 (4)	Total Compensation From the Goldman Sachs Fund Complex for Fiscal Year 2017

Interested Director
Kaysie Uniacke (1)	–	–

Independent Directors
Jaime Ardila	$20,000	$150,000
Ashok N. Bakhru (2)	$30,000	$678,000
Janet Clark	$20,000	$150,000
Ross Kari (3)	$25,000	$165,000
Ann B. Lane	$20,000	$150,000

(1)	Kaysie Uniacke is an interested director and, as such, does not receive compensation from the Company or the Goldman Sachs Fund Complex for her service as director or trustee.

(2)	Includes compensation as Chair of the Board. Mr. Bakhru retired from the Board on December 31, 2017.

(3)	Includes compensation as audit committee financial expert.

(4)	The Company does not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from the Company.

No Compensation will be paid to directors who are “interested persons,” as that term is defined in the Investment Company Act.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 22, 2018, certain ownership information with respect to our Units for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding Units and all executive officers and directors, on an individual and group basis. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power over such Units.

Name and Address (1)	Type of Ownership	Number of Units Owned	Percentage

Interested Director
Kaysie Uniacke	Record/Beneficial	122	*

Independent Directors
Jaime Ardila	Record/Beneficial	244	*
Janet Clark	Record/Beneficial	244	*
Ross Kari	Record/Beneficial	977	*
Ann B. Lane	Record/Beneficial	732	*

Executive Officers
Brendan McGovern	Record/Beneficial	488	*
Jon Yoder	Record/Beneficial	244	*
Jonathan Lamm	Record/Beneficial	122	*
Maya Teufel	–	–	–
Salvatore Lentini	Record/Beneficial	122	*
David Yu	Record/Beneficial	122	*
Carmine Rossetti	–	–	–
All officers and directors as a group (12 persons)	Record/Beneficial	3,417	*

*	Amount rounds to less than 1%.
(1)	The business address for each of our officers and directors is c/o Goldman Sachs Private Middle Market Credit LLC, 200 West Street New York, New York 10282.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)	Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons

Investment Management and Advisory Agreement

GSAM serves as our investment adviser. Our Investment Adviser has been registered as an investment adviser with the SEC since 1990 and is a subsidiary of Group Inc., a bank holding company. GS & Co., a wholly-owned subsidiary of Group Inc., acted as our placement agent in connection with the offering of Units to U.S. persons and Goldman Sachs International, a wholly-owned subsidiary of Group Inc., acted as our placement agent in connection with the offering of Units to non-U.S. persons.

Subject to the supervision of the Board of Directors, the Investment Adviser provides day-to-day advice regarding the Company’s portfolio transactions and is responsible for the Company’s business affairs and other administrative matters.

For the year ended December 31, 2017, we paid GSAM a total of $3.83 million in fees pursuant to the Investment Advisory Agreement.

License Agreement

The Company has entered into the License Agreement with GS & Co. pursuant to which it has been granted a personal, non-exclusive, worldwide, royalty-free right and license to use the “Goldman Sachs” name. Under the License Agreement, the Company does not have the right to use the Goldman Sachs name if GSAM or another affiliate of Goldman Sachs is not the Company’s investment adviser or if the Company’s continued use of such license results in a violation of applicable law, results in a regulatory burden or has adverse regulatory consequences. Other than with respect to this limited license, the Company has no legal right to the “Goldman Sachs” name.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2017 and the period from June 9, 2016 (inception) to December 31, 2016 were $300,000 and $276,000, respectively.

Fees included in the audit fees category are those associated with the annual audits of financial statements, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by PricewaterhouseCoopers LLP for the year ended December 31, 2017 or the period from June 9, 2016 (inception) to December 31, 2016.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2017 and 2016 were $1,133,433 and $1,157,616, respectively. These amounts represent fees PricewaterhouseCoopers LLP billed to GSAM for services related to the SSAE 18 report.

Tax Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for services rendered to the Company for tax compliance, tax advice and tax planning for the year ended December 31, 2017 and the period from June 9, 2016 (inception) to December 31, 2016 were $12,500 and $7,500, respectively.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2017 or the period from June 9, 2016 (inception) to December 31, 2016.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees,” and “Tax Fees” above, for the year ended December 31, 2017 or the period from June 9, 2016 (inception) to December 31, 2016.

Other than services reported under “Audit-Related Fees,” no other fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2017 or the period from June 9, 2016 (inception) to December 31, 2016.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Company’s investment adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the year ended December 31, 2017 or the period from June 9, 2016 (inception) to December 31, 2016. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

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

10.2

First Amendment, dated as of March 3, 2017, between the Company, as Borrower, and Bank of America, N.A., as the Administrative Agent, Lead Arranger, Letter of Credit Issuer and a Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55660), filed on March 8, 2017).

10.3

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

10.6

Investment Management and Advisory Agreement, dated as of April 11, 2016, between the Company and Goldman Sachs Asset Management, L.P (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-55660), filed on July 13, 2016).

10.7

Loan and Security Agreement, dated as of November 21, 2017, among Goldman Sachs Private Middle Market Credit SPV LLC, as borrower, Goldman Sachs Private Middle Market Credit LLC, as portfolio manager, the lenders party thereto, State Street Bank and Trust Company, in its capacities as collateral agent, collateral administrator, securities intermediary and bank, and JPMorgan Chase Bank, National Association, as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55660), filed on November 28, 2017).

11.1	Computation of Per Unit Earnings (included in the notes to the audited consolidated financial statements contained in this report).

14.1	Code of Ethics of the Registrant.

14.2	Code of Business Conduct and Ethics

21.1	Subsidiaries of Goldman Sachs Private Middle Market Credit LLC.

24	Power of attorney (included on the signature page hereto).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2018	GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

/s/ Brendan McGovern
Name: Brendan McGovern
Title: Chief Executive Officer and President

Each person whose signature appears below constitutes and appoints Brendan McGovern, Jonathan Lamm and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2017, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2018.

Signature	Title

/s/ Brendan McGovern Brendan McGovern	Chief Executive Officer and President (Principal Executive Officer)

/s/ Jonathan Lamm Jonathan Lamm	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Carmine Rossetti Carmine Rossetti	Principal Accounting Officer

/s/ Jaime Ardila Jaime Ardila	Chairman of the Board of Directors

/s/ Janet F. Clark Janet F. Clark	Director

/s/ Ann B. Lane Ann B. Lane	Director

/s/ Katherine Uniacke Katherine Uniacke	Director

/s/ Ross J. Kari Ross J. Kari	Director