Form 10-Q
period 2018-03-31
Goldman Sachs Private Middle Market Credit LLC
filed 2018-05-03
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  X  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐	Non-accelerated filer:	X	Smaller reporting company:	☐
(Do not check if a smaller reporting company)
Emerging growth company:	X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  X

The number of the registrant’s limited liability company common units outstanding as of May 3, 2018 was 5,921,027.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations; and
•	the availability of credit and/or our ability to access the equity and capital markets.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	March 31, 2018 (unaudited)	December 31, 2017
Assets

Investments, at fair value
Non-controlled/non-affiliated investments, at fair value (cost of $949,969 and $873,989, respectively)	$951,684	$875,610
Non-controlled affiliated investments, at fair value (cost of $15,099 and $0, respectively)	14,965	–
Investments in affiliated money market fund (cost of $18,415 and $1,313, respectively)	18,415	1,313
Cash	12,924	8,220
Receivable for common units sold	1,127	–
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	5,018	5,189
Deferred financing costs	4,612	5,015
Other assets	153	2

Total assets	$1,008,898	$895,349

Liabilities

Debt	$435,000	$383,500
Interest and other debt expenses payable	3,795	2,014
Management fees payable	1,937	1,675
Incentive fees payable	8,607	5,864
Payable for investments purchased	134	–
Distribution payable	16,355	14,194
Directors’ fees payable	84	5
Accrued expenses and other liabilities	1,716	591

Total liabilities	$467,628	$407,843

Commitments and Contingencies (Note 7)

Members’ Capital

Preferred units (0 units issued and outstanding)	$–	$–
Common units (5,581,529 and 5,023,428 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	546,888	492,016
Accumulated net realized gain (loss)	1,714	69
Accumulated undistributed (distributions in excess of ) net investment income	(8,913)	(6,200)
Net unrealized appreciation (depreciation) on investments	1,581	1,621

TOTAL MEMBERS’ CAPITAL	$541,270	$487,506

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,008,898	$895,349

Net asset value per unit	$96.98	$97.05

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$24,770	$6,772
Other income	326	158

Total investment income from non-controlled/non-affiliated investments	25,096	6,930
From non-controlled affiliated investments:
Interest income	3	–
Dividend income	39	7

Total investment income from non-controlled affiliated investments	42	7

Total investment income	$25,138	$6,937

Expenses:
Interest and other debt expenses	$5,869	$970
Management fees	1,937	787
Incentive fees	2,743	–
Offering costs	–	422
Professional fees	512	205
Administration, custodian and transfer agent fees	211	98
Directors’ fees	80	29
Other expenses	144	91

Total expenses	$11,496	$2,602

NET INVESTMENT INCOME (LOSS)	$13,642	$4,335

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$2,317	$–
Net change in unrealized appreciation (depreciation) from:
Non controlled/non-affiliated investments	94	695
Non controlled affiliated investments	(134)	–

Net realized and unrealized gains (losses)	$2,277	$695

Provision for taxes on realized gain on investments	$(672)	$–

NET INCREASE (DECREASE) IN MEMBERS’ CAPITAL RESULTING FROM OPERATIONS	$15,247	$5,030

Net investment income (loss) per unit (basic and diluted)	$2.63	$2.02
Earnings (loss) per unit (basic and diluted)	$2.94	$2.35
Weighted average units outstanding	5,178,886	2,142,978
Distribution declared per unit	$2.93	$2.02

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Increase (decrease) in Members’ Capital resulting from operations:
Net investment income (loss)	$13,642	$4,335
Net realized gain (loss) on investments	2,317	–
Net change in unrealized appreciation (depreciation) on investments	(40)	695
Provision for taxes on realized gain on investments	(672)	–

Net increase (decrease) in Members’ Capital resulting from operations	$15,247	$5,030

Distributions to unitholders from:
Net investment income	$(16,355)	$(4,327)

Total distributions to unitholders	$(16,355)	$(4,327)

Capital transactions:
Issuance of units (558,101 and 0 units, respectively)	$54,872	$–

Net increase in Members’ Capital resulting from capital transactions	$54,872	$–

TOTAL INCREASE (DECREASE) IN MEMBERS’ CAPITAL	$53,764	$703

Members’ Capital at beginning of period	$487,506	$209,441

Members’ Capital at end of period	$541,270	$210,144

Accumulated undistributed (distributions in excess of) net investment income	$(8,913)	$(326)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017

Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations:	$15,247	$5,030
Adjustments to reconcile net increase (decrease) in Members’ Capital resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(139,782)	(152,715)
Payment-in-kind	–	–
Investments in affiliated money market fund, net	(17,102)	73,956
Proceeds from sales of investments and principal repayments	52,499	3,935
Net realized (gain) loss on investments	(2,317)	–
Net change in unrealized (appreciation) depreciation on investments	40	(695)
Amortization of premium and accretion of discount, net	(1,479)	(172)
Amortization of deferred financing costs	517	248
Amortization of deferred offering costs	–	422
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for fund units sold	(1,127)	–
(Increase) decrease in interest and dividends receivable	171	(366)
(Increase) decrease in other assets	(151)	(50)
Increase (decrease) in interest and other debt expenses payable	1,667	206
Increase (decrease) in management fees payable	262	89
Increase (decrease) in incentive fees payable	2,743	–
Increase (decrease) in payable for investments purchased	134	–
Increase (decrease) in accrued organization costs	–	(10)
Increase (decrease) in directors’ fees payable	79	29
Increase (decrease) in accrued expenses and other liabilities	1,125	19

Net cash provided by (used for) operating activities	$(87,474)	$(70,074)

Cash flows from financing activities:
Proceeds from issuance of common units	$54,872	$–
Offering costs paid	–	(242)
Distributions paid	(14,194)	(2,998)
Financing costs paid	–	(241)
Borrowings on debt	85,500	174,000
Repayments of debt	(34,000)	(98,500)

Net cash provided by (used for) financing activities	$92,178	$72,019

Net increase (decrease) in cash	4,704	1,945
Cash, beginning of period	8,220	3,863

Cash, end of period	$12,924	$5,808

Supplemental and non-cash financing activities
Interest expense paid	$3,460	$361
Accrued but unpaid deferred financing and debt issuance costs	$774	$–
Accrued but unpaid offering costs	$–	$22
Accrued but unpaid distributions	$16,355	$4,327

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2018

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (++)	Maturity	Par Amount	Cost	Fair Value

Investments at Fair Value – 178.59% #

Corporate Debt – 177.08%

1st Lien/Senior Secured Debt – 57.69%
Bullhorn, Inc.(1) (2)	Internet Software & Services	8.64%	L + 6.75%; 1.00% Floor	11/21/2022	$18,375	$18,197	$18,192
Bullhorn, Inc.(1) (2) (3)	Internet Software & Services	8.62%	L + 6.75%; 1.00% Floor	11/21/2022	6,352	3,794	3,779
Bullhorn, Inc.(1) (2) (3)	Internet Software & Services	8.64%	L + 6.75%; 1.00% Floor	11/21/2022	952	71	79
Clinical Supplies Management Holdings, Inc.(2) (4)	Containers & Packaging	9.76%	L + 7.75%; 1.00% Floor	10/12/2021	18,625	18,337	18,346
Clinical Supplies Management Holdings, Inc.(2) (4)	Containers & Packaging	9.46%	L + 7.75%; 1.00% Floor	10/12/2021	5,234	5,154	5,155
Clinical Supplies Management Holdings, Inc.(2) (3) (4) (5)	Containers & Packaging		L + 7.75%; 1.00% Floor	10/12/2021	2,000	(29)	(30)
Collaborative Imaging, LLC^^^ (1) (4)	Health Care Providers & Services	8.39%	L + 6.50%; 1.00% Floor	03/28/2025	13,400	13,199	13,065
Continuum Managed Services LLC(1) (2) (4)	IT Services	10.64%	L + 8.75%; 1.00% Floor	06/08/2023	31,611	30,829	30,900
Continuum Managed Services LLC(1) (2) (3) (4) (5)	IT Services		L + 8.75%; 1.00% Floor	06/08/2023	2,658	(62)	(60)
Continuum Managed Services LLC(1) (2) (3) (4) (5)	IT Services		L + 8.75%; 1.00% Floor	06/08/2022	3,280	(76)	(74)
Dade Paper & Bag, LLC(1) (2) (4)	Distributors	9.29%	L + 7.50%; 1.00% Floor	06/10/2024	16,277	15,979	16,033
Dade Paper & Bag, LLC(1) (2) (4)	Distributors	8.89%	L + 7.00%; 1.00% Floor	06/10/2024	2,076	2,056	1,998
Datacor Holdings, Inc.(2) (4)	Chemicals	9.50%		08/12/2022	14,000	13,780	13,790
Datto, Inc.(1) (2) (4)	IT Services	9.72%	L + 8.00%; 1.00% Floor	12/07/2022	53,640	52,623	52,567
Datto, Inc.(1) (2) (3) (4) (5)	IT Services		L + 8.00%; 1.00% Floor	12/07/2022	3,610	(68)	(72)
FWR Holding Corporation(2) (4)	Hotels, Restaurants & Leisure	7.66%	L + 6.00%; 1.00% Floor	08/21/2023	13,637	13,323	13,330
FWR Holding Corporation(2) (3) (4)	Hotels, Restaurants & Leisure	7.62%	L + 6.00%; 1.00% Floor	08/21/2023	4,410	1,620	1,621
FWR Holding Corporation(2) (3) (4)	Hotels, Restaurants & Leisure	9.24%	P + 5.00%	08/21/2023	1,764	754	754
Lithium Technologies, Inc.(1) (2) (4)	Internet Software & Services	9.79%	L + 8.00%; 1.00% Floor	10/03/2022	31,800	31,139	31,164
Lithium Technologies, Inc.(1) (2) (3) (4) (5)	Internet Software & Services		L + 8.00%; 1.00% Floor	10/03/2022	2,327	(47)	(47)
Netvoyage Corporation(1) (2) (4)	Software	11.38%	L + 9.50%; 1.00% Floor	03/24/2022	13,832	13,596	13,590
Netvoyage Corporation(1) (2) (3) (4) (5)	Software		L + 9.50%; 1.00% Floor	03/24/2022	1,044	(17)	(18)
Real Industry, Inc.(1)	Capital Markets	11.00%		11/17/2018	1,054	1,024	1,016
SF Home Décor, LLC(1) (2) (4)	Household Products	11.81%	L + 9.50%; 1.00% Floor	07/13/2022	30,415	29,599	29,807
VRC Companies, LLC(1) (3) (4) (5)	Commercial Services & Supplies		L + 6.50%; 1.00% Floor	03/31/2023	2,835	(28)	(28)
Xactly Corporation(1) (2) (4)	Internet Software & Services	9.14%	L + 7.25%; 1.00% Floor	07/29/2022	34,390	33,761	33,702
Xactly Corporation(1) (2) (3) (4) (5)	Internet Software & Services		L + 7.25%; 1.00% Floor	07/29/2022	2,554	(45)	(51)
Yasso, Inc.(1) (2) (4)	Food Products	9.64%	L + 7.75%; 1.00% Floor	03/23/2022	14,355	14,116	13,781

Total 1st Lien/Senior Secured Debt						312,579	312,289

1st Lien/Last-Out Unitranche (6) – 26.49%
Intelligent Document Solutions, Inc.(1) (2) (4)	Diversified Financial Services	8.30%	L + 6.00%; 1.00% Floor	02/28/2024	30,800	29,806	29,799
Intelligent Document Solutions, Inc.(1) (2) (3) (4) (5)	Diversified Financial Services		L + 6.00%; 1.00% Floor	02/28/2024	21,100	(679)	(686)
Smarsh, Inc.(1) (2) (4)	Software	9.76%	L + 7.88%; 1.00% Floor	03/31/2021	57,069	56,087	56,213
Vantage Mobility International, LLC(2) (4)	Health Care Equipment & Supplies	9.42%	L + 7.75%; 1.00% Floor	09/09/2021	25,111	24,736	24,232
You Fit, LLC(2) (4)	Diversified Consumer Services	9.06%	L + 6.75%; 1.00% Floor	01/04/2022	34,500	33,602	33,810

Total 1st Lien/Last-Out Unitranche						143,552	143,368

2nd Lien/Senior Secured Debt – 92.20%
American Dental Partners, Inc.(1) (2) (4)	Health Care Providers & Services	10.80%	L + 8.50%; 1.00% Floor	09/25/2023	13,600	13,302	13,294
Association Member Benefits Advisors, LLC(2) (4)	Insurance	10.62%	L + 8.75%; 1.00% Floor	06/08/2023	28,000	27,524	27,510
Country Fresh Holdings, LLC(1) (2) (4)	Food Products	10.49%	L + 8.75%; 1.00% Floor	10/02/2023	13,800	13,547	13,248
DuBois Chemicals, Inc.(1) (2) (4)	Chemicals	9.82%	L + 8.00%; 1.00% Floor	03/15/2025	20,000	19,590	19,800

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2018 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (++)	Maturity	Par Amount	Cost	Fair Value

ERC Finance, LLC(1) (2) (4)	Health Care Providers & Services	9.96%	L + 8.22%; 1.00% Floor	09/21/2025	$29,800	$29,159	$29,204
Granicus, Inc.(2) (4)	Software	11.05%	L + 9.00%; 1.00% Floor	09/07/2023	31,875	31,352	31,397
ICP Industrial, Inc.(1) (2) (4)	Chemicals	9.94%	L + 8.25%; 1.00% Floor	05/03/2024	24,900	24,307	24,277
ICP Industrial, Inc.(1) (2) (4)	Chemicals	10.10%	L + 8.25%; 1.00% Floor	05/03/2024	5,800	5,663	5,655
Institutional Shareholder Services Inc.(1) (4)	Diversified Financial Services	9.47%	L + 7.75%; 1.00% Floor	10/16/2025	7,700	7,663	7,739
Intelligent Medical Objects, Inc.(1) (2) (4)	Health Care Technology	10.31%	L + 8.50%; 1.00% Floor	12/22/2024	18,500	18,051	18,038
Market Track, LLC(1) (2) (4)	Internet Catalog & Retail	9.49%	L + 7.75%; 1.00% Floor	06/05/2025	32,800	31,886	31,816
National Spine and Pain Centers, LLC(1) (2) (4)	Health Care Providers & Services	10.56%	L + 8.25%; 1.00% Floor	12/02/2024	28,500	27,711	27,716
Oasis Outsourcing Holdings, Inc.(1) (2) (4)	Diversified Financial Services	9.14%	L + 7.25%; 1.00% Floor	07/01/2024	33,580	33,115	33,160
Odyssey Logistics & Technology Corporation(1) (4)	Road & Rail	9.88%	L + 8.00%; 1.00% Floor	10/12/2025	20,300	19,812	20,351
Procare Software, LLC(2) (4)	Diversified Financial Services	11.06%	L + 8.75%; 1.00% Floor	09/30/2022	35,000	34,382	34,825
Recipe Acquisition Corp.(2) (4)	Food Products	11.30%	L + 9.00%; 1.00% Floor	12/01/2022	20,000	19,696	19,700
Regulatory DataCorp, Inc.(2) (4)	Diversified Financial Services	10.89%	L + 9.00%; 1.00% Floor	09/21/2023	15,000	14,748	14,775
RSC Acquisition, Inc.(1) (4)	Insurance	10.30%	L + 8.00%; 1.00% Floor	11/30/2023	12,900	12,772	12,771
RSC Acquisition, Inc.(1) (3) (4) (5)	Insurance		L + 8.00%; 1.00% Floor	11/30/2023	6,400	(63)	(64)
SMB Shipping Logistics, LLC(1) (2) (4)	Air Freight & Logistics	10.72%	L + 8.75%; 1.00% Floor	02/03/2025	20,000	19,730	19,750
Spectrum Plastics Group, Inc.(1) (4)	Containers & Packaging	8.88%	L + 7.00%; 1.00% Floor	01/31/2026	9,975	9,926	10,025
USRP Holdings, Inc.(1) (4)	Insurance	10.38%	L + 8.50%; 1.00% Floor	09/29/2025	10,300	10,171	10,171
USRP Holdings, Inc.(1) (3) (4) (5)	Insurance		L + 8.50%; 1.00% Floor	09/29/2025	2,600	(33)	(33)
Xcellence, Inc.(1) (2) (4)	IT Services	11.00%	L + 8.75%; 1.00% Floor	06/22/2024	16,500	16,100	16,088
Young Innovations, Inc.(1) (2) (4)	Health Care Equipment & Supplies	10.05%	L + 7.75%; 1.00% Floor	11/07/2025	23,000	22,334	22,310
Zep Inc.(1) (4)	Chemicals	10.02%	L + 8.25%; 1.00% Floor	08/11/2025	35,700	34,850	35,521

Total 2nd Lien/Senior Secured Debt						497,295	499,044

Unsecured Debt – 0.70%
Recipe Acquisition Corp.(2)	Food Products	13.25% PIK		12/21/2022	3,851	3,792	3,783

Total Unsecured Debt						3,792	3,783

Total Corporate Debt						957,218	958,484

Portfolio Company	Industry		Coupon		Shares	Cost	Fair Value

Preferred Stock – 0.58%
Datacor Holdings, Inc.(2) (7) (8)	Chemicals		7.00% PIK		1,000,000	$1,000	$1,410
Recipe Acquisition Corp.(2) (7)	Food Products		11.00% PIK		1,600	1,496	1,739

Total Preferred Stock						2,496	3,149

Common Stock – 0.91%
Collaborative Imaging Holdco, LLC - Class B^^^ (1) (7)	Health Care Providers & Services				12,370	1,668	1,668
Collaborative Imaging Holdco, LLC - Class C^^^ (1) (7) (8)	Health Care Providers & Services				11,675	232	232
Continuum Managed Services LLC - Class A(1) (2) (7)	IT Services				1,079	1,079	1,160
Continuum Managed Services LLC - Class B(1) (2) (7)	IT Services				731,623	11	351
National Spine and Pain Centers, LLC(1) (2) (7)	Health Care Providers & Services				900	900	765
Yasso, Inc.(1) (2) (7)	Food Products				1,360	1,360	754

Total Common Stock						5,250	4,930

Portfolio Company	Industry				Units	Cost	Fair Value

Warrants – 0.02%
Recipe Acquisition Corp.(2)	Food Products				44	$104	$86

Total Warrants						104	86

			Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund – 3.40% #
Goldman Sachs Financial Square Government Fund - Institutional Shares^^^ (4)			1.61%(9)		18,415,044	$18,415	$18,415

Total Investments in Affiliated Money Market Fund						18,415	18,415

TOTAL INVESTMENTS – 181.99%						$983,483	$985,064

LIABILITIES IN EXCESS OF OTHER ASSETS – (81.99%)							$(443,794)

MEMBERS’ CAPITAL – 100.00%							$541,270

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2018 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(+)

The terms in the Consolidated Schedule of Investments disclose the actual interest rate for partially or fully funded debt in effect as of the reporting date. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at March 31, 2018.

(++)

Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of March 31, 2018, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.66%, 2.45%, 2.31%, 2.00%, 1.88% and 1.75%, respectively. As of March 31, 2018, P was 4.75%.

#	Percentages are based on Members’ Capital.
^^^

As defined in the Investment Company Act of 1940, the Company is deemed to be an “Affiliated Person” of the portfolio company because it owns 5% or more of such portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).

(1)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. See Note 3 “Significant Agreements and Related Party Transactions”.

(2)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(3)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Note 7 “Commitments and Contingencies”.

(4)	All, or a portion of, the assets are pledged as collateral for the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”). See Note 6 “Debt”.
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
(8)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2018 the aggregate fair value of these securities was $1,642 or 0.16% of the Company’s total assets.

(9)	The rate shown is the annualized seven-day yield as of March 31, 2018.

PIK - Payment-In-Kind

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

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2017 (continued)

(in thousands, except unit and per unit amounts)

Portfolio Company	Industry	Interest(+)	Maturity	Par Amount	Cost	Fair Value

National Spine and Pain Centers, LLC(1) (4) (5)	Health Care Providers & Services	9.94% (L + 8.25%; 1.00% Floor)	12/02/2024	$28,500	$27,690	$27,716
Oasis Outsourcing Holdings, Inc.(1) (4) (5)	Diversified Financial Services	8.82% (L + 7.25%; 1.00% Floor)	07/01/2024	33,580	33,101	33,076
Odyssey Logistics & Technology Corporation(1) (4)	Road & Rail	9.57% (L + 8.00%; 1.00% Floor)	10/12/2025	20,300	19,801	20,199
PPC Industries Inc.(1) (4)	Containers & Packaging	9.33% (L + 8.00%; 1.00% Floor)	05/08/2025	13,300	13,175	13,267
Procare Software, LLC(4) (5)	Diversified Financial Services	10.44% (L + 8.75%; 1.00% Floor)	09/30/2022	35,000	34,355	34,825
Recipe Acquisition Corp.(4) (5)	Food Products	10.69% (L + 9.00%; 1.00% Floor)	12/01/2022	20,000	19,683	19,700
Regulatory DataCorp, Inc.(4) (5)	Diversified Financial Services	10.57% (L + 9.00%; 1.00% Floor)	09/21/2023	15,000	14,739	14,775
SMB Shipping Logistics, LLC(1) (4) (5)	Air Freight & Logistics	10.20% (L + 8.75%; 1.00% Floor)	02/03/2025	20,000	19,723	19,700
Xcellence, Inc.(1) (4)	IT Services	10.41% (L + 8.75%; 1.00% Floor)	06/22/2024	16,500	16,089	16,088
Young Innovations, Inc.(1)	Health Care Equipment & Supplies	9.44% (L + 7.75%; 1.00% Floor)	11/07/2025	23,000	22,320	22,310
Zep Inc.(1) (4)	Chemicals	9.63% (L + 8.25%; 1.00% Floor)	08/11/2025	35,700	34,830	35,432

Total 2nd Lien/Senior Secured Debt					465,334	466,966
Unsecured Debt – 0.78%
Recipe Acquisition Corp.(5)	Food Products	13.25% PIK	12/21/2022	3,851	3,790	3,783

Total Unsecured Debt					3,790	3,783

Total Corporate Debt					867,139	868,959

Portfolio Company	Industry		Coupon	Shares	Cost	Fair Value

Preferred Stock – 0.61%
Datacor Holdings, Inc.(5) (7) (8)	Chemicals		7.00% PIK	1,000,000	$1,000	$1,290
Recipe Acquisition Corp.(5) (7)	Food Products		11.00% PIK	1,600	1,496	1,689

Total Preferred Stock					2,496	2,979

Common Stock – 0.73%
Continuum Managed Services LLC – Class A(1) (5) (7)	IT Services			1,079	1,079	1,079
Continuum Managed Services LLC – Class B(1) (5) (7)	IT Services			731,623	11	11
myON, LLC(1) (5) (7)	Internet Software & Services			24,131	900	900
National Spine and Pain Centers, LLC(1) (5) (7)	Health Care Providers & Services			900	900	765
Yasso, Inc.(1) (5) (7)	Food Products			1,360	1,360	818

Total Common Stock					4,250	3,573

Portfolio Company	Industry			Units	Cost	Fair Value

Warrants – 0.02%
Recipe Acquisition Corp.(5)	Food Products			44	$104	$99

Total Warrants					104	99

			Yield	Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund – 0.27% #
Goldman Sachs Financial Square Government Fund – Institutional Shares(10)			1.21%(9)	1,312,925	$1,313	$1,313

Total Investments in Affiliated Money Market Fund					1,313	1,313

TOTAL INVESTMENTS – 179.88%					$875,302	$876,923

LIABILITIES IN EXCESS OF OTHER ASSETS – (79.88%)						$(389,417)

MEMBERS’ CAPITAL – 100.00%						$487,506

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2017 (continued)

(in thousands, except unit and per unit amounts)

(+)

Variable rate loans bear interest at a rate that may be determined by reference to either L or alternate base rate (commonly based on P), at the borrower’s option. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L rates. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting date. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2017. As of December 31, 2017, rates for the 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L were 2.11%, 1.84%, 1.69%, 1.62%, 1.56% and 1.48%, respectively. As of December 31, 2017, P was 4.50%.

#	Percentages are based on Members’ Capital.
(1)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. See Note 3 “Significant Agreements and Related Party Transactions”.

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

(4)	Assets are pledged as collateral for the JPM Revolving Credit Facility. See Note 6 “Debt”.
(5)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(6)	In exchange for the greater risk of loss, the “last-out” portion of the Company’s unitranche loan investment generally earns a higher interest rate than the “first-out” portions.
(7)	Non-income producing security.
(8)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2017 the aggregate fair value of non-qualifying assets was $1,290 or 0.14% of the Company’s total assets.

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

The Company has formed certain wholly owned subsidiaries, which are structured as Delaware limited liability companies, to hold certain investments, including equity or equity-like investments in portfolio companies and corporate debt of portfolio companies.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 23, 2018. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiaries, PMMC Blocker I, LLC, formerly known as My-On PMMC Blocker, LLC, and Goldman Sachs Private Middle Market Credit SPV LLC (“SPV”). All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company records its investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three months ended March 31, 2018 and 2017, the Company earned $737 and $0 in prepayment premiums, respectively, and $740 and $1 in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively.

Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to the Company, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, the Company only receives its allocable portion of such fees when invested in the same portfolio company as another account managed by the Investment Adviser.

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

Non-Accrual Investments

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan or debt security has sufficient collateral value and is in the process of collection. As of each of March 31, 2018 and December 31, 2017, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2018 and December 31, 2017, the Company held $12,924 and $8,220 in cash, respectively.

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

To maintain its status as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its unitholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to unitholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three months ended March 31, 2018 and 2017, the Company accrued excise taxes of $0 and $0, respectively.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate level income taxes. For the three months ended March 31, 2018 and 2017, the Company accrued income taxes of $672 and $0, respectively. As of March 31, 2018, $672 of income taxes remained payable.

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

For the three months ended March 31, 2018 and 2017, Management Fees amounted to $1,937 and $787, respectively. As of March 31, 2018, $1,937 remained payable.

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

For the three months ended March 31, 2018 and 2017, the Company accrued unvested Incentive Fees of $2,743 and $0, respectively. As of March 31, 2018, $8,607 was payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three months ended March 31, 2018 and 2017, there were no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three months ended March 31, 2018 and 2017, the Company incurred expenses for services provided by the Administrator and the Custodian of $185 and $83, respectively. As of March 31, 2018, $114 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three months ended March 31, 2018 and 2017, the Company incurred expenses for services provided by the Transfer Agent of $26 and $15, respectively. As of March 31, 2018, $47 remained payable.

Affiliates

The Company’s investments in affiliates for the three months ended March 31, 2018 were as follows:

	Fair Value as of December 31, 2017	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/(Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2018	Dividend, Interest, and PIK Income	Other Income
Non-Controlled Affiliates

Goldman Sachs Financial Square Government Fund (1)	$1,313	$131,040	$(113,938)	$–	$–	$18,415	$39	$–
Collaborative Imaging, LLC	–	15,099	–	–	(134)	14,965	3	–
Total Non-Controlled Affiliates	$1,313	$146,139	$(113,938)	$–	$(134)	$33,380	$42	$–

(1)	Fund advised by an affiliate of Goldman Sachs.
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

The Company’s investments in affiliates for the year ended December 31, 2017 were as follows:

	Fair Value as of December 31, 2016	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/(Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2017	Dividend, Interest, and PIK Income	Other Income
Non-Controlled Affiliates

Goldman Sachs Financial Square Government Fund (1)	$138,311	$226,504	$(363,502)	$–	$–	$1,313	$18	$–
Total Non-Controlled Affiliates	$138,311	$226,504	$(363,502)	$–	$–	$1,313	$18	$–

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due To Affiliates

The Investment Adviser paid certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of March 31, 2018 and December 31, 2017, there were $365 and $12, respectively, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

4.	INVESTMENTS

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $18,415 and $1,313, respectively) consisted of the following:

	March 31, 2018		December 31, 2017
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$312,579	$312,289	$285,509	$285,254
1st Lien/Last-Out Unitranche	143,552	143,368	112,506	112,956
2nd Lien/Senior Secured Debt	497,295	499,044	465,334	466,966
Unsecured Debt	3,792	3,783	3,790	3,783
Preferred Stock	2,496	3,149	2,496	2,979
Common Stock	5,250	4,930	4,250	3,573
Warrants	104	86	104	99
Total Investments	$965,068	$966,649	$873,989	$875,610

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	March 31, 2018		December 31, 2017
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Diversified Financial Services	12.4%	22.1%	12.3%	22.2%
Software	10.5	18.7	7.2	12.9
IT Services	10.4	18.6	11.5	20.6
Chemicals	10.4	18.6	10.8	19.4
Internet Software & Services	9.0	16.0	10.3	18.6
Health Care Providers & Services	8.9	15.9	8.1	14.5
Food Products	5.5	9.8	6.1	11.0
Insurance	5.2	9.3	3.1	5.6
Health Care Equipment & Supplies	4.8	8.6	5.4	9.7
Diversified Consumer Services	3.5	6.2	3.9	6.9
Containers & Packaging	3.4	6.2	4.2	7.6
Internet Catalog & Retail	3.3	5.9	3.6	6.5
Household Products	3.1	5.5	3.4	6.1
Road & Rail	2.1	3.8	2.3	4.1
Air Freight & Logistics	2.0	3.7	2.3	4.0
Health Care Technology	1.9	3.3	2.1	3.7
Distributors	1.9	3.3	1.8	3.3
Hotels, Restaurants & Leisure	1.6	2.9	1.6	2.9
Capital Markets	0.1	0.2	–	–
Commercial Services & Supplies(1)	(0.0)	(0.0)	–	–
Total	100.0%	178.6%	100.0%	179.6%

(1)	Position is an unfunded loan commitment. The negative fair value is the result of the capitalized discount on the loan.

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	March 31, 2018	December 31, 2017
United States	100.0%	100.0%
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of March 31, 2018 and December 31, 2017. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of March 31, 2018(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of March 31, 2018
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$298,236	• Discount Rate	9.4% - 13.0% (11.1%)
	1st Lien/Last – Out Unitranche	Discounted cash flows:
	$143,368	• Discount Rate	10.8% - 12.4% (11.3%)
	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$402,563	• Discount Rate	10.4% - 12.6% (11.7%)
	Unsecured Debt	Discounted cash flows:
	$3,783	• Discount Rate	4.9% - 10.9% (13.6%)
Equity	Preferred Stock	Discounted cash flows:
	$3,149	• Discount Rate	4.9% - 10.9% (11.9%)
Comparable multiples:
		• EV/EBITDA(5)	9.4x - 14.4x (10.0x)
	Common Stock	Comparable multiples:
	$3,030	• EV/EBITDA(5)	9.5x - 15.6x (11.8x)
	Warrants	Comparable multiples:
	$86	• EV/EBITDA(5)	5.2x - 15.5x (13.3x)

(1)

Included within Level 3 Assets of $903,038 is an amount of $48,823 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

(5)	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Level 3 Instruments	Level 3 Assets as of December 31, 2017(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2017
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$183,458	• Discount Rate	8.9% – 12.3% (10.6%)
	1st Lien/Last – Out Unitranche	Discounted cash flows:
	$112,956	• Discount Rate	10.6% – 11.3% (10.8%)
	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$309,781	• Discount Rate	9.9% – 12.7% (11.3%)
	Unsecured Debt	Discounted cash flows:
	$3,783	• Discount Rate	3.9% –12.2% (13.6%)
Equity	Preferred Stock	Discounted cash flows:
	$2,979	• Discount Rate	3.9% – 12.2% (11.9%)
Comparable multiples:
		• EV/EBITDA(5)	9.8x – 15.3x (10.0x)
	Common Stock	Comparable multiples:
	$3,573	• EV/Revenue	1.4x – 11.2x (2.7x)
Comparable multiples:
		• EV/EBITDA(5)	8.4x – 15.3x (12.1x)
	Warrants	Comparable multiples:
	$99	• EV/EBITDA(5)	5.7x – 16.7x (13.3x)

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2018 and December 31, 2017. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of March 31, 2018:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$–	$312,289	$312,289
1st Lien/Last-Out Unitranche	–	–	143,368	143,368
2nd Lien/Senior Secured Debt	–	63,611	435,433	499,044
Unsecured Debt	–	–	3,783	3,783
Preferred Stock	–	–	3,149	3,149
Common Stock	–	–	4,930	4,930
Warrants	–	–	86	86
Affiliated Money Market Fund	18,415	–	–	18,415
Total assets	$18,415	$63,611	$903,038	$985,064
The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2017:
Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$–	$285,254	$285,254
1st Lien/Last-Out Unitranche	–	–	112,956	112,956
2nd Lien/Senior Secured Debt	–	63,350	403,616	466,966
Unsecured Debt	–	–	3,783	3,783
Preferred Stock	–	–	2,979	2,979
Common Stock	–	–	3,573	3,573
Warrants	–	–	99	99
Affiliated Money Market Fund	1,313	–	–	1,313
Total assets	$1,313	$63,350	$812,260	$876,923

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2018:

Level 3	Beginning Balance as of January 1, 2018	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of March 31, 2018
1st Lien/Senior Secured Debt	$285,254	$31,453	$(7)	$(36)	$(4,681)	$306	$–	$–	$312,289
1st Lien/Last-Out Unitranche	112,956	59,486	–	(633)	(29,200)	759	–	–	143,368
2nd Lien/Senior Secured Debt	403,616	46,943	–	(113)	(15,393)	380	–	–	435,433
Unsecured Debt	3,783	–	–	(2)	–	2	–	–	3,783
Preferred Stock	2,979	–	–	170	–	–	–	–	3,149
Common Stock	3,573	1,900	2,324	358	(3,225)	–	–	–	4,930
Warrants	99	–	–	(13)	–	–	–	–	86
Total assets	$812,260	$139,782	$2,317	$(269)	$(52,499)	$1,447	$–	$–	$903,038

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held as of March 31, 2018 totaled $(179), consisting of the following: 1st Lien/Senior Secured Debt $(36), 1st Lien/Last-Out Unitranche $(636), 2nd Lien/Senior Secured Debt $(20), Unsecured Debt $(2), Preferred Stock $170, Common Stock $358 and Warrants $(13).

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

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the three months ended March 31, 2018, there were no transfers between levels of the fair value hierarchy. For the three months ended March 31, 2017, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2018 and December 31, 2017, approximates its carrying value.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of March 31, 2018 and December 31, 2017, the Company’s outstanding borrowings were $435,000 and $383,500, respectively, and the Company’s asset coverage ratio was 224% and 227%, respectively.

The Company’s outstanding debt as of March 31, 2018 and December 31, 2017 was as follows:

	As of
	March 31, 2018				December 31, 2017
	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
BoA Revolving Credit Facility	$250,000	$235,000	$15,000	$235,000	$250,000	$223,500	$26,500	$223,500
JPM Revolving Credit Facility	400,000	200,000	200,000	200,000	400,000	160,000	240,000	160,000
Total Debt	$650,000	$435,000	$215,000	$435,000	$650,000	$383,500	$266,500	$383,500

The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2018 and for the year ended December 31, 2017 was 4.93% and 4.25%, respectively.

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

•

increase the interest rate on obligations under the BoA Revolving Credit Facility to either (1) the prevailing London InterBank Offered Rate (“LIBOR”) for one, two, three or six months plus 3.00% per annum (increased from 2.25% per annum) or (2) an alternate base rate (the greater of the prime rate of such commercial bank, the federal funds rate plus 0.50%, and LIBOR plus 1.00%) plus 2.00% per annum (increased from 1.25% per annum).

Subject to availability under the “Borrowing Base,” the maximum principal amount of the BoA Revolving Credit Facility was $250,000 as of March 31, 2018, of which $235,000 was drawn as of March 31, 2018. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The Company has the ability to increase the maximum principal amount of the BoA Revolving Credit Facility up to $750,000 subject to increasing commitments of existing lenders and/or obtaining commitments of new lenders and certain other conditions. The BoA Revolving Credit Facility will mature on July 17, 2018, subject to extension with the consent of the Administrative Agent and the extending lenders, and certain other conditions.

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

Costs of $2,031 were incurred in connection with obtaining and amending the BoA Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the BoA Revolving Credit Facility using the straight-line method. As of March 31, 2018 and December 31, 2017, outstanding deferred financing costs were $266 and $486, respectively.

The summary information of the BoA Revolving Credit Facility for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Borrowing Interest Expense	$2,716	$589
Facility fees	9	133
Amortization of financing costs	220	248
Total	$2,945	$970
Weighted average interest rate	4.67%	3.47%
Average outstanding balance	$235,961	$68,711

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) the three-month LIBOR (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 3.50% per annum. SPV will also pay a commitment fee of 1.00% per annum (or 0.50% per annum during the first nine months from the date the JPM Revolving Credit Facility was entered into) on the average daily unused amount of the financing commitments until the third anniversary of the JPM Revolving Credit Facility. The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2018, the total commitments under the JPM Revolving Credit Facility were $400,000, of which $200,000 was drawn. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fourth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $4,774 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of March 31, 2018 and December 31, 2017, outstanding deferred financing costs were $4,346 and $4,529, respectively.

The summary information of the JPM Revolving Credit Facility for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Borrowing Interest Expense	$2,305	$–
Facility fees	322	–
Amortization of financing costs	297	–
Total	$2,924	$–
Weighted average interest rate	5.28%	–
Average outstanding balance	$176,889	$–

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of the dates indicated, the Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2018			December 31, 2017
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,097,430	$548,715	50%	$1,097,430	$603,587	45%

Portfolio Company Commitments

The Company may enter into commitments to fund investments. As of March 31, 2018, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of the dates indicated, the Company had the following unfunded commitments by investment types:

	March 31, 2018			December 31, 2017
	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)
1st Lien/Senior Secured Debt
Bullhorn, Inc.	11/21/2018	$2,509	$(25)	11/21/2018	$6,352	$(32)
VRC Companies, LLC	03/13/2019	2,835	(28)	–	–	–
Continuum Managed Services, LLC	06/08/2019	2,658	(60)	06/08/2019	2,658	(66)
FWR Holding Corporation	08/21/2019	2,690	(61)	08/21/2019	3,704	(93)
Clinical Supplies Management Holdings, Inc.	10/12/2021	2,000	(30)	10/12/2021	2,000	(30)
Netvoyage Corporation	03/24/2022	1,044	(18)	03/24/2022	1,044	(18)
Continuum Managed Services, LLC	06/08/2022	3,280	(74)	06/08/2022	3,280	(82)
Xactly Corporation	07/29/2022	2,554	(51)	07/29/2022	2,554	(51)
Lithium Technologies, Inc.	10/03/2022	2,327	(47)	10/03/2022	2,327	(52)
Bullhorn, Inc.	11/21/2022	863	(9)	11/21/2022	863	(17)
Datto, Inc.	12/07/2022	3,610	(72)	12/07/2022	3,610	(72)
FWR Holding Corporation	08/21/2023	970	(22)	08/21/2023	1,544	(39)
Total 1st Lien/Senior Secured Debt		27,340	(497)		29,936	(552)
1st Lien/Last-Out Unitranche
Intelligent Document Solutions, Inc.	02/28/2020	21,100	(686)	–	–	–
Total 1st Lien/Last-Out Unitranhce		21,100	(686)		–	–
2nd Lien/Senior Secured Debt
RSC Acquisition, Inc.	03/05/2020	6,400	(64)	–	–	–
ICP Industrial, Inc.	–	–	–	11/04/2019	5,800	(145)
USRP Holdings, Inc.	03/29/2020	2,600	(33)	–	–	–
Total 2nd Lien/Senior Secured Debt		9,000	(97)		5,800	(145)
Total		$57,440	$(1,280)		$35,736	$(697)

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

8.	MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds received related to capital drawdowns for the three months ended March 31, 2018:

Unit Issue Date	Units Issued	Proceeds Received
February 21, 2018	335,966	$32,923
March 28, 2018	222,135	$21,949
Total capital drawdowns	558,101	$54,872

There were no capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2017.

Distributions

The following table reflects the distributions declared on the Company’s common Units for the three months ended March 31, 2018:

Date Declared	Record Date	Payment Date	Amount Per Unit
February 21, 2018	March 30, 2018	April 25, 2018	$2.93

The following table reflects the distributions declared on the Company’s common Units for the three months ended March 31, 2017:

Date Declared	Record Date	Payment Date	Amount Per Unit
February 22, 2017	March 31, 2017	April 17, 2017	$2.02

9.	EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Numerator for basic and diluted earnings per unit—increase in Members’ Capital resulting from operations	$15,247	$5,030
Denominator for basic and diluted earnings per unit—the weighted average Units outstanding	5,178,886	2,142,978
Basic and diluted earnings (loss) per unit	$2.94	$2.35

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

10.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Per Unit Data:(1)
NAV, beginning of period	$97.05	$97.73
Net investment income (loss)	2.63	2.02
Net realized and unrealized gains (losses)	0.36 (2)	0.33
Income tax provision, realized gain	(0.13)	–

Net increase (decrease) in net assets resulting from operations	2.86(2)	2.35

Distributions declared from net investment income(3)	(2.93)	(2.02)

Total increase (decrease) in net assets	(0.07)	0.33

NAV, end of period	$96.98	$98.06

Units outstanding, end of period	5,581,529	2,142,978
Weighted average units outstanding	5,178,886	2,142,978
Total return based on NAV(4)	2.95%	2.40%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Members’ Capital, end of period	$541,270	$210,144
Ratio of net expenses to average Members’ Capital(5)	7.42%	4.32%
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital(5)	2.13%	2.45%
Ratio of interest and other debt expenses to average Members’ Capital(5)	4.74%	1.87%
Ratio of incentive fees to average Members’ Capital(5)	0.55%	–%
Ratio of total expenses to average Members’ Capital(5)	7.42%	4.32%
Ratio of net investment income (loss) to average Members’ Capital(5)	12.89%	9.09%
Average debt outstanding	$412,850	$68,711
Average debt per unit(6)	$79.72	$32.06
Portfolio turnover	6%	1%

(1)	The per unit data was derived by using the weighted average units outstanding during the applicable period.
(2)	For the three months ended March 31, 2018, the amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.
(3)	The per unit data for distributions declared reflects the actual amount of distributions declared per unit for the applicable period.
(4)	Total return based on NAV is calculated as the change in NAV per unit during the period plus dividends declared per unit, divided by the beginning NAV per unit.
(5)	Annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.
(6)	Average debt per unit is calculated as average debt outstanding divided by the weighted average units outstanding during the applicable period.

11.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Financial Condition date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On April 20, 2018, the Company delivered a capital drawdown notice to its investors relating to the sale of 339,498 common Units for an aggregate offering price of approximately $32,923. The common Units were issued on April 27, 2018.

On May 1, 2018, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period April 1, 2018 through June 30, 2018, payable on or about July 25, 2018 to unitholders of record as of June 29, 2018.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through March 31, 2018, we have originated $1,133.85 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We expect to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in private middle-market credit obligations and related instruments. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. “Middle market” is used to refer to companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) of between $5 million and $75 million annually. While, as a result of fluctuations in the net asset value (“NAV”) of one asset relative to another asset, private middle-market credit obligations and related instruments may represent less than 80% of our net assets (plus any borrowings for investment purposes) at any time, we may not invest, under normal circumstances, more than 20% of our net assets (plus any borrowings for investment purposes) in securities and other instruments that are not private middle-market credit obligations and related instruments. To the extent we determine to invest indirectly in private middle-market credit obligations and related instruments, we may invest through certain synthetic instruments, including derivatives that have similar economic characteristics to private middle-market credit obligations. For purposes of determining compliance with our 80% policy, each applicable derivative instrument will be valued based upon its market value. We will notify our unitholders at least 60 days prior to any change to the 80% investment policy described above.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure–We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2017.

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other client accounts managed by our Investment Adviser (including Goldman Sachs BDC, Inc. (“GS BDC”) and Goldman Sachs Middle Market Lending Corp. (“GS MMLC”), collectively with other client accounts managed by our Investment Adviser, the “Accounts”), which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fee income as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

Expenses

Our primary operating expenses include the payment of the management fee (the “Management Fee”) and the incentive fee (the “Incentive Fee”) to the Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. Pursuant to an investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”), Company expenses borne by us in the ordinary course on an annual basis (excluding Management Fees, Incentive Fees, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to us by holders of common units of our limited liability company interests (“Units”); provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. We bear all other costs and expenses of our operations and transactions in accordance with our investment advisory agreement (the “Investment Advisory Agreement”) and administration agreement (the “Administration Agreement”), including those relating to:

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

Leverage

The revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”) and the revolving credit facility with Bank of America, N.A. (the “BoA Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of March 31, 2018 and December 31, 2017, our asset coverage ratio was 224% and 227%, respectively. The recently passed Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements. Under the legislation, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ (the “Board of Directors” or the “Board”) assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2018 and December 31, 2017, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc. of $18.42 million and $1.31 million, respectively) consisted of the following:

	As of
	March 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$312.58	$312.29	32.3%	$285.51	$285.25	32.6%
First Lien/Last-Out Unitranche	143.55	143.37	14.8	112.51	112.96	13.0
Second Lien/Senior Secured Debt	497.30	499.04	51.7	465.33	466.97	53.3
Unsecured Debt	3.79	3.78	0.4	3.79	3.78	0.4
Preferred Stock	2.50	3.15	0.3	2.50	2.98	0.3
Common Stock	5.25	4.93	0.5	4.25	3.57	0.4
Warrants	0.10	0.09	0.0	0.10	0.10	0.0

Total Investments	$965.07	$966.65	100.0%	$873.99	$875.61	100.0%

As of March 31, 2018 and December 31, 2017, the weighted average yield by asset type of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.3%	10.3%	10.0%	10.1%
First Lien/Last-Out Unitranche(2)(3)	10.8%	10.8%	10.5%	10.4%
Second Lien/Senior Secured Debt(2)	10.7%	10.6%	10.3%	10.2%
Unsecured Debt(2)	13.7%	13.7%	13.7%	13.8%
Preferred Stock(4)	0.0%	0.0%	0.0%	0.0%
Common Stock(4)	0.0%	0.0%	0.0%	0.0%
Warrants(4)	0.0%	0.0%	0.0%	0.0%
Total Portfolio	10.5%	10.5%	10.2%	10.1%

(1)	The weighted average yield of our portfolio does not represent the total return to our unitholders.
(2)

Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

(3)	The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.
(4)

Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018	December 31, 2017
Number of portfolio companies	42	38
Percentage of performing debt bearing a floating rate(1)	98.1%	98.0%
Percentage of performing debt bearing a fixed rate(1)(2)	1.9%	2.0%
Weighted average leverage (net debt/EBITDA)(3)	5.5x	5.4x
Weighted average interest coverage(3)	2.3x	2.5x
Median EBITDA(3)	$40.28 million	$41.8 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
(3)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The net debt to EBITDA represents the ratio of a portfolio company’s total debt (net of cash) and excluding debt subordinated to our investment in a portfolio company, to a portfolio company’s EBITDA. The interest coverage ratio represents the ratio of a portfolio company’s EBITDA as a multiple of a portfolio company’s interest expense. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. Median EBITDA is based on our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. As of March 31, 2018 and December 31, 2017, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 22.9% and 22.2%, respectively, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of March 31, 2018 and December 31, 2017:

As of
	March 31, 2018		December 31, 2017
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$–	–%	$–	–%
Grade 2	966.65	100.0	875.61	100.0
Grade 3	–	–	–	–
Grade 4	–	–	–	–

Total Investments	$966.65	100.0%	$875.61	100.0%

The increase in the fair value of investments with a grade 2 investment performance rating as of March 31, 2018 compared to December 31, 2017 was driven by an increase in net investment activity.

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018		December 31, 2017
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$965.07	100.0%	$873.99	100.0%
Non-accrual	–	–	–	–

Total Investments	$965.07	100.0%	$873.99	100.0%

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

The following table shows our investment activity for the three months ended March 31, 2018 and 2017 by investment type:

	For the Three Months Ended
	March 31, 2018		March 31, 2017
	($ in millions)
New investments committed at cost:
Gross originations	$161.37		$145.12
Less: Syndications(1)	–		–

Net amount of new investments committed at cost:	$161.37		$145.12
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$28.74		$32.27
First Lien/Last-Out Unitranche	80.59		48.33
Second Lien/Senior Secured Debt	50.14		62.26
Unsecured Debt	–		–
Preferred Stock	–		–
Common Stock	1.90		2.26
Warrants	–		–

Total	$161.37		$145.12

Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$4.55		$0.06
First Lien/Last-Out Unitranche	29.20		3.92
Second Lien/Senior Secured Debt	15.39		–
Unsecured Debt	–		–
Preferred Stock	–		–
Common Stock	3.22		–
Warrants	–		–

Total	$52.36		$3.98

Net increase (decrease) in portfolio	$109.01		$141.14

Number of new portfolio companies with new investment commitments(3)	5		7
Total new investment commitment amount in new portfolio companies(3)	$50.77		$130.61
Average new investment commitment amount in new portfolio companies(3)	$10.15		$18.66
Number of existing portfolio companies with new investment commitments(3)	7		2
Total new investment commitment amount in existing portfolio companies(3)	$110.60		$14.51
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.5		6.0
Percentage of new debt investment commitments at floating interest rates(3)	93.8%		100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	6.3%		0.0%
Weighted average yield on new debt and income producing investment commitments (2) (3)	10.4%	(5)	10.1%	(9)
Weighted average yield on new investment commitments (2) (3)	10.3%	(6)	9.9%	(10)
Weighted average yield on debt and income producing investments sold or paid down	9.9%	(7)	10.0%	(11)
Weighted average yield on investments sold or paid down	9.3%	(8)	10.0%	(12)

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”).
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(5)

Computed based on (a) the annual actual interest rate on new debt and income producing investment commitments as of the reporting date, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are non-accrual.

(6)

Computed based on (a) the annual actual interest rate on new investment commitments as of the reporting date, divided by (b) the total new investment commitments (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.

(7)

Computed based on (a) the annual actual interest rate on debt and income producing investments sold or paid down as of the reporting date, divided by (b) the total debt and income producing investments sold or paid down. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments and investments that are non-accrual.

(8)

Computed based on (a) the annual actual interest rate on investments sold or paid down as of the reporting date, divided by (b) the total investments sold or paid down (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments

(9)

Computed based on (a) the annual stated interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are non-accrual. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(10)

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

(11)

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

(12)

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

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	($ in millions)
Total investment income	$25.14	$6.94
Net expenses	(11.50)	(2.60)

Net investment income (loss)	13.64	4.34

Net realized gain (loss) on investments	2.32	–
Net unrealized appreciation (depreciation) on investments	(0.04)	–
Income tax provision, realized gain	(0.67)	–

Net increase (decrease) in Members’ Capital resulting from operations	$15.25	$4.34

Net increase in Members’ Capital resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	($ in millions)
Interest	$24.77	$6.77
Dividend income	0.04	0.01
Other income	0.33	0.16

Total investment income	$25.14	$6.94

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $6.77 million for the three months ended March 31, 2017 to $24.77 million for the three months ended March 31, 2018, primarily due to an increase in the size of our portfolio. The amortized cost of the portfolio increased from $348.13 million as of March 31, 2017 to $965.07 million as of March 31, 2018. Included in interest for the three months ended March 31, 2018 and 2017 is $0.74 million and $0 million, respectively, in prepayment premiums and $0.74 million and $0 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Expenses

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	($ in millions)
Interest and other debt expenses	$5.87	$0.97
Management fees	1.94	0.79
Incentive fees	2.74	–
Offering costs	–	0.42
Professional fees	0.51	0.21
Administration, custodian and transfer agent fees	0.21	0.10
Directors’ fees	0.08	0.03
Other expenses	0.15	0.08

Net expenses	$11.50	$2.60

Interest and other debt expenses

Interest and other debt expense increased from $0.97 million for the three months ended March 31, 2017 to $5.87 million for the three months ended March 31, 2018. This was primarily due to an increase in the average aggregate daily borrowings from $68.71 million to $412.85 million.

Management Fees and Incentive Fees

Management Fees increased from $0.79 million for the three months ended March 31, 2017 to $1.94 million for the three months ended March 31, 2018 as a result of an increase in the size of our portfolio, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. The accrual for Incentive Fees increased from $0 million for the three months ended March 31, 2017 to $2.74 million for the three months ended March 31, 2018 as a result of an increase in net investment income.

Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses increased from $0.21 million and $0.21 million, respectively, for the three months ended March 31, 2017 to $0.51 million and $0.44 million, respectively, for the three months ended March 31, 2018 due primarily to an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies for the three months ended March 31, 2018 and 2017 consisted of the following:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	($ in millions)
myON Holdings, LLC	$2.32	$–
Other, net	–	–

Net realized gain (loss)	$2.32	$–

In connection with the proceeds received from the exit of our equity investment in myON, LLC, we recorded an income tax provision on realized gains of $0.67 million for the three months ended March 31, 2018.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net unrealized appreciation (depreciation) on investments for the three months ended March 31, 2018 and 2017 were as follows:

	March 31, 2018	March 31, 2017
	($ in millions)
Unrealized appreciation	$1.53	$0.78
Unrealized depreciation	(1.57)	(0.09)

Net change in unrealized appreciation (depreciation) on investments	$(0.04)	$0.69

The change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2018 and 2017 consisted of the following:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	($ in millions)
Portfolio Company:
Collaborative Imaging, LLC	$(0.13)	$–
Continuum Managed Services LLC—Class A	0.08	–
Continuum Managed Services LLC—Class B	0.34	–
Country Fresh Holdings, LLC	(0.15)	–
Datacor Holdings, Inc.	0.11	0.06
DuBois Chemicals, Inc.	(0.01)	0.25
Granicus, Inc.	0.05	0.05
Intelligent Document Solutions, Inc.	(0.17)	–
Odyssey Logistics & Technology Corporation	0.14	–
SF Home Décor, LLC	0.27	–
Smarsh, Inc.	0.11	–
Vantage Mobility International, LLC	(0.53)	–
Yasso, Inc.	(0.22)	–
You Fit, LLC	(0.05)	0.39
Other, net(1)	0.12	(0.06)

Total	$(0.04)	$0.69

(1)

For the three months ended March 31, 2018 and 2017, other, net includes gross unrealized appreciation of $0.43 million and $0.03 million, respectively, and gross unrealized depreciation of $(0.31) million and $(0.09) million, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our unitholders, we may enter into credit facilities in addition to our Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage” for more information regarding the recently passed Small Business Credit Availability Act. As of March 31, 2018 and December 31, 2017, our asset coverage ratio based on aggregate borrowings outstanding was 224% and 227%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of March 31, 2018, we had cash of approximately $12.92 million, an increase of $4.70 million from December 31, 2017. In addition, as of March 31, 2018, we had an investment in a money market fund managed by an affiliate of Group Inc. of $18.42 million. Cash used by operating activities for the three months ended March 31, 2018 was approximately $87.47 million, primarily driven by net purchases of investments of $87.28 million, offset by other operating activities of $1.66 million, net sales of investments in the affiliated money market fund of $17.10 million and an increase in Members’ Capital resulting from operations of $15.25 million. Cash provided by financing activities for the three months ended March 31, 2018 was approximately $92.18 million, primarily driven by proceeds from the issuance of common Units of $54.87 million and net borrowings on debt of $51.50 million, partially offset by distributions paid of $14.19 million.

As of March 31, 2017, we had cash of approximately $5.81 million, an increase of $1.95 million from December 31, 2016. In addition, as of March 31, 2017, we had an investment in a money market fund managed by an affiliate of Group Inc. of $64.36 million. Cash used by operating activities for the three months ended March 31, 2017 was approximately $70.07 million, primarily driven by net purchases of investments of $148.78 million and other operating activities of $0.28 million, offset by net sales of investments in the affiliated money market fund of $73.96 million, and increase in Members’ Capital resulting from operations of $5.03 million. Cash provided by financing activities for the three months ended March 31, 2017 was approximately $72.02 million, primarily driven by net borrowings on debt of $75.50 million, partially offset by a distribution paid of $3.00 million and other financing activities of $0.48 million.

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

As of March 31, 2018 and December 31, 2017, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2018			December 31, 2017
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$548.72	50%	$1,097.43	$603.59	45%

The following table summarizes the total Units issued and proceeds received related to capital drawdowns for the three months ended March 31, 2018:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
February 21, 2018	335,966	$32.92
March 28, 2018	222,135	$21.95

Total capital drawdowns	558,101	$54.87

There were no capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2017.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party.

The following table shows our contractual obligations as of March 31, 2018:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
BoA Revolving Credit Facility	$235.00	$235.00	$–	$–	$–
JPM Revolving Credit Facility	$200.00	$–	$–	$200.00	$–

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

Subject to availability under the “Borrowing Base,” the maximum principal amount of the BoA Revolving Credit Facility was $250.00 million as of March 31, 2018, of which $235.00 million was drawn as of March 31, 2018. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. We have the ability to increase the maximum principal amount of the BoA Revolving Credit Facility up to $750.00 million, subject to increasing commitments of existing lenders and/or obtaining commitments of new lenders and certain other conditions. The BoA Revolving Credit Facility will mature on July 17, 2018, subject to extension with the consent of the Administrative Agent and the extending lenders, and certain other conditions.

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

The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2018, the total commitments under the JPM Revolving Credit Facility were $400.00 million, of which $200.00 million was drawn. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fourth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter (the “BDC CFTC No-Action Letter”) with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the BDC CFTC No-Action Letter imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter. As of March 31, 2018, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2018, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of March 31, 2018 and December 31, 2017, our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2018	December 31, 2017
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$27.34	$29.94
First Lien/Last-Out Unitranche	21.10	–
Second Lien/Senior Secured Debt	9.00	5.80

Total	$57.44	$35.74

As of March 31, 2018, we had aggregate Commitments and undrawn Commitments from investors as follows:

	March 31, 2018
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$548.72	50%

RECENT DEVELOPMENTS

On April 20, 2018, the Company delivered a capital drawdown notice to its investors relating to the sale of 339,498 common Units for an aggregate offering price of approximately $32.92 million. The common Units were issued on April 27, 2018.

On May 1, 2018, the Board of Directors elected Susan B. McGee as a director of the Company effective June 1, 2018. Ms. McGee has also been appointed to serve on the Company’s audit committee, governance and nominating committee, compensation committee, compliance committee and contract review committee. As previously disclosed, in connection with Ms. McGee’s election, Janet Clark resigned from the Board of Directors effective at the conclusion of the meeting held on May 1, 2018. Ms. McGee was not appointed to the Board of Directors pursuant to any arrangement or understanding with any other person. Ms. McGee has no family relationships with any director or executive officer of the Company and there are no transactions in which Ms. McGee has an interest requiring disclosure under Item 404(a) of Regulation S-K promulgated by the SEC. Ms. McGee will be entitled to receive compensation for her service on the Board consistent with our director compensation program for independent directors.

On May 1, 2018, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period April 1, 2018 through June 30, 2018, payable on or about July 25, 2018 to unitholders of record as of June 30, 2018.

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

Investment Transactions and Related Investment Income

We record our investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method. Dividend income on common equity investments is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Interest income and dividend income are presented net of withholding tax, if any. Accretion of discounts and amortization of premiums, which are included in interest income and expense, are recorded over the life of the underlying instrument using the effective interest method.

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

Non-Accrual Status

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, principal and interest payments are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2018 and December 31, 2017, we had no investments on non-accrual status.

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

As of March 31, 2018 and December 31, 2017, on a fair value basis, approximately 1.9% and 2.0%, respectively, of our performing debt investments (including income-producing preferred stock) bore interest at a fixed rate and approximately 98.1% and 98.0%, respectively, of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facilities bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2018 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2018 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$25.53	$(12.07)	$13.46
Up 200 basis points	17.02	(8.05)	8.97
Up 100 basis points	8.51	(4.02)	4.49
Up 75 basis points	6.39	(3.02)	3.37
Up 50 basis points	4.25	(2.01)	2.24
Up 25 basis points	2.13	(1.01)	1.12
Down 25 basis points	(2.13)	1.01	(1.12)
Down 50 basis points	(4.25)	2.01	(2.24)
Down 75 basis points	(6.39)	3.02	(3.37)
Down 100 basis points	(7.98)	4.02	(3.96)
Down 200 basis points	(9.21)	7.58	(1.63)
Down 300 basis points	(9.22)	7.58	(1.64)

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A: “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 22, 2018. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current unitholders. The Investment Company Act limits our ability to borrow amounts or issue debt securities or preferred units, which we refer to collectively as “senior securities,” to amounts such that our asset coverage ratio, as defined under the Investment Company Act, equals at least 200% immediately after such borrowing or issuance (except in connection with certain trading practices or investments) or 150% if certain requirements are met, as described below. Consequently, if the value of our assets declines, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous to us and, as a result, our unitholders. The recently passed Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements. Under the legislation, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. As a result, BDCs may be able to incur additional leverage in the future, and the risks associated with an investment in BDCs may increase.

Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

We and our portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes and uncertainty regarding any such changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding certain legislation and the regulations that have been adopted and future regulations that will need to be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which impacts many aspects of the financial services industry. Many of the provisions of the Dodd-Frank Act have been implemented, while others will still require final rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including current rules and regulations and proposed rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us and our portfolio companies, intensify the regulatory supervision of us and our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

On March 23, 2018, President Trump signed into law the Small Business Credit Availability Act, which modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150%, subject to certain approval and disclosure requirements (including either unitholder approval or approval of both a majority of the directors who have no financial interest in the matter and a majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC). As a result, BDCs may be able to incur additional leverage in the future, and the risks associated with an investment in BDCs may increase. See “—Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2018:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
February 21, 2018	335,966	$32.92
March 28, 2018	222,135	$21.95
Total capital drawdowns	558,101	$54.87

Each of the above issuances and sales of the common Units was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D or Regulation S under the Securities Act. Each purchaser of common Units was required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of Units sold outside the United States, not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) was acquiring the common Units purchased by it for investment and not with a view to resell or distribute. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 1, 2018, the Board of Directors elected Susan B. McGee as a director of the Company effective June 1, 2018. Ms. McGee has also been appointed to serve on the Company’s audit committee, governance and nominating committee, compensation committee, compliance committee and contract review committee. As previously disclosed, in connection with Ms. McGee’s election, Janet Clark resigned from the Board of Directors effective at the conclusion of the meeting held on May 1, 2018. Ms. McGee was not appointed to the Board of Directors pursuant to any arrangement or understanding with any other person. Ms. McGee has no family relationships with any director or executive officer of the Company and there are no transactions in which Ms. McGee has an interest requiring disclosure under Item 404(a) of Regulation S-K promulgated by the SEC. Ms. McGee will be entitled to receive compensation for her service on the Board consistent with our director compensation program for independent directors.

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Date: May 3, 2018	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: May 3, 2018	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)