Form 10-Q
period 2018-09-30
Goldman Sachs Private Middle Market Credit LLC
filed 2018-11-01
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  X    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of the registrant’s limited liability company common units outstanding as of November 1, 2018 was 7,720,009.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	September 30, 2018 (unaudited)	December 31, 2017
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,271,941 and $873,989, respectively)	$1,268,994	$875,610
Non-controlled affiliated investments (cost of $38,175 and $0, respectively)	38,765	–
Investments in affiliated money market fund (cost of $21 and $1,313, respectively)	21	1,313
Cash	22,185	8,220
Receivable for investments sold	466	–
Receivable for common units sold	2,031	–
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	7,910	5,189
Deferred financing costs	3,997	5,015
Unrealized appreciation on foreign currency forward contracts	2	–
Other assets	332	2

Total assets	$1,344,703	$895,349

Liabilities

Debt	$555,347	$383,500
Interest and other debt expenses payable	4,462	2,014
Management fees payable	2,564	1,675
Incentive fees payable	14,064	5,864
Payable for investments purchased	5,277	–
Distribution payable	21,456	14,194
Directors’ fees payable	84	5
Accrued expenses and other liabilities	2,127	591

Total liabilities	$605,381	$407,843

Commitments and Contingencies (Note 8)

Members’ Capital

Preferred units (0 units issued and outstanding)	$–	$–
Common units (7,720,009 and 5,023,428 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	755,400	492,016
Accumulated net realized gain (loss)	1,442	69
Accumulated undistributed (distributions in excess of ) net investment income	(15,206)	(6,200)
Net unrealized appreciation (depreciation)	(2,314)	1,621

TOTAL MEMBERS’ CAPITAL	$739,322	$487,506

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,344,703	$895,349

Net asset value per unit	$95.77	$97.05

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$30,926	$14,749	$82,784	$33,014
Other income	553	177	1,201	644

Total investment income from non-controlled/non-affiliated investments	31,479	14,926	83,985	33,658
From non-controlled affiliated investments:
Interest income	686	–	1,062	–
Dividend income	157	2	246	14
Other income	8	–	11	–

Total investment income from non-controlled affiliated investments	851	2	1,319	14

Total investment income	$32,330	$14,928	$85,304	$33,672

Expenses:
Interest and other debt expenses	$7,279	$2,980	$19,786	$5,982
Management fees	2,564	1,351	6,694	3,129
Incentive fees	2,961	1,541	8,200	3,736
Offering costs	–	–	–	949
Professional fees	290	375	1,217	819
Administration, custodian and transfer agent fees	244	150	681	372
Directors’ fees	93	31	266	90
Other expenses	415	85	727	259

Total expenses	$13,846	$6,513	$37,571	$15,336

NET INVESTMENT INCOME (LOSS)	$18,484	$8,415	$47,733	$18,336

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$–	$(9)	$2,317	$(11)
Foreign currency transactions	(274)	–	(274)	–
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(2,796)	261	(4,568)	690
Non-controlled affiliated investments	731	–	590	–
Foreign currency forward contracts	2	–	2	–
Foreign currency translations	258	–	258	–

Net realized and unrealized gains (losses)	$(2,079)	$252	$(1,675)	$679

(Provision) benefit for taxes on realized gain/loss on investments	$–	$–	$(670)	$–
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(217)	–	(217)	–

NET INCREASE (DECREASE) IN MEMBERS’ CAPITAL RESULTING FROM OPERATIONS	$16,188	$8,667	$45,171	$19,015

Net investment income (loss) per unit (basic and diluted)	$2.70	$2.41	$8.01	$6.77
Earnings (loss) per unit (basic and diluted)	$2.37	$2.48	$7.58	$7.02
Weighted average units outstanding	6,838,195	3,492,675	5,959,255	2,708,267
Distribution declared per unit	$2.78	$2.42	$8.63	$6.84

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Increase (decrease) in Members’ Capital resulting from operations:
Net investment income (loss)	$47,733	$18,336
Net realized gain (loss)	2,043	(11)
Net change in unrealized appreciation (depreciation)	(3,718)	690
(Provision) benefit for taxes on realized gain/loss on investments	(670)	–
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(217)	–

Net increase (decrease) in Members’ Capital resulting from operations	$45,171	$19,015

Distributions to unitholders from:
Net investment income	$(56,739)	$(22,055)

Total distributions to unitholders	$(56,739)	$(22,055)

Capital transactions:
Issuance of units (2,696,581 and 1,980,116 units, respectively)	$263,384	$195,655

Net increase in Members’ Capital resulting from capital transactions	$263,384	$195,655

TOTAL INCREASE (DECREASE) IN MEMBERS’ CAPITAL	$251,816	$192,615

Members’ Capital at beginning of period	$487,506	$209,441

Members’ Capital at end of period	$739,322	$402,056

Accumulated undistributed (distributions in excess of) net investment income	$(15,206)	$(4,053)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017

Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations:	$45,171	$19,015
Adjustments to reconcile net increase (decrease) in Members’ Capital resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(566,557)	(522,458)
Payment-in-kind	(182)	–
Investments in affiliated money market fund, net	1,292	138,310
Proceeds from sales of investments and principal repayments	137,463	59,665
Net realized (gain) loss on investments	(2,317)	11
Net change in unrealized (appreciation) depreciation on investments	3,978	(690)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(2)	–
Amortization of premium and accretion of discount, net	(4,534)	(1,462)
Amortization of deferred financing costs	1,463	847
Amortization of deferred offering costs	–	949
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(466)	–
(Increase) decrease in receivable for common units sold	(2,031)	(2,435)
(Increase) decrease in interest and dividends receivable	(2,721)	(1,949)
(Increase) decrease in other assets	(330)	(19)
Increase (decrease) in interest and other debt expenses payable	3,093	420
Increase (decrease) in management fees payable	889	653
Increase (decrease) in incentive fees payable	8,200	3,736
Increase (decrease) in investments purchased payable	5,277	–
Increase (decrease) in accrued organization costs	–	(115)
Increase (decrease) in directors’ fees payable	79	27
Increase (decrease) in accrued expenses and other liabilities	1,536	269

Net cash provided by (used for) operating activities	$(370,699)	$(305,226)

Cash flows from financing activities:
Proceeds from issuance of common units	$263,384	$195,655
Offering costs paid	–	(375)
Distributions paid	(49,477)	(15,091)
Financing costs paid	(1,090)	(273)
Borrowings on debt	454,597	492,000
Repayments of debt	(282,750)	(333,000)

Net cash provided by (used for) financing activities	$384,664	$338,916

Net increase (decrease) in cash	13,965	33,690
Cash, beginning of period	8,220	3,863

Cash, end of period	$22,185	$37,553

Supplemental and non-cash financing activities
Interest expense paid	$14,413	$4,305
Accrued but unpaid deferred financing and debt issuance costs	$15	$7
Accrued but unpaid distributions	$21,456	$9,962
Exchange of investments	$1,054	$–

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of September 30, 2018

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

Investments at Fair Value – 176.89% #

Corporate Debt – 174.59%

1st Lien/Senior Secured Debt – 81.20%
Accuity Delivery Systems, LLC^ (1) (2)	Health Care Providers & Services	9.34%	L + 7.00%; 1.00% Floor	06/13/2023	$15,350	$14,911	$14,890
Associations, Inc.(1) (2)	Real Estate Management & Development	11.25%	P + 6.00% (incl. 3.00% PIK); 2.00% Floor	07/30/2024	17,801	17,584	17,579
Associations, Inc.(1) (2) (3) (4)	Real Estate Management & Development		P + 5.00%; 2.00% Floor	07/30/2024	886	(11)	(11)
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	11.25%	P + 6.00% (incl. 3.00% PIK); 2.00% Floor	07/30/2024	4,437	1,526	1,525
Bullhorn, Inc.(1) (2) (5)	Internet Software & Services	9.07%	L + 6.75%; 1.00% Floor	11/21/2022	635	624	630
Bullhorn, Inc.(1) (2) (3) (5)	Internet Software & Services	9.09%	L + 6.75%; 1.00% Floor	11/21/2022	952	581	589
Bullhorn, Inc.(1) (2) (3) (5)	Internet Software & Services	9.07%	L + 6.75%; 1.00% Floor	11/21/2022	6,330	4,789	4,790
Bullhorn, Inc. (1) (2) (5)	Internet Software & Services	9.07%	L + 6.75%; 1.00% Floor	11/21/2022	17,648	17,497	17,515
Businessolver.com, Inc.(1) (2) (5)	Health Care Technology	9.81%	L + 7.50%; 1.00% Floor	05/15/2023	31,875	31,276	31,238
Businessolver.com, Inc.(1) (2) (3) (4) (5)	Health Care Technology		L + 7.50%; 1.00% Floor	05/15/2023	3,984	(74)	(80)
Businessolver.com, Inc.(1) (2) (3) (5)	Health Care Technology	9.81%	L + 7.50%; 1.00% Floor	05/15/2023	4,781	745	701
Collaborative Imaging, LLC^^^ (1) (2) (5)	Health Care Providers & Services	8.85%	L + 6.50%; 1.00% Floor	03/28/2025	11,500	11,337	11,270
Collaborative Imaging, LLC^^^ (1) (2) (5)	Health Care Providers & Services	8.85%	L + 6.50%; 1.00% Floor	03/28/2025	1,900	1,873	1,862
Continuum Managed Services LLC(1) (2) (5)	IT Services	8.25%	L + 6.00%; 1.00% Floor	06/08/2023	31,452	30,734	30,823
Continuum Managed Services LLC(1) (2) (3) (4) (5)	IT Services		L + 6.00%; 1.00% Floor	06/08/2023	2,658	(57)	(53)
Continuum Managed Services LLC(1) (2) (3) (4) (5)	IT Services		L + 6.00%; 1.00% Floor	06/08/2022	3,280	(67)	(66)
Dade Paper & Bag, LLC(1) (2) (5)	Distributors	9.74%	L + 7.50%; 1.00% Floor	06/10/2024	16,195	15,917	15,993
Dade Paper & Bag, LLC(1) (2) (5)	Distributors	9.24%	L + 7.00%; 1.00% Floor	06/10/2024	2,066	2,047	1,988
Datacor Holdings, Inc.(2) (5)	Chemicals	9.50%		08/12/2022	13,830	13,633	13,622
Datto, Inc.(1) (2) (5)	IT Services	10.15%	L + 8.00%; 1.00% Floor	12/07/2022	53,640	52,712	52,701
Datto, Inc.(1) (2) (3) (4) (5)	IT Services		L + 8.00%; 1.00% Floor	12/07/2022	3,610	(61)	(63)
Diligent Corporation(1) (2)	Professional Services	8.03%	L + 5.50%; 1.00% Floor	04/14/2022	€24,509	27,993	28,029
Diligent Corporation(1) (2) (3)	Professional Services	8.03%	L + 5.50%; 1.00% Floor	04/14/2022	1,150	760	759
Empirix, Inc.(1) (2) (3) (4)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,900	(33)	(33)
Empirix, Inc.(1) (2)	Diversified Telecommunication Services	8.47%	L + 6.25%; 1.00% Floor	09/25/2024	33,700	33,112	33,110
Fenergo Finance 3 Limited(1) (2) (6)	Diversified Financial Services	8.64%	L + 6.25%; 1.00% Floor	09/05/2024	€26,900	30,726	30,686
Fenergo Finance 3 Limited(1) (2) (3) (4) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,785	(31)	(31)
Fenergo Finance 3 Limited(1) (2) (3) (4) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€2,300	(46)	(50)
FWR Holding Corporation(2) (5)	Hotels, Restaurants & Leisure	7.99%	L + 5.75%; 1.00% Floor	08/21/2023	13,534	13,247	13,230
FWR Holding Corporation(2) (3) (5)	Hotels, Restaurants & Leisure	8.80%	L + 5.75%; 1.00% Floor	08/21/2023	1,764	1,066	1,063
FWR Holding Corporation(2) (3) (5)	Hotels, Restaurants & Leisure	7.99%	L + 5.75%; 1.00% Floor	08/21/2023	4,400	1,618	1,611
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	8.32%	L + 6.00%; 1.00% Floor	09/04/2024	15,300	14,997	14,994
Gastro Health Holdco, LLC(1) (2) (3) (4)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2023	3,100	(61)	(62)
Gastro Health Holdco, LLC(1) (2) (3) (4)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2024	7,700	(95)	(96)
Hygiena Borrower LLC(2) (5)	Life Sciences Tools & Services	6.38%	L + 4.00%; 1.00% Floor	08/26/2022	5,702	5,621	5,588
Hygiena Borrower LLC(2) (3) (4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	863	(6)	(17)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of September 30, 2018 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

Hygiena Borrower LLC (2) (3) (4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	$580	$(8)	$(12)
iCIMS, Inc.(1) (2)	Software	8.64%	L + 6.50%; 1.00% Floor	09/12/2024	45,158	44,261	44,255
iCIMS, Inc.(1) (2) (3) (4)	Software		L + 6.50%; 1.00% Floor	09/12/2024	2,822	(56)	(56)
Integral Ad Science, Inc.(1) (2) (5)	Media	9.50%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	35,724	35,030	35,009
Integral Ad Science, Inc.(1) (2) (3) (4) (5)	Media		L + 6.00%; 1.00% Floor	07/19/2023	2,741	(53)	(55)
Lithium Technologies, Inc.(1) (2) (3) (5)	Internet Software & Services	10.35%	L + 8.00%; 1.00% Floor	10/03/2022	58,727	31,198	31,378
Lithium Technologies, Inc. (1) (2) (3) (4) (5)	Internet Software & Services		L + 8.00%; 1.00% Floor	10/03/2022	4,046	(42)	(32)
Netvoyage Corporation(1) (2) (5)	Software	11.25%	L + 9.00%; 1.00% Floor	03/24/2022	13,763	13,552	13,591
Netvoyage Corporation(1) (2) (3) (4) (5)	Software		L + 9.00%; 1.00% Floor	03/24/2022	1,044	(15)	(13)
Pathway Partners Vet Management Company, LLC(2) (3)	Health Care Providers & Services	6.49%	L + 4.25%	10/10/2024	2,571	1,035	1,047
Picture Head Midco LLC(1) (2)	Media	8.99%	L + 6.75%; 1.00% Floor	08/31/2023	34,930	34,241	34,231
Picture Head Midco LLC(1) (2) (3) (4)	Media		L + 6.75%; 1.00% Floor	08/31/2023	3,840	(38)	(38)
Picture Head Midco LLC (1) (2) (3) (4)	Media		L + 6.75%; 1.00% Floor	08/31/2023	3,840	(76)	(77)
SF Home Décor, LLC(1) (2)	Household Products	11.89%	L + 9.50%; 1.00% Floor	07/13/2022	29,625	28,905	28,736
SPay, Inc.(1) (2) (5)	Internet Software & Services	7.91%	L + 5.75%; 1.00% Floor	06/17/2024	15,500	15,202	15,190
SPay, Inc.(1) (2) (3) (4) (5)	Internet Software & Services		L + 5.75%; 1.00% Floor	06/17/2024	8,630	(82)	(173)
SPay, Inc.(1) (2) (3) (5)	Internet Software & Services	8.02%	L + 5.75%; 1.00% Floor	06/17/2024	1,730	1,236	1,234
VRC Companies, LLC(2) (3) (5)	Commercial Services & Supplies	8.74%	L + 6.50%; 1.00% Floor	03/31/2023	2,833	2,230	2,227
Xactly Corporation(1) (2) (5)	Internet Software & Services	9.50%	L + 7.25%; 1.00% Floor	07/29/2022	34,390	33,823	33,960
Xactly Corporation(1) (2) (3) (4) (5)	Internet Software & Services		L + 7.25%; 1.00% Floor	07/29/2022	2,554	(39)	(32)
Yasso, Inc.(1) (2) (5)	Food Products	9.99%	L + 7.75%; 1.00% Floor	03/23/2022	14,283	14,070	13,711

Total 1st Lien/Senior Secured Debt						600,758	600,305

1st Lien/Last-Out Unitranche (7) – 22.14%
Intelligent Document Solutions, Inc.(1) (2) (5)	Diversified Financial Services	8.39%	L + 6.00%; 1.00% Floor	02/28/2024	30,800	29,873	29,799
Intelligent Document Solutions, Inc.(1) (2) (3) (5)	Diversified Financial Services	8.33%	L + 6.00%; 1.00% Floor	02/28/2024	21,100	12,119	12,058
RugsUSA, LLC(1) (2) (5)	Household Products	8.89%	L + 6.50%; 1.00% Floor	04/30/2023	8,830	8,748	8,742
Smarsh, Inc.(1) (2) (5)	Software	10.13%	L + 7.88%; 1.00% Floor	03/31/2021	56,784	55,952	56,074
Vantage Mobility International, LLC(2) (5)	Health Care Equipment & Supplies	10.01%	L + 7.75%; 1.00% Floor	09/09/2021	25,111	24,783	23,228
You Fit, LLC(2) (5)	Diversified Consumer Services	9.14%	L + 6.75%; 1.00% Floor	01/04/2022	34,500	33,705	33,810

Total 1st Lien/Last-Out Unitranche						165,180	163,711

2nd Lien/Senior Secured Debt – 70.74%
American Dental Partners, Inc.(1) (2) (5)	Health Care Providers & Services	10.89%	L + 8.50%; 1.00% Floor	09/25/2023	13,600	13,323	13,328
Association Member Benefits Advisors, LLC(2) (5)	Insurance	10.98%	L + 8.75%; 1.00% Floor	06/08/2023	28,000	27,560	27,580
Chase Industries, Inc.(1) (2) (5)	Building Products	10.34%	L + 8.00%; 1.00% Floor	05/11/2026	25,700	24,954	24,929
Chase Industries, Inc.(1) (2) (3) (4) (5)	Building Products		L + 8.00%; 1.00% Floor	05/11/2026	6,400	(183)	(192)
Country Fresh Holdings, LLC(1) (2) (5)	Food Products	11.09%	L + 8.75%; 1.00% Floor	10/02/2023	13,800	13,564	12,834
DuBois Chemicals, Inc.(1) (2) (8)	Chemicals	10.21%	L + 8.00%; 1.00% Floor	03/15/2025	25,330	24,888	25,077
ERC Finance, LLC(1) (2) (5)	Health Care Providers & Services	10.46%	L + 8.22%; 1.00% Floor	09/22/2025	29,800	29,189	29,204
Genesis Acquisition Co.(1) (2)	Diversified Financial Services	9.74%	L + 7.50%	07/31/2025	10,500	10,242	10,237
Genesis Acquisition Co.(1) (2) (3) (4)	Diversified Financial Services		L + 7.50%	07/31/2025	2,700	(33)	(34)
Granicus, Inc.(2) (5)	Software	11.32%	L + 9.00%; 1.00% Floor	09/07/2023	31,875	31,388	31,397
Hygiena Borrower LLC(2) (5)	Life Sciences Tools & Services	10.14%	L + 7.75%; 1.00% Floor	08/26/2023	2,810	2,756	2,754
Hygiena Borrower LLC(2) (3) (5)	Life Sciences Tools & Services	10.06%	L + 7.75%; 1.00% Floor	08/26/2023	1,030	136	127
ICP Industrial, Inc.(1) (2) (5)	Chemicals	10.38%	L + 8.25%; 1.00% Floor	05/03/2024	24,900	24,343	24,340
ICP Industrial, Inc.(1) (2) (5)	Chemicals	10.48%	L + 8.25%; 1.00% Floor	05/03/2024	5,800	5,671	5,670

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of September 30, 2018 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

Institutional Shareholder Services Inc.(1) (2)	Diversified Financial Services	10.14%	L + 7.75%; 1.00% Floor	10/16/2025	$7,700	$7,665	$7,738
Intelligent Medical Objects, Inc.(1) (2) (5)	Health Care Technology	11.27%	L + 8.50%; 1.00% Floor	12/22/2024	18,500	18,074	18,130
Market Track, LLC(1) (2) (5)	Internet Catalog & Retail	9.94%	L + 7.75%; 1.00% Floor	06/05/2025	32,800	31,931	31,488
MedPlast Holdings, Inc.(1) (2)	Health Care Equipment & Supplies	10.09%	L + 7.75%	07/02/2026	12,470	12,348	12,626
National Spine and Pain Centers, LLC(1) (2) (5)	Health Care Providers & Services	10.49%	L + 8.25%; 1.00% Floor	12/02/2024	28,500	27,753	27,787
Oasis Outsourcing Holdings, Inc.(1) (2) (5)	Diversified Financial Services	9.64%	L + 7.25%; 1.00% Floor	07/01/2024	33,580	33,144	33,160
Odyssey Logistics & Technology Corporation(1) (2) (5)	Road & Rail	10.24%	L + 8.00%; 1.00% Floor	10/12/2025	28,152	27,562	27,730
Pathway Partners Vet Management Company, LLC(2) (3)	Health Care Providers & Services	10.24%	L + 8.00%; 1.00% Floor	10/10/2025	5,329	3,191	3,189
Recipe Acquisition Corp.(2) (5)	Food Products	10.39%	L + 8.00%; 1.00% Floor	12/01/2022	20,000	19,722	19,700
RSC Acquisition, Inc.(1) (2) (5)	Insurance	10.53%	L + 8.00%; 1.00% Floor	11/30/2023	12,900	12,781	12,771
RSC Acquisition, Inc.(1) (2) (5)	Insurance	10.39%	L + 8.00%; 1.00% Floor	11/30/2023	8,310	8,230	8,227
RSC Acquisition, Inc.(1) (2) (3) (4) (5)	Insurance		L + 8.00%; 1.00% Floor	11/30/2023	6,400	(58)	(64)
SMB Shipping Logistics, LLC(1) (2) (5)	Air Freight & Logistics	11.10%	L + 8.75%; 1.00% Floor	02/03/2025	20,000	19,744	19,750
Spectrum Plastics Group, Inc.(1) (2)	Containers & Packaging	9.24%	L + 7.00%; 1.00% Floor	01/31/2026	9,975	9,928	9,825
USRP Holdings, Inc.(1) (2) (5)	Insurance	10.89%	L + 8.50%; 1.00% Floor	09/29/2025	10,300	10,177	10,171
USRP Holdings, Inc.(1) (2) (3) (5)	Insurance	10.84%	L + 8.50%; 1.00% Floor	09/29/2025	2,600	1,010	1,008
Xcellence, Inc.(1) (2) (5)	IT Services	11.10%	L + 8.75%; 1.00% Floor	06/22/2024	16,500	16,123	16,170
Young Innovations, Inc.(1) (2) (5)	Health Care Equipment & Supplies	10.14%	L + 7.75%; 1.00% Floor	11/07/2025	23,000	22,364	22,367
Zep Inc.(1) (2)	Chemicals	10.64%	L + 8.25%; 1.00% Floor	08/11/2025	35,700	34,890	34,004

Total 2nd Lien/Senior Secured Debt						524,377	523,028

Unsecured Debt – 0.51%
Recipe Acquisition Corp.(5)	Food Products	13.25% PIK		12/21/2022	3,851	3,797	3,793

Total Unsecured Debt						3,797	3,793

Total Corporate Debt						1,294,112	1,290,837

Portfolio Company	Industry		Coupon		Shares	Cost	Fair Value

Preferred Stock – 1.16%
Accuity Delivery Systems, LLC^ (1) (5) (9) (10)	Health Care Providers & Services				145,695	$4,800	$5,280
Datacor Holdings, Inc.(5) (6) (9) (10)	Chemicals		7.00% PIK		1,000,000	1,000	1,450
Recipe Acquisition Corp.(5) (9) (10)	Food Products		11.00% PIK		1,600	1,496	1,841

Total Preferred Stock						7,296	8,571

Common Stock – 1.12%
Collaborative Imaging Holdco, LLC – Class B^^^ (1) (5) (9)	Health Care Providers & Services				12,370	1,668	1,847
Collaborative Imaging Holdco, LLC – Class C^^^ (1) (5) (6) (9) (10)	Health Care Providers & Services				11,675	232	262
Continuum Managed Services LLC – Class A(1) (5) (9) (10)	IT Services				1,079	1,079	1,213
Continuum Managed Services LLC – Class B(1) (5) (9) (10)	IT Services				731,623	11	571
Elah Holdings, Inc.^ (1) (5) (9) (10)	Capital Markets				69,386	3,354	3,354
National Spine and Pain Centers, LLC(1) (5) (9) (10)	Health Care Providers & Services				900	900	558
Yasso, Inc.(1) (5) (9) (10)	Food Products				1,360	1,360	439

Total Common Stock						8,604	8,244

Portfolio Company	Industry				Units	Cost	Fair Value

Warrants – 0.02%
Recipe Acquisition Corp.(5) (9)	Food Products				44	$104	$107

Total Warrants						104	107

			Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund – 0.00% #
Goldman Sachs Financial Square Government Fund – Institutional Shares^^^			1.98%(11)		20,906	$21	$21

Total Investments in Affiliated Money Market Fund						21	21

TOTAL INVESTMENTS – 176.89%						$1,310,137	$1,307,780

LIABILITIES IN EXCESS OF OTHER ASSETS – (76.89%)							$(568,458)

MEMBERS’ CAPITAL – 100.00%							$739,322

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of September 30, 2018 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(+)

The Consolidated Schedule of Investments discloses the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of September 30, 2018, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.92%, 2.60%, 2.40%, 2.31%, 2.26% and 2.20%, respectively. As of September 30, 2018, P was 5.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2018.

(++)	Par amount is denominated in U.S. Dollars (“$”) unless noted as denominated in Euro (“€”).
#	Percentages are based on members’ capital.
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
(3)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Note 8 “Commitments and Contingencies”.

(4)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(5)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(6)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2018 the aggregate fair value of these securities is $32,317 or 2.40% of the Company’s total assets.

(7)

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

(8)	Position or portion thereof unsettled as of September 30, 2018.
(9)

Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2018, the aggregate fair value of these securities is $16,922 or 2.29% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC – Preferred Stock	06/13/2018
Collaborative Imaging Holdco, LLC – Class B – Common Stock	03/30/2018
Collaborative Imaging Holdco, LLC – Class C – Common Stock	03/30/2018
Continuum Managed Services LLC – Class A – Common Stock	06/08/2017
Continuum Managed Services LLC – Class B – Common Stock	06/08/2017
Datacor Holdings, Inc. – Preferred Stock	08/12/2016
Elah Holdings, Inc. – Common Stock	05/09/2018
National Spine and Pain Centers, LLC – Common Stock	06/02/2017
Recipe Acquisition Corp. – Preferred Stock	12/22/2016
Recipe Acquisition Corp. – Warrants	12/22/2016
Yasso, Inc. – Common Stock	03/23/2017

(10)	Non-income producing security.
(11)	The rate shown is the annualized seven-day yield as of September 30, 2018.

PIK – Payment-In-Kind

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of September 30, 2018 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

ADDITIONAL INVESTMENT INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 95	EUR 82	10/3/2018	$–
Bank of America, N.A.	USD 324	EUR 278	11/5/2018	1
Bank of America, N.A.	USD 411	EUR 351	1/4/2019	–
Bank of America, N.A.	USD 327	EUR 278	2/5/2019	1
Bank of America, N.A.	USD 420	EUR 356	4/3/2019	–
Bank of America, N.A.	USD 357	EUR 302	5/6/2019	–
Bank of America, N.A.	USD 447	EUR 375	7/3/2019	–
Bank of America, N.A.	USD 360	EUR 301	8/5/2019	–
Bank of America, N.A.	USD 472	EUR 394	10/4/2019	–
Bank of America, N.A.	USD 378	EUR 314	11/5/2019	–
Bank of America, N.A.	USD 472	EUR 390	1/6/2020	–
Bank of America, N.A.	USD 479	EUR 393	4/6/2020	–
Bank of America, N.A.	USD 480	EUR 390	7/6/2020	–

$2

Currency Abbreviations:

EUR – EURO

USD – U.S. Dollar

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

(2)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Note 8 “Commitments and Contingencies”.

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

Basis of Presentation

The Company’s functional currency is U.S. dollars (“USD”) and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the consolidated financial statements.

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2018. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three and nine months ended September 30, 2018, the Company earned $350 and $1,476 in prepayment premiums, respectively, and $600 and $2,021 in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively. For the three and nine months ended September 30, 2017, the Company earned $0 and $700 in prepayment premiums, respectively, and $17 and $568 in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest, or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of each of September 30, 2018 and December 31, 2017, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2018 and December 31, 2017, the Company held an aggregate cash balance of $22,185 and $8,220, respectively. Foreign currency of $418 (acquisition cost of $418) and $0 (acquisition cost of $0) is included in cash as of September 30, 2018 and December 31, 2017, respectively.

Foreign Currency Translation

Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment assets and liabilities are included with the net change in unrealized gains (losses) on foreign currency translations on the Consolidated Statements of Operations.

Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Derivatives

Foreign currency forward contracts

The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded on the Consolidated Statements of Financial Condition by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts and the gross fair value of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedules of Investments. Purchases and sales of foreign currency forward contracts having the same notional value, settlement date and counterparty are generally settled net (which results in a net foreign currency position of zero with the counterparty) and any realized gains or losses are recognized on the settlement date.

The Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value with changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts recorded on the Consolidated Statements of Operations.

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

To maintain its status as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its unitholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to unitholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and nine months ended September 30, 2018, the Company accrued excise taxes of $0 and $0, respectively. For the three and nine months ended September 30, 2017, the Company accrued excise taxes of $0 and $0, respectively.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2018, the Company accrued provision for taxes on realized gains on investments of $0 and $670, respectively. For the three and nine months ended September 30, 2018, the Company accrued provision for taxes on unrealized gains on investments of $217 and $217, respectively. As of September 30, 2018, $887 of income taxes remained payable. For the three and nine months ended September 30, 2017, the Company accrued income taxes of $0 and $0, respectively.

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

For the three and nine months ended September 30, 2018, Management Fees amounted to $2,564 and $6,694, respectively. As of September 30, 2018, $2,564 remained payable. For the three and nine months ended September 30, 2017, Management Fees amounted to $1,351 and $3,129, respectively.

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

For the three and nine months ended September 30, 2018, the Company accrued unvested Incentive Fees of $2,961 and $8,200, respectively. As of September 30, 2018, $14,065 was payable in accordance with the terms of the Investment Advisory Agreement. For the three and nine months ended September 30, 2017, the Company accrued unvested Incentive Fees of $1,541 and $3,736, respectively.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and nine months ended September 30, 2018, there were no reimbursements from the Investment Adviser pursuant to this provision. For the three and nine months ended September 30, 2017, there were no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and nine months ended September 30, 2018, the Company incurred expenses for services provided by the Administrator and the Custodian of $211 and $589, respectively. As of September 30, 2018, $113 remained payable. For the three and nine months ended September 30, 2017, the Company incurred expenses for services provided by the Administrator and the Custodian of $114 and $288, respectively.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three and nine months ended September 30, 2018, the Company incurred expenses for services provided by the Transfer Agent of $33 and $92, respectively. As of September 30, 2018, $56 remained payable. For the three and nine months ended September 30, 2017, the Company incurred expenses for services provided by the Transfer Agent of $36 and $84, respectively.

Affiliates

The Company’s investments in affiliates for the nine months ended September 30, 2018 were as follows:

	Fair Value as of December 31, 2017	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/(Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2018	Dividend, Interest and Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$1,313	$376,396	$(377,688)	$–	$–	$21	$150
Accuity Delivery Systems, LLC	–	19,711	–	–	459	20,170	466
Collaborative Imaging Holdco, LLC	–	15,110	–	–	131	15,241	703
Elah Holdings, Inc.	–	3,354	–	–	–	3,354	–
Total Non-Controlled Affiliates	$1,313	$414,571	$(377,688)	$–	$590	$38,786	$1,319

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due To Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of September 30, 2018 and December 31, 2017, there were $523 and $12, respectively, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

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

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $21 and $1,313, respectively) consisted of the following:

	September 30, 2018		December 31, 2017
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$600,758	$600,305	$285,509	$285,254
1st Lien/Last-Out Unitranche	165,180	163,711	112,506	112,956
2nd Lien/Senior Secured Debt	524,377	523,028	465,334	466,966
Unsecured Debt	3,797	3,793	3,790	3,783
Preferred Stock	7,296	8,571	2,496	2,979
Common Stock	8,604	8,244	4,250	3,573
Warrants	104	107	104	99
Total Investments	$1,310,116	$1,307,759	$873,989	$875,610

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	September 30, 2018		December 31, 2017
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	11.1%	19.7%	7.2%	12.9%
Health Care Providers & Services	9.6	16.9	8.1	14.5
Diversified Financial Services	9.4	16.7	12.3	22.2
Internet Software & Services	8.0	14.2	10.3	18.6
Chemicals	8.0	14.1	10.8	19.4
IT Services	7.7	13.7	11.5	20.6
Media	5.3	9.3	–	–
Insurance	4.6	8.1	3.1	5.6
Health Care Equipment & Supplies	4.5	7.9	5.4	9.7
Food Products	4.0	7.1	6.1	11.0
Health Care Technology	3.8	6.8	2.1	3.7
Household Products	2.9	5.1	3.4	6.1
Diversified Consumer Services	2.6	4.6	3.9	6.9

	September 30, 2018		December 31, 2017
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Diversified Telecommunication Services	2.5%	4.5%	–%	–%
Internet Catalog & Retail	2.4	4.3	3.6	6.5
Professional Services	2.2	3.9	–	–
Road & Rail	2.1	3.8	2.3	4.1
Building Products	1.9	3.3	–	–
Air Freight & Logistics	1.5	2.7	2.3	4.0
Real Estate Management & Development	1.5	2.6	–	–
Distributors	1.4	2.4	1.8	3.3
Hotels, Restaurants & Leisure	1.2	2.1	1.6	2.9
Containers & Packaging	0.7	1.3	4.2	7.6
Life Sciences Tools & Services	0.6	1.1	–	–
Capital Markets	0.3	0.4	–	–
Commercial Services & Supplies	0.2	0.3	–	–
Total	100.0%	176.9%	100.0%	179.6%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	September 30, 2018	December 31, 2017
United States	97.7%	100.0%
Ireland	2.3	–
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

Derivative Contracts

OTC derivatives (both centrally cleared and bilateral) are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, calibration to market-clearing transactions, broker or dealer quotations, or other alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument, as well as the availability of pricing information in the market. The Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, voluntary and involuntary prepayment rates, loss severity rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, model inputs can generally be verified and model selection does not involve significant management judgment. OTC derivatives are classified within Level 2 of the fair value hierarchy when significant inputs are corroborated by market evidence.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of September 30, 2018 and December 31, 2017. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of September 30, 2018(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of September 30, 2018
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$360,249	• Discount Rate	9.1% – 12.4% (10.3%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$163,711	• Discount Rate	9.7% – 14.3% (11.6%)
	2nd Lien/Senior Secured	Discounted cash flows:
	$420,366	• Discount Rate	10.4% – 13.6% (11.7%)
	Unsecured Debt	Discounted cash flows:
	$3,793	• Discount Rate	5.6% – 11.0% (13.7%)
Equity	Preferred Stock	Discounted cash flows:
	$8,571	• Discount Rate	5.6% – 11.0% (11.9%)

Comparable multiples:
		• EV/EBITDA(5)	10.0x – 11.4x (11.1x)
	Common Stock	Discounted cash flows:
	$4,890	• Discount Rate	13.8% – 16.3% (14.1%)

Comparable multiples:
		• EV/EBITDA(5)	8.8x – 15.0x (12.1x)
	Warrants	Comparable multiples:
	$107	• EV/EBITDA(5)	6.8x – 20.8x (8.8x)

(1)

Included within Level 3 Assets of $1,273,755 is an amount of $312,068 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

(5)	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Level 3 Instruments	Level 3 Assets as of December 31, 2017(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2017
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$183,458	• Discount Rate	8.9% – 12.3% (10.6%)
	1st Lien/Last – Out Unitranche	Discounted cash flows:
	$112,956	• Discount Rate	10.6% – 11.3% (10.8%)
	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$309,781	• Discount Rate	9.9% – 12.7% (11.3%)
	Unsecured Debt	Discounted cash flows:
	$3,783	• Discount Rate	3.9% – 12.2% (13.6%)
Equity	Preferred Stock	Discounted cash flows:
	$2,979	• Discount Rate	3.9% – 12.2% (11.9%)
Comparable multiples:
		• EV/EBITDA(5)	9.8x – 15.3x (10.0x)
	Common Stock	Comparable multiples:
	$3,573	• EV/Revenue	1.4x – 11.2x (2.7x)

Comparable multiples:
		• EV/EBITDA(5)	8.4x – 15.3x (12.1x)
	Warrants	Comparable multiples:
	$99	• EV/EBITDA(5)	5.7x – 16.7x (13.3x)

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2018 and December 31, 2017. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets and liabilities categorized within the fair value hierarchy as of September 30, 2018:

Investments – Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$–	$600,305	$600,305
1st Lien/Last-Out Unitranche	–	–	163,711	163,711
2nd Lien/Senior Secured Debt	–	34,004	489,024	523,028
Unsecured Debt	–	–	3,793	3,793
Preferred Stock	–	–	8,571	8,571
Common Stock	–	–	8,244	8,244
Warrants	–	–	107	107
Affiliated Money Market Fund	21	–	–	21
Total	$21	$34,004	$1,273,755	$1,307,780

Derivatives	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (asset)(1)	$–	$2	$–	$2
Total	$–	$2	$–	$2

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forwards contracts.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2017:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$–	$285,254	$285,254
1st Lien/Last-Out Unitranche	–	–	112,956	112,956
2nd Lien/Senior Secured Debt	–	63,350	403,616	466,966
Unsecured Debt	–	–	3,783	3,783
Preferred Stock	–	–	2,979	2,979
Common Stock	–	–	3,573	3,573
Warrants	–	–	99	99
Affiliated Money Market Fund	1,313	–	–	1,313
Total assets	$1,313	$63,350	$812,260	$876,923

The Company did not hold any derivative instruments as of December 31, 2017.

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2018:

Level 3	Beginning Balance as of January 1, 2018	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of September 30, 2018
1st Lien/Senior Secured Debt	$285,254	$353,177	$(7)	$(199)	$(39,360)	$1,440	$–	$–	$600,305
1st Lien/Last-Out Unitranche	112,956	80,972	–	(1,919)	(29,485)	1,187	–	–	163,711
2nd Lien/Senior Secured Debt	403,616	122,575	–	(1,493)	(65,393)	1,801	27,918	–	489,024
Unsecured Debt	3,783	–	–	3	–	7	–	–	3,793
Preferred Stock	2,979	4,800	–	792	–	–	–	–	8,571
Common Stock	3,573	5,254	2,324	318	(3,225)	–	–	–	8,244
Warrants	99	–	–	8	–	–	–	–	107
Total assets	$812,260	$566,778	$2,317	$(2,490)	$(137,463)	$4,435	$27,918	$–	$1,273,755

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held as of September 30, 2018 totaled $(1,704), consisting of the following: 1st Lien/Senior Secured Debt $(166), 1st Lien/Last-Out Unitranche $(1,764), 2nd Lien/Senior Secured Debt $(895), Unsecured Debt $3, Preferred Stock $792, Common Stock $318 and Warrants $8.

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

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the nine months ended September 30, 2018, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the nine months ended September 30, 2017, there were no transfers between levels of the fair value hierarchy.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2018 and December 31, 2017, approximates its carrying value.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of September 30, 2018 and December 31, 2017, the Company’s outstanding borrowings were $555,347 and $383,500, respectively, and the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 232% and 227%, respectively.

The Company’s outstanding debt as of September 30, 2018 and December 31, 2017 was as follows:

	As of
	September 30, 2018				December 31, 2017
	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
BoA Revolving Credit Facility	$250,000	$199,000	$51,000	$199,000	$250,000	$223,500	$26,500	$223,500
JPM Revolving Credit Facility(1)	400,000	356,347	43,653	356,347	400,000	160,000	240,000	160,000
Total Debt	$650,000	$555,347	$94,653	$555,347	$650,000	$383,500	$266,500	$383,500

(1)

The Company may borrow amounts in USD or certain other permitted currencies. As of September 30, 2018, the Company had outstanding borrowings denominated in Euros (EUR) of EUR 50,900. As of December 31, 2017, all outstanding borrowings were in USD.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2018 and for the year ended December 31, 2017 was 5.23% and 4.25%, respectively.

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

Subject to availability under the “Borrowing Base,” the maximum principal amount of the BoA Revolving Credit Facility was $250,000 as of September 30, 2018, of which $199,000 was drawn as of September 30, 2018. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The Company has the ability to increase the maximum principal amount of the BoA Revolving Credit Facility up to $750,000 subject to increasing commitments of existing lenders and/or obtaining commitments of new lenders and certain other conditions. On July 16, 2018, the Company entered into the second amendment to the BoA Revolving Credit Facility pursuant to which the stated maturity date of the BoA Revolving Credit Facility was extended from July 17, 2018 to August 16, 2018.

On August 1, 2018, the Company entered into the third amendment to the BoA Revolving Credit Facility pursuant to which, among other things, (i) the stated maturity date of the BoA Revolving Credit Facility was extended from August 16, 2018 to May 31, 2019, (ii) the interest rate on obligations under the BoA Revolving Credit Facility was reduced from (A) the prevailing LIBOR for one, two, three or six months (the “Applicable LIBOR”) plus 3.00% per annum to the Applicable LIBOR plus 2.50% per annum or (B) an alternate base rate (the greater of the prime rate of such commercial bank, the federal funds rate plus 0.50%, and LIBOR plus 1.00%) (“ABR”) plus 2.00% per annum to ABR plus 1.50% per annum, and (iii) the maximum principal amount of the BoA Revolving Credit Facility will decrease on a monthly basis until the stated maturity date (unless reduced further at the Company’s discretion).

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

As of September 30, 2018, costs of $2,347 were incurred in connection with obtaining and amending the BoA Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the BoA Revolving Credit Facility using the straight-line method. As of September 30, 2018 and December 31, 2017, outstanding deferred financing costs were $234 and $486, respectively.

The summary information of the BoA Revolving Credit Facility for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine months Ended September 30, 2018	Nine months Ended September 30, 2017
Borrowing Interest Expense	$2,736	$2,608	$8,068	$4,811
Facility fees	10	70	44	324
Amortization of financing costs	125	302	568	847
Total	$2,871	$2,980	$8,680	$5,982
Weighted average interest rate	4.81%	4.30%	4.82%	4.10%
Average outstanding balance	$225,701	$240,853	$224,016	$156,756

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) the three-month LIBOR (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%; and, with respect to advances denominated in a currency other than USD, the annual rate of interest is the reference rate then in effect for determining interest rates on commercial loans made in the applicable jurisdiction of such currency, in all cases, plus the applicable margin. The applicable margin is 3.50% per annum. SPV initially paid a commitment fee of 1.00% per annum (or 0.50% per annum during the first nine months from the date the JPM Revolving Credit Facility was entered into) on the average daily unused amount of the financing commitments until the third anniversary of the JPM Revolving Credit Facility.

On August 17, 2018, SPV entered into the first amendment of the JPM Revolving Credit Facility pursuant to which, among other things, (i) the definition of the Ramp-Up Period (as defined in the JPM Revolving Credit Facility) was amended to end on May 21, 2019 instead of August 21, 2018 (and consequently certain of the provisions of the JPM Revolving Credit Facility that begin to apply, cease to apply, or change at the end of the Ramp-Up Period will not apply, cease to apply, or change, as the case may be, until such later date), (ii) the minimum amounts required to be borrowed under the JPM Revolving Credit Facility were modified to (x) 65% of the Financing Commitment (as defined in the JPM Revolving Credit Facility) between December 21, 2018 and March 20, 2019, (y) 75% of the Financing Commitment between March 21, 2019 and May 20, 2019, and (z) 85% of the Financing Commitment between May 21, 2019 and November 21, 2020, (iii) the commitment fee payable to lenders was modified to (x) 0.50% per annum until November 20, 2018, (y) 0.75% per annum from November 21, 2018 until May 21, 2019 and (z) 1.00% per annum thereafter, (iv) an affirmative covenant was added to require certain monthly reporting if the Unfunded Exposure Shortfall (defined as the amount by which SPV’s unfunded commitments exceeds the amount on deposit in an unfunded exposure account) exceeds certain amounts, and (v) an affirmative covenant was added which obligates the Company to maintain liquidity (the sum of cash, cash equivalents, uncalled capital commitments and borrowing capacity under the JPM Revolving Credit Facility, subject to certain limitations) at least equal to the Unfunded Exposure Shortfall.

The JPM Revolving Credit Facility is a multicurrency facility. As of September 30, 2018, the total commitments under the JPM Revolving Credit Facility were $400,000, of which $356,347 was drawn. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fourth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $4,789 were incurred in connection with obtaining and amending the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of September 30, 2018 and December 31, 2017, outstanding deferred financing costs were $3,763 and $4,529, respectively.

The summary information of the JPM Revolving Credit Facility for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Borrowing Interest Expense	$3,947	$–	$9,448	$–
Facility fees	160	–	763	–
Amortization of financing costs	301	–	895	–
Total	$4,408	$–	$11,106	$–
Weighted average interest rate	5.68%	–	5.64%	–
Average outstanding balance	$275,767	$–	$223,922	$–

7.	DERIVATIVES

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) or similar agreement with its derivative counterparties. An ISDA Master Agreement is a bilateral agreement between the Company and a counterparty that governs OTC derivatives, including foreign currency forward contracts, and typically contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included in the Consolidated Statements of Financial Condition as due to/due from a broker. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that they believe to be in good standing and by monitoring the financial stability of those counterparties.

For the period from August 8, 2018 to September 30, 2018, the Company’s average USD notional exposure to foreign currency forward contracts was $2,840. The Company did not hold any derivative instruments prior to August 8, 2018.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of September 30, 2018.

Counterparty	Gross Amount of Assets on the Consolidated Statements of Financial Condition	Gross Amount of (Liabilities) on the Consolidated Statements of Financial Condition	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Financial Condition	Collateral (Received) Pledged (1)	Net Amounts (2)
Bank of America, N.A.	$2	$–	$2	$–	$2
Total	$2	$–	$2	$–	$2

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The Company did not hold any derivative instruments as of December 31, 2017.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the three and nine months ended September 30, 2018 was as follows:

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$2	$2
Total net unrealized gains (losses) on foreign currency forward contracts	$2	$2

The Company did not hold any derivative instruments during the three and nine months ended September 30, 2017.

8.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of the dates indicated, the Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2018			December 31, 2017
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,097,430	$340,203	69%	$1,097,430	$603,587	45%

Portfolio Company Commitments

The Company may enter into commitments to fund investments. As of September 30, 2018, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of the dates indicated, the Company had the following unfunded commitments by investment types:

	September 30, 2018			December 31, 2017
	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)
1st Lien/Senior Secured Debt
Clinical Supplies Management Holdings, Inc.	–	$–	$–	10/12/2021	$2,000	$(30)
Bullhorn, Inc.	11/21/2018	1,485	(11)	11/21/2018	6,352	(32)
VRC Companies, LLC	03/13/2019	578	(6)	–	–	–
Picture Head Midco, LLC	03/31/2019	3,840	(77)	–	–	–
Continuum Managed Services, LLC	06/08/2019	2,658	(53)	06/08/2019	2,658	(66)
FWR Holding Corporation	08/21/2019	2,690	(61)	08/21/2019	3,704	(93)
Businessolver.com, Inc.	05/15/2020	3,944	(80)	–	–	–
Pathway Partners Vet Management Company, LLC	05/26/2020	1,525	–	–	–	–
SPay, Inc.	06/15/2020	8,544	(173)	–	–	–
Hygiena Borrower, LLC	06/29/2020	857	(17)	–	–	–
Diligent Corporation	08/03/2020	374	(6)	–	–	–
Gastro Health Holdco, LLC	09/04/2020	7,642	(96)	–	–	–
Associations, Inc.	07/30/2021	2,857	(36)	–	–	–
Netvoyage Corporation	03/24/2022	1,044	(13)	03/24/2022	1,044	(18)
Continuum Managed Services, LLC	06/08/2022	3,280	(66)	06/08/2022	3,280	(82)
Xactly Corporation	07/29/2022	2,554	(32)	07/29/2022	2,554	(51)
Hygiena Borrower, LLC	08/26/2022	580	(12)	–	–	–
Lithium Technologies, Inc.	10/03/2022	26,321	135	–	–	–
Lithium Technologies, Inc.	10/03/2022	4,007	(32)	10/03/2022	2,327	(52)
Bullhorn, Inc.	11/21/2022	355	(3)	11/21/2022	863	(17)
Datto, Inc.	12/07/2022	3,610	(63)	12/07/2022	3,610	(72)
Businessolver.com, Inc.	05/15/2023	3,984	(80)	–	–	–
Integral Ad Science, Inc.	07/19/2023	2,741	(55)	–	–	–
FWR Holding Corporation	08/21/2023	662	(15)	08/21/2023	1,544	(39)
Picture Head Midco, LLC	08/31/2023	3,802	(38)	–	–	–
Gastro Health Holdco, LLC	09/04/2023	3,100	(62)	–	–	–
Empirix, Inc.	09/25/2023	1,900	(33)	–	–	–
SPay, Inc.	06/17/2024	461	(9)	–	–	–
Associations, Inc.	07/30/2024	886	(11)	–	–	–
Fenergo Finance 3 Limited(3)	09/05/2024	2,670	(50)	–	–	–
Fenergo Finance 3 Limited	09/05/2024	1,785	(31)	–	–	–
iCIMS, Inc.	09/12/2024	2,822	(56)	–	–	–
Total 1st Lien/Senior Secured Debt		103,558	(1,142)		29,936	(552)
1st Lien/Last-Out Unitranche
Intelligent Document Solutions, Inc.	02/28/2020	8,356	(272)	–	–	–
Total 1st Lien/Last-Out Unitranhce		8,356	(272)		–	–
2nd Lien/Senior Secured Debt
ICP Industrial, Inc.	–	–	–	11/04/2019	5,800	(145)
RSC Acquisition, Inc.	03/05/2020	6,400	(64)	–	–	–
USRP Holdings, Inc.	03/29/2020	1,560	(20)	–	–	–
Chase Industries, Inc.	05/11/2020	6,400	(192)	–	–	–

	September 30, 2018			December 31, 2017
	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)
Pathway Partners Vet Management Company, LLC	05/26/2020	$2,087	$(21)	–	$–	$–
Hygiena Borrower, LLC	06/29/2020	874	(18)	–	–	–
Genesis Acquisition Co.	07/31/2020	2,666	(34)	–	–	–
Total 2nd Lien/Senior Secured Debt		19,987	(349)		5,800	(145)
Total		$131,901	$(1,763)		$35,736	$(697)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	A negative fair value was reflected as investments, at fair value in the Consolidated Statements of Financial Condition. The negative fair value is the result of the capitalized discount on the loan.
(3)	Unfunded commitments denominated in currencies other than USD have been converted to U.S. dollars using the applicable foreign currency exchange rate as of September 30, 2018.

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

9.	MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds received related to capital drawdowns for the nine months ended September 30, 2018:

Unit Issue Date	Units Issued	Proceeds Received
February 21, 2018	335,966	$32,923
March 28, 2018	222,135	21,949
April 27, 2018	339,498	32,923
June 28, 2018	558,772	54,871
August 27, 2018	903,600	87,795
September 27, 2018	336,610	32,923
Total capital drawdowns	2,696,581	$263,384

The following table summarizes the total Units issued and proceeds received related to capital drawdowns for the nine months ended September 30, 2017:

Unit Issue Date	Units Issued	Proceeds Received
April 27, 2017	203,758	$20,013
April 28, 2017	535	53
May 26, 2017	444,153	43,897
June 29, 2017	441,837	43,897
August 21, 2017	557,806	54,872
September 28, 2017	332,027	32,923
Total capital drawdowns	1,980,116	$195,655

Distributions

The following table reflects the distributions declared on the Company’s common Units for the nine months ended September 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Unit
February 21, 2018	March 30, 2018	April 25, 2018	$2.93
May 1, 2018	June 29, 2018	July 25, 2018	$2.92
August 1, 2018	September 28, 2018	October 25, 2018	$2.78

The following table reflects the distributions declared on the Company’s common Units for the nine months ended September 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Unit
February 22, 2017	March 31, 2017	April 17, 2017	$2.02
May 1, 2017	June 30, 2017	July 26, 2017	$2.40
August 1, 2017	September 29, 2017	October 24, 2017	$2.42

10.	EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Numerator for basic and diluted earnings per unit – increase in Members’ Capital resulting from operations	$16,188	$8,667	$45,171	$19,015
Denominator for basic and diluted earnings per unit – the weighted average Units outstanding	6,838,195	3,492,675	5,959,255	2,708,267
Basic and diluted earnings (loss) per unit	$2.37	$2.48	$7.58	$7.02

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

11.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the nine months ended September 30, 2018 and 2017:

	For the Nine months Ended
	September 30, 2018	September 30, 2017
Per Unit Data:(1)
NAV, beginning of period	$97.05	$97.73
Net investment income (loss)	8.01	6.77
Net realized and unrealized gains (losses) (2)	(0.51)	(0.15)
Income tax provision, realized and unrealized gains	(0.15)	–

Net increase (decrease) in net assets resulting from operations (2)	7.35	6.62

Distributions declared from net investment income(3)	(8.63)	(6.84)

Total increase (decrease) in net assets	(1.28)	(0.22)

NAV, end of period	$95.77	$97.51

Units outstanding, end of period	7,720,009	4,123,094
Weighted average units outstanding	5,959,255	2,708,267
Total return based on NAV(4)	7.57%	6.77%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Members’ Capital, end of period	$739,322	$402,056
Ratio of net expenses to average Members’ Capital(5)	8.21%	7.12%
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital(5)	2.18%	2.69%
Ratio of interest and other debt expenses to average Members’ Capital(5)	4.60%	3.02%
Ratio of incentive fees to average Members’ Capital(5)	1.43%	1.41%
Ratio of total expenses to average Members’ Capital(5)	8.21%	7.12%
Ratio of net investment income (loss) to average Members’ Capital(5)	11.64%	9.91%
Average debt outstanding	$447,938	$156,756
Average debt per unit(6)	$75.17	$57.88
Portfolio turnover	13%	14%

(1)	The per unit data was derived by using the weighted average units outstanding during the applicable period.
(2)	For the nine months ended September 30, 2018 and 2017, the amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.
(3)	The per unit data for distributions declared reflects the actual amount of distributions declared per unit for the applicable period.
(4)	Total return based on NAV is calculated as the change in NAV per unit during the period plus dividends declared per unit, divided by the beginning NAV per unit.
(5)	Annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.
(6)	Average debt per unit is calculated as average debt outstanding divided by the weighted average units outstanding during the applicable period.

12.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Financial Condition date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On October 22, 2018, in connection with the JPM Revolving Credit Facility, SPV exercised its rights pursuant to the accordion option under the JPM Revolving Credit Facility to increase the aggregate commitments under the JPM Revolving Credit Facility by $60 million, to $460 million, which shall be effectuated in two installments, a $25 million increase effective on October 24, 2018 and a $35 million increase on October 31, 2018. Pursuant to the accordion option under the JPM Revolving Credit Facility, the aggregate commitments under the JPM Revolving Credit Facility may be increased to up to $750 million.

On October 30, 2018, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period October 1, 2018 through December 31, 2018, payable on or about January 25, 2019 to unitholders of record as of December 31, 2018.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through September 30, 2018, we have originated $1,637.91 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Leverage

The revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”) and the revolving credit facility with Bank of America, N.A. (the “BoA Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of September 30, 2018 and December 31, 2017, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 232% and 227%, respectively. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as the Company, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ (the “Board of Directors” or the “Board”) assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2018 and December 31, 2017, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc. of $0.02 million and $1.31 million, respectively) consisted of the following:

	As of
	September 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$600.76	$600.31	45.9%	$285.51	$285.25	32.6%
First Lien/Last-Out Unitranche	165.18	163.71	12.5	112.51	112.96	13.0
Second Lien/Senior Secured Debt	524.38	523.03	40.0	465.33	466.97	53.3
Unsecured Debt	3.80	3.79	0.3	3.79	3.78	0.4
Preferred Stock	7.30	8.57	0.7	2.50	2.98	0.3
Common Stock	8.60	8.24	0.6	4.25	3.57	0.4
Warrants	0.10	0.11	0.0	0.10	0.10	0.0

Total Investments	$1,310.12	$1,307.76	100.0%	$873.99	$875.61	100.0%

As of September 30, 2018 and December 31, 2017, the weighted average yield by asset type of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.8%	9.9%	10.0%	10.1%
First Lien/Last-Out Unitranche(2)(3)	10.9	11.2	10.5	10.4
Second Lien/Senior Secured Debt(2)	10.9	11.0	10.3	10.2
Unsecured Debt(2)	13.7	13.7	13.7	13.8
Preferred Stock(4)	–	–	–	–
Common Stock(4)	–	–	–	–
Warrants(4)	–	–	–	–
Total Portfolio	10.3%	10.4%	10.2%	10.1%

(1)	The weighted average yield of our portfolio does not represent the total return to our unitholders.
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

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018	December 31, 2017
Number of portfolio companies	56	38
Percentage of performing debt bearing a floating rate(1)	98.7%	98.0%
Percentage of performing debt bearing a fixed rate(1)(2)	1.3%	2.0%
Weighted average leverage (net debt/EBITDA)(3)	5.7x	5.4x
Weighted average interest coverage(3)	2.2x	2.5x
Median EBITDA(3)	$41.7 million	$41.8 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of September 30, 2018 and December 31, 2017, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 25.5% and 22.2%, respectively, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018		December 31, 2017
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$–	–%	$–	–%
Grade 2	1,271.26	97.2	875.61	100.0
Grade 3	36.50	2.8	–	–
Grade 4	–	–	–	–

Total Investments	$1,307.76	100.0%	$875.61	100.0%

The increase in the fair value of investments with a grade 2 investment performance rating as of September 30, 2018 compared to December 31, 2017 was driven by an increase in net investment activity. The increase in investments with a grade 3 investment performance rating as of September 30, 2018 compared to December 31, 2017 was driven by three investments with a fair value of $36.50 being downgraded to grade 3 due to declining financial performance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018		December 31, 2017
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,310.12	100.0%	$873.99	100.0%
Non-accrual	–	–	–	–

Total Investments	$1,310.12	100.0%	$873.99	100.0%

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

The following table shows our investment activity for the three months ended September 30, 2018 and 2017 by investment type:

	For the Three Months Ended
	September 30, 2018	September 30, 2017
	($ in millions)
New investments committed at cost:
Gross originations	$303.60	$210.79
Less: Syndications(1)	–	–

Net amount of new investments committed at cost:	$303.60	$210.79
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$273.08	$81.71
First Lien/Last-Out Unitranche	–	18.54
Second Lien/Senior Secured Debt	30.52	110.54
Unsecured Debt	–	–
Preferred Stock	–	–
Common Stock	–	–
Warrants	–	–

Total	$303.60	$210.79

Proceeds from investments sold or repaid(13):
First Lien/Senior Secured Debt	$9.44	$11.67
First Lien/Last-Out Unitranche	0.14	0.07
Second Lien/Senior Secured Debt	35.00	–
Unsecured Debt	–	–
Preferred Stock	–	–
Common Stock	–	–
Warrants	–	–

Total	$44.58	$11.74

Net increase (decrease) in portfolio	$259.02	$199.05

Number of new portfolio companies with new investment commitments(3)	8	8
Total new investment commitment amount in new portfolio companies(3)	$252.52	$209.70
Average new investment commitment amount in new portfolio companies(3)	$31.57	$26.21
Number of existing portfolio companies with new investment commitments(3)	4	1
Total new investment commitment amount in existing portfolio companies(3)	$51.07	$1.09
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.5	6.3
Percentage of new debt investment commitments at floating interest rates(3)(14)	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)(14)	0.0%	0.0%
Weighted average yield on new debt and income producing investment commitments (2) (3)	9.5%(5)	9.8%(9)
Weighted average yield on new investment commitments (2) (3)	9.5%(6)	9.8%(10)
Weighted average yield on debt and income producing investments sold or paid down(13)	10.6%(7)	10.7%(11)
Weighted average yield on investments sold or paid down(13)	10.6%(8)	10.7%(12)

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”).
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
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

(8)

Computed based on (a) the annual actual interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments,

(9)

Computed based on (a) the annual stated interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are non-accrual. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

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

(13)	Excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
(14)	Computed based on amount of investments committed at cost.

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended		For the Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in millions)		($ in millions)
Total investment income	$32.33	$14.93	$85.30	$33.67
Net expenses	(13.85)	(6.51)	(37.57)	(15.33)

Net investment income (loss)	18.48	8.42	47.73	18.34

Net realized gain (loss) on investments	–	(0.01)	2.32	(0.01)
Net realized gain (loss) on foreign currency transactions	(0.27)	–	(0.27)	–
Net unrealized appreciation (depreciation) on investments	(2.06)	0.26	(3.98)	0.69
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	0.26	–	0.26	–
Income tax provision, realized and unrealized gain	(0.22)	–	(0.89)	–

Net increase (decrease) in Members’ Capital resulting from operations	$16.19	$8.67	$45.17	$19.02

Net increase in Members’ Capital resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended		For the Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in millions)		($ in millions)
Interest	$31.61	$14.75	$83.85	$33.01
Dividend income	0.16	–	0.24	0.01
Other income	0.56	0.18	1.21	0.65

Total investment income	$32.33	$14.93	$85.30	$33.67

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $14.75 million for the three months ended September 30, 2017 to $31.61 million for the three months ended September 30, 2018, primarily due to an increase in the size of our portfolio. The amortized cost of the portfolio increased from $663.43 million as of September 30, 2017 to $1,310.12 million as of September 30, 2018. Included in interest for the three months ended September 30, 2018 and 2017 is $0.35 million and $0.00 million, respectively, in prepayment premiums and $0.60 million and $0.02 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $33.01 million for the nine months ended September 30, 2017 to $83.85 million for the nine months ended September 30, 2018, primarily due to an increase in the size of our portfolio. The amortized cost of the portfolio increased from $663.43 million as of September 30, 2017 to $1,310.12 million as of September 30, 2018. Included in interest for the nine months ended September 30, 2018 and 2017 is $1.48 million and $0.70 million, respectively, in prepayment premiums and $2.02 million and $0.57 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Expenses

	For the Three Months Ended		For the Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in millions)		($ in millions)
Interest and other debt expenses	$7.28	$2.98	$19.79	$5.98
Management fees	2.56	1.35	6.69	3.13
Incentive fees	2.96	1.54	8.20	3.74
Offering costs	–	–	–	0.95
Professional fees	0.29	0.38	1.22	0.82
Administration, custodian and transfer agent fees	0.25	0.15	0.68	0.37
Directors’ fees	0.09	0.03	0.27	0.09
Other expenses	0.42	0.08	0.72	0.25

Net expenses	$13.85	$6.51	$37.57	$15.33

Interest and other debt expenses

Interest and other debt expense increased from $2.98 million for the three months ended September 30, 2017 to $7.28 million for the three months ended September 30, 2018. This was primarily due to an increase in our average aggregate daily borrowings from $240.85 million to $501.47 million.

Interest and other debt expense increased from $5.98 million for the nine months ended September 30, 2017 to $19.79 million for the nine months ended September 30, 2018. This was primarily due to an increase in our average aggregate daily borrowings from $156.76 million to $447.94 million.

Management Fees and Incentive Fees

Management Fees increased from $1.35 million for the three months ended September 30, 2017 to $2.56 million for the three months ended September 30, 2018 as a result of an increase in the size of our portfolio, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. The accrual for Incentive Fees increased from $1.54 million for the three months ended September 30, 2017 to $2.96 million for the three months ended September 30, 2018 as a result of an increase in net investment income.

Management Fees increased from $3.13 million for the nine months ended September 30, 2017 to $6.69 million for the nine months ended September 30, 2018 as a result of an increase in the size of our portfolio, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. The accrual for Incentive Fees increased from $3.74 million for the nine months ended September 30, 2017 to $8.20 million for the nine months ended September 30, 2018 as a result of an increase in net investment income.

Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses increased from $0.64 million for the three months ended September 30, 2017 to $1.05 million for the three months ended September 30, 2018 due primarily to an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Professional fees and other general and administrative expenses increased from $1.53 million for the nine months ended September 30, 2017 to $2.89 million for the nine months ended September 30, 2018 due primarily to an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	For the Three Months Ended		For the Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in millions)		($ in millions)
myON Holdings, LLC	$–	$–	$2.32	$–
Other, net	–	–	–	–

Net realized gain (loss) on investments	$–	$–	$2.32	$–

In connection with the proceeds received from the exit of our equity investment in myON, LLC, we recorded an income tax provision on realized gains of $0.67 million for the nine months ended September 30, 2018.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended		For the Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in millions)		($ in millions)
Unrealized appreciation	$2.57	$0.78	$2.88	$1.49
Unrealized depreciation	(4.63)	(0.52)	(6.86)	(0.80)

Net change in unrealized appreciation (depreciation) on investments	$(2.06)	$0.26	$(3.98)	$0.69

The change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	For the Three Months Ended		For the Nine months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in millions)		($ in millions)
Portfolio Company:
Accuity Delivery Systems, LLC	$0.46	$–	$0.46	$–
Collaborative Imaging Holdco, LLC – Class B	0.32	–	0.18	–
Continuum Managed Services LLC	(0.39)	(0.03)	0.08	(0.04)
Continuum Managed Services LLC – Class A	0.13	–	0.13	–
Continuum Managed Services LLC – Class B	0.56	–	0.56	–
Country Fresh Holdings, LLC	(0.29)	(0.01)	(0.58)	(0.01)
Datacor Holdings, Inc.	0.03	(0.04)	0.13	0.04
DuBois Chemicals, Inc.	(0.01)	(0.01)	(0.03)	0.23
Genesis Acquisition Co.	(0.59)	–	(0.47)	–
Global Healthcare Exchange, LLC	–	–	–	(0.37)
Intelligent Document Solutions, Inc.	(0.08)	(0.01)	(0.29)	(0.01)
Lithium Technologies, Inc.	0.20	–	0.22	–
Market Track, LLC	(0.02)	(0.02)	(0.40)	(0.03)
MedPlast Holdings, Inc.	0.28	–	0.28	–
National Spine and Pain Centers, LLC	(0.23)	(0.02)	(0.20)	(0.02)
Odyssey Logistics & Technology Corporation	0.02	–	(0.23)	–
ProCare Software, LLC	–	0.15	–	0.16
SF Home Décor, LLC	(0.34)	(0.03)	(0.11)	(0.03)
Spectrum Plastics Group, Inc.	(0.18)	–	(0.20)	–
Vantage Mobility International, LLC	(0.53)	(0.02)	(1.58)	–
Xactly Corporation	0.24	(0.02)	0.19	(0.02)
Yasso, Inc.	(0.27)	(0.14)	(0.56)	(0.15)
You Fit, LLC	(0.05)	(0.04)	(0.15)	0.30
Zep Inc.	(1.00)	0.44	(1.49)	0.44
Other, net(1)	(0.32)	0.06	0.08	0.20

Total	$(2.06)	$0.26	$(3.98)	$0.69

(1)

For the three and nine months ended September 30, 2018, other, net includes gross unrealized appreciation of $0.33 million and $0.65 million, respectively, and gross unrealized depreciation of $(0.65) million and $(0.57) million, respectively. For the three and nine months ended September 30, 2017, other, net includes gross unrealized appreciation of $0.18 million and $0.32 million, respectively, and gross unrealized depreciation of $(0.12) million and $(0.12) million, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our unitholders, we may enter into credit facilities in addition to our Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2018 and December 31, 2017, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 232% and 227%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of September 30, 2018, we had cash of approximately $22.19 million, an increase of $13.97 million from December 31, 2017. In addition, as of September 30, 2018, we had an investment in a money market fund managed by an affiliate of Group Inc. of $0.02 million. Cash used by operating activities for the nine months ended September 30, 2018 was approximately $370.70 million, primarily driven by net purchases of investments of $429.09 million, offset by net sales of investments in the affiliated money market fund of $1.29 million, other operating activities of $11.93 million, and an increase in Members’ Capital resulting from operations of $45.17 million. Cash provided by financing activities for the nine months ended September 30, 2018 was approximately $384.66 million, primarily driven by proceeds from the issuance of common Units of $263.38 million and net borrowings on debt of $171.85 million, partially offset by distributions paid of $49.48 million and other financing activities of $1.09 million.

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

As of September 30, 2018 and December 31, 2017, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2018			December 31, 2017
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$340.20	69%	$1,097.43	$603.59	45%

The following table summarizes the total Units issued and proceeds received related to capital drawdowns for the nine months ended September 30, 2018:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
February 21, 2018	335,966	$32.92
March 28, 2018	222,135	21.95
April 27, 2018	339,498	32.92
June 28, 2018	558,772	54.87
August 27, 2018	903,600	87.80
September 27, 2018	336,610	32.92
Total capital drawdowns	2,696,581	$263.38

The following table summarizes the total Units issued and proceeds received related to capital drawdowns for the nine months ended September 30, 2017:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
April 27, 2017	203,758	$20.01
April 28, 2017	535	0.05
May 26, 2017	444,153	43.90
June 29, 2017	441,837	43.90
August 21, 2017	557,806	54.87
September 28, 2017	332,027	32.92
Total capital drawdowns	1,980,116	$195.65

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

The following table shows our contractual obligations as of September 30, 2018:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
BoA Revolving Credit Facility	$199.00	$199.00	$–	$–	$–
JPM Revolving Credit Facility	$356.35	$–	$–	$356.35	$–

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

Subject to availability under the “Borrowing Base,” the maximum principal amount of the BoA Revolving Credit Facility was $250.00 million as of September 30, 2018, of which $199.00 million was drawn as of September 30, 2018. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. We have the ability to increase the maximum principal amount of the BoA Revolving Credit Facility up to $750.00 million, subject to increasing commitments of existing lenders and/or obtaining commitments of new lenders and certain other conditions. On July 16, 2018, the Company entered into the second amendment to the BoA Revolving Credit Facility pursuant to which the stated maturity date of the BoA Revolving Credit Facility was extended from July 17, 2018 to August 16, 2018.

On August 1, 2018, the Company entered into the third amendment to the BoA Revolving Credit Facility pursuant to which, among other things, (i) the stated maturity date of the BoA Revolving Credit Facility was extended from August 16, 2018 to May 31, 2019, (ii) the interest rate on obligations under the BoA Revolving Credit Facility was reduced from (A) the prevailing LIBOR for one, two, three or six months (the “Applicable LIBOR”) plus 3.00% per annum to the Applicable LIBOR plus 2.50% per annum or (B) an alternate base rate (the greater of the prime rate of such commercial bank, the federal funds rate plus 0.50%, and LIBOR plus 1.00%) (“ABR”) plus 2.00% per annum to ABR plus 1.50% per annum, and (iii) the maximum principal amount of the BoA Revolving Credit Facility will decrease on a monthly basis until the stated maturity date (unless reduced further at the Company’s discretion). The foregoing description is only a summary of the material provisions of the Amendment and is qualified in its entirety by reference to a copy of the Amendment, which is filed as Exhibit 10.2 to this Form 10-Q and incorporated by reference herein.

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) the three-month LIBOR (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%; and, with respect to advances denominated in a currency other than USD, the annual rate of interest is the reference rate then in effect for determining interest rates on commercial loans made in the applicable jurisdiction of such currency, in all cases, in each case, plus the applicable margin. The applicable margin is 3.50% per annum. SPV initially paid a commitment fee of 1.00% per annum (or 0.50% per annum during the first nine months from the date the JPM Revolving Credit Facility was entered into) on the average daily unused amount of the financing commitments until the third anniversary of the JPM Revolving Credit Facility.

On August 17, 2018, SPV entered into the first amendment of the JPM Revolving Credit Facility among SPV, as borrower, the Company, as portfolio manager, State Street Bank and Trust Company, as collateral agent, collateral administrator, bank and securities intermediary, the lenders party thereto and JPM, as administrative agent, pursuant to which, among other things, (i) the definition of the Ramp-Up Period was amended to end on May 21, 2019 instead of August 21, 2018 (and consequently certain of the provisions of the JPM Revolving Credit Facility that begin to apply, cease to apply, or change at the end of the Ramp-Up Period will not apply, cease to apply, or change, as the case may be, until such later date), (ii) the minimum amounts required to be borrowed under the JPM Revolving Credit Facility were modified to (x) 65% of the Financing Commitment (as defined in the JPM Revolving Credit Facility) between December 21, 2018 and March 20, 2019, (y) 75% of the Financing Commitment between March 21, 2019 and May 20, 2019, and (z) 85% of the Financing Commitment between May 21, 2019 and November 21, 2020, (iii) the commitment fee payable to lenders was modified to (x) 0.50% per annum until November 20, 2018, (y) 0.75% per annum from November 21, 2018 until May 21, 2019 and (z) 1.00% per annum thereafter, (iv) an affirmative covenant was added to require certain monthly reporting if the Unfunded Exposure Shortfall (defined as the amount by which SPV’s unfunded commitments exceeds the amount on deposit in an unfunded exposure account) exceeds certain amounts, and (v) an affirmative covenant was added which obligates the Company to maintain liquidity (the sum of cash, cash equivalents, uncalled capital commitments and borrowing capacity under the JPM Revolving Credit Facility, subject to certain limitations) at least equal to the Unfunded Exposure Shortfall.

The JPM Revolving Credit Facility is a multicurrency facility. As of September 30, 2018, the total commitments under the JPM Revolving Credit Facility were $400.00 million, of which $356.35 million was drawn. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fourth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2018, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of September 30, 2018 and December 31, 2017, our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2018	December 31, 2017
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$103.56	$29.94
First Lien/Last-Out Unitranche	8.35	–
Second Lien/Senior Secured Debt	19.99	5.80

Total	$131.90	$35.74

As of September 30, 2018, we had aggregate Commitments and undrawn Commitments from investors as follows:

	September 30, 2018
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$340.20	69%

RECENT DEVELOPMENTS

On October 22, 2018, in connection with the JPM Revolving Credit Facility, SPV exercised its rights pursuant to the accordion option under the JPM Revolving Credit Facility to increase the aggregate commitments under the JPM Revolving Credit Facility by $60 million, to $460 million, which shall be effectuated in two installments, a $25 million increase effective on October 24, 2018 and a $35 million increase on October 31, 2018. Pursuant to the accordion option under the JPM Revolving Credit Facility, the aggregate commitments under the JPM Revolving Credit Facility may be increased to up to $750 million.

On October 30, 2018, the Board of Directors declared a distribution equal to an amount up to our taxable earnings per unit, including net investment income (if positive) for the period October 1, 2018 through December 31, 2018, payable on or about January 25, 2019 to unitholders of record as of December 31, 2018.

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

Non-Accrual Status

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the investment has sufficient collateral value and is in the process of collection. As of September 30, 2018 and December 31, 2017, we had no investments on non-accrual status.

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

As of September 30, 2018 and December 31, 2017, on a fair value basis, approximately 1.3% and 2.0%, respectively, of our performing debt investments (including income-producing preferred stock) bore interest at a fixed rate and approximately 98.7% and 98.0%, respectively, of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facilities bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2018 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2018 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	34.36	(23.87)	10.49
Up 200 basis points	22.91	(15.92)	6.99
Up 100 basis points	11.45	(7.96)	3.49
Up 75 basis points	8.59	(5.97)	2.62
Up 50 basis points	5.73	(3.98)	1.75
Up 25 basis points	2.86	(1.99)	0.87
Down 25 basis points	(2.86)	1.99	(0.87)
Down 50 basis points	(5.73)	3.98	(1.75)
Down 75 basis points	(8.59)	5.97	(2.62)
Down 100 basis points	(11.45)	7.96	(3.49)
Down 200 basis points	(15.44)	15.92	0.48
Down 300 basis points	(15.74)	17.99	2.25

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended September 30, 2018:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
August 27, 2018	903,600	$87.80
September 27, 2018	336,610	32.92
Total capital drawdowns	1,240,210	$120.72

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

10.2

Third Amendment, dated as of August 1, 2018, between the Company, as Borrower, and Bank of America, N.A., as the Administrative Agent, Lead Arranger, Letter of Credit Issuer and a Lender (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-55660), filed on August 2, 2018).

10.3

First Amendment to Loan and Security Agreement, dated as of August 17, 2018, among Goldman Sachs Private Middle Market Credit SPV LLC, as borrower, Goldman Sachs Private Middle Market Credit LLC, as portfolio manager, State Street Bank and Trust Company, in its capacities as collateral agent, collateral administrator, securities intermediary and bank, the lenders party thereto and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55660), filed on August 22, 2018).

10.4

Letter Agreement, dated as of October 22, 2018, among Goldman Sachs Private Middle Market Credit SPV LLC, as borrower, Goldman Sachs Private Middle Market Credit LLC, the lenders party thereto, State Street Bank and Trust Company, as collateral agent, collateral administrator and securities intermediary and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55660), filed on October 25, 2018).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Date: November 1, 2018	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: November 1, 2018	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)