Form 10-K
period 2018-12-31
Goldman Sachs Private Middle Market Credit LLC
filed 2019-02-28
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55660

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☒	Smaller reporting company:	☐
Emerging growth company:	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of June 30, 2018, there was no established public market for the registrant’s limited liability company common units. The number of the registrant’s limited liability company common units outstanding as of February 28, 2019 was 9,204,203.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Index to Annual Report on Form 10-K for

Year Ended December 31, 2018

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our current and prospective portfolio companies to achieve their objectives;

•	the relative and absolute performance of our investment adviser;

•	our expected financings and investments;

•	the use of borrowed money to finance a portion of our investments;

•	our ability to make distributions;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of future acquisitions and divestitures;

•	the effect of changes in tax laws and regulations and interpretations thereof;

•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);

•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;

•	the ability of our investment adviser to attract and retain highly talented professionals;

•	the impact on our business from new or amended legislation or regulations;

•	the availability of credit and/or our ability to access the equity and capital markets; and

•	currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars.

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

ITEM 1.     BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through December 31, 2018, we have originated $1.80 billion in aggregate principal amount of debt and equity investments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Available Information

We file with or submit to the SEC periodic and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information filed electronically by us with the SEC. Copies of these reports, proxy and information statements and other information may be obtained by electronic request at the following e-mail address: publicinfo@sec.gov.

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

Investment Portfolio

As of December 31, 2018, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc. of $0.00 million) consisted of the following:

	As of December 31, 2018
Investment Type	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$743.10	$741.44	53.0%
First Lien/Last-Out Unitranche	165.26	163.25	11.7
Second Lien/Senior Secured Debt	473.20	466.79	33.3
Unsecured Debt	4.31	4.30	0.3
Preferred Stock	10.20	12.16	0.9
Common Stock	11.86	11.29	0.8
Warrants	0.10	0.13	0.0

Total Investments	$1,408.03	$1,399.36	100.0%

As of December 31, 2018, our portfolio consisted of 120 investments in 59 portfolio companies across 28 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2018, were Software, Internet Software & Services, IT Services and Health Care Providers & Services, which represented 10.4%, 9.4%, 8.4% and 8.4%, respectively, of our portfolio at fair value.

The geographic composition of our portfolio at fair value as of December 31, 2018 was 97.9% invested in portfolio companies organized in the United States and 2.1% in portfolio companies organized in Ireland.

As of December 31, 2018, the weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	December 31, 2018
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.0%	10.0%
First Lien/Last-Out Unitranche(2)(3)	11.3%	11.8%
Second Lien/Senior Secured Debt(2)	11.2%	11.6%
Unsecured Debt(2)	13.6%	13.8%
Preferred Stock(4)	0.0%	0.0%
Common Stock(4)	0.0%	0.0%
Warrants(4)	0.0%	0.0%
Total Portfolio	10.4%	10.6%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
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

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of December 31, 2018:

December 31, 2018
Number of portfolio companies	59
Percentage of performing debt bearing a floating rate (1)	98.7%
Percentage of performing debt bearing a fixed rate (1) (2)	1.3%
Weighted average leverage (net debt/EBITDA)(3)	5.7x
Weighted average interest coverage(3)	2.0x
Median EBITDA(3)	$40.3 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of December 31, 2018, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 28.9% of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

As of December 31, 2018, we had aggregate Commitments and undrawn Commitments from investors as follows:

	December 31, 2018
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$263.38	76%

The following table summarizes the total Units issued and proceeds received related to capital drawdowns for the year ended December 31, 2018:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
February 21, 2018	335,966	$32.92
March 28, 2018	222,135	21.95
April 27, 2018	339,498	32.92
June 28, 2018	558,772	54.87
August 27, 2018	903,600	87.80
September 27, 2018	336,610	32.92
November 13, 2018	795,162	76.82

Total capital drawdowns	3,491,743	$340.20

The following table summarizes the total Units issued and proceeds received related to capital drawdowns for the year ended December 31, 2017:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
April 27, 2017	203,758	$20.01
April 28, 2017	535	0.05
May 26, 2017	444,153	43.90
June 29, 2017	441,837	43.90
August 21, 2017	557,806	54.87
September 28, 2017	332,027	32.92
October 30, 2017	900,334	87.79

Total capital drawdowns	2,880,450	$283.44

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

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of our Board of Directors, a majority of which is made up of independent directors (including an independent Chairman), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is a subsidiary of Group Inc., a public company that is a bank holding company (a “BHC”), financial holding company (a “FHC”) and a world-wide, full-service financial services organization. Group Inc. is the general partner and owner of GSAM. GSAM has been providing financial solutions for investors since 1988 and had over $1.3 trillion of assets under supervision as of December 31, 2018.

The GSAM Private Credit Group

The Private Credit Group of GSAM (the “GSAM Private Credit Group”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring our investments and monitoring and servicing our investments. The GSAM Private Credit Group was comprised of 23 investment professionals, as of December 31, 2018, all of whom are dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company. The GSAM Private Credit Group sits with a broader team known as the “GSAM Credit Alternatives Team” which has additional responsibilities other than those relating to the Company. In addition, GSAM has risk management, legal, accounting, tax, information technology and compliance personnel, among others, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The GSAM Private Credit Group is dedicated primarily to private corporate credit investment opportunities in North America and utilizes a bottom-up, fundamental research approach to lending. The senior members of the GSAM Private Credit Group have been working together since 2006 and have an average of over 15 years of experience in leveraged finance and private transactions.

All investment decisions are made by the investment committee of GSAM’s Private Credit Group (the “Investment Committee”), which currently consists of five voting members: Brendan McGovern, Jon Yoder, David Yu, Jordan Walter and Michael Mastropaolo, as well as three non-voting members with operational and/or legal expertise. For biographical information about the voting members of the Investment Committee, see “Item 10. Directors, Executive Officers and Corporate Governance—Biographical Information.” The Investment Committee is responsible for approving all of our investments. The Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The voting members of the Investment Committee collectively have over 50 years of experience in middle-market investment and activities related to middle-market investing. The membership of the Investment Committee may change from time to time.

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

Subject to applicable law, we may invest alongside Goldman Sachs and its Accounts. In certain circumstances, negotiated co-investments by us and other Accounts may be made only pursuant to an order from the SEC permitting us to do so. Together with our Investment Adviser, GS BDC and GS MMLC, we applied for and received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS BDC and GS MMLC), each of whose investment adviser is GSAM. After the date of the exemptive order, co-investments may be made subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief and are allocated fairly among participants. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS BDC, GS MMLC and/or other funds managed by our Investment Adviser. If our Investment Adviser identifies an investment and we are unable to rely on our exemptive relief for that particular opportunity, our Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts.

We are prohibited by the Investment Company Act from participating in certain transactions with our affiliates without the prior approval of the Independent Directors (as defined in “Item 10. Directors, Executive Officers and Corporate Governance”) and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of the Independent Directors. Our Investment Adviser and its affiliates, including persons that control, or are under common control with, us or our Investment Adviser, are also considered our affiliates under the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into “joint” transactions with, such affiliates without exemptive relief from the SEC.

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

Personnel of our Investment Adviser involved in decision-making for Accounts may make allocation related decisions for us and other Accounts by reference to one or more factors, including: the Account’s portfolio and its investment horizons, objectives, guidelines and restrictions (including legal and regulatory restrictions); strategic fit and other portfolio management considerations, including different desired levels of investment for different strategies; the expected future capacity of the applicable Accounts; limits on our Investment Adviser’s brokerage discretion; cash and liquidity considerations; and the availability of other appropriate investment opportunities. Suitability considerations, reputational matters and other considerations may also be considered. The application of these considerations may cause differences in the performance of different Accounts that have similar strategies. In addition, in some cases our Investment Adviser may make investment recommendations to Accounts where the Accounts make the investment independently of our Investment Adviser, which may result in a reduction in the availability of the investment opportunity for other Accounts (including us) irrespective of our Investment Adviser’s policies regarding allocation of investments. With respect to GS BDC, our Investment Adviser may also make allocation-related decisions by reference to the JV, consistent with the nature of the relationship between GS BDC and the JV, even though there is no formal investment advisory relationship between our Investment Adviser and the JV. Additional information about our Investment Adviser’s allocation policies is set forth in Item 6 (“Performance-based Fees and Side-by-Side Management—Side-by-Side Management of Advisory Accounts; Allocation of Opportunities”) of our Investment Adviser’s Form ADV.

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

We may or may not receive opportunities referred by Goldman Sachs businesses and affiliates, but in no event do we have any rights with respect to such opportunities. Subject to applicable law, including the Investment Company Act, such opportunities or any portion thereof may be offered to other Accounts, Goldman Sachs, all or certain investors in us, or such other persons or entities as determined by Goldman Sachs in its sole discretion. We will have no rights and will not receive any compensation related to such opportunities. Certain of such opportunities may be referred to us by employees or other personnel of GS & Co., or by third-parties. If we invest in any such opportunities, GS & Co. or such third-parties may be entitled, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, to compensation from us or from the borrowers in connection with such investments. Any compensation we pay in connection with such referrals will be an operating expense and will accordingly be borne by us (and will not serve to offset any Management Fee or Incentive Fee payable to the Investment Adviser).

In connection with certain of our investments, following our Investment Adviser’s determination that the appropriate portion of an applicable investment opportunity has been offered to us and other Accounts in accordance with the Investment Adviser’s allocation policy and applicable legal requirements, including the Investment Company Act and, if applicable, the terms of the SEC exemptive order on co-investments disclosed herein (collectively, “Applicable Law”), we and/or our Investment Adviser may have the opportunity to offer all or a portion of the excess amounts of such investment opportunity to other persons or entities. These opportunities include, for example, where our Investment Adviser has determined that while it is in our best interests to acquire the full amount of an investment available to it if the alternative is to not make the investment at all, it is further in our best interests of, due to diversification, portfolio management, leverage management, investment profile, risk tolerance or other exposure guidelines or limitations, cash flow or other considerations, for us to hold less economic exposure to the investment than such full amount. Subject to Applicable Law, such opportunities may be structured as an investment alongside us or as a purchase of a portion of the investment from us (through a syndication, participation or otherwise).

In all cases, subject to Applicable Law, our Investment Adviser has broad discretion in determining to whom and in what relative amounts to offer such opportunities, and factors our Investment Adviser may take into account, in its sole discretion, include whether such potential recipient is able to assist or provide a benefit to us in connection with the potential transaction or otherwise, whether our Investment Adviser believes the potential recipient is able to execute a transaction quickly, whether the potential recipient is expected to provide expertise or other advantages in connection with a particular investment, whether our Investment Adviser is aware of such potential recipient’s expertise or interest in these types of opportunities generally or in a subset of such opportunities or, the potential recipient’s target investment sizing. Recipients of these opportunities may, in accordance with Applicable Law, include one or more investors in us, one or more investors in other funds managed by the GSAM Credit Alternatives Team, clients or potential clients of Goldman Sachs, or funds or accounts established for any such persons. These opportunities may give rise to potential conflicts of interest. These opportunities will be offered to the recipients thereof on such terms as our Investment Adviser determines in its sole discretion, subject to Applicable Law, including on a no-fee basis or at prices higher or lower than those paid by us. As a result of these and other reasons, returns with respect to an opportunity may exceed investors’ returns with respect to our investment in the same opportunity.

For a further explanation of the allocation of opportunities and other conflicts and the risks related thereto, please see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

Market Opportunity

The GSAM Private Credit Group believes there is an attractive investment opportunity to invest in U.S. middle-market companies. Specifically:

•

The middle-market represents a large target market opportunity. According to the National Center for the Middle Market and the CIA World Factbook, the U.S. middle market is comprised of approximately 200,000 companies that represent approximately 33% of the private sector gross domestic product.[1] This makes the U.S. middle market equivalent to the world’s third largest global economy on a stand-alone basis. Collectively, the U.S. middle market generates more than $6 trillion in annual revenue. The GSAM Private Credit Group believes that there is an attractive investment environment for us to provide loans to U.S. middle market companies.

•

There have been secular changes in ownership structures of middle-market companies. The GSAM Private Credit Group has observed a transformation in the ownership structures of private and public companies. The number of U.S. private-equity companies is at its highest level since 2000. Conversely, the number of listed U.S. domestic companies has dramatically declined over the same time period, yet the average market capitalization of listed U.S. companies has grown. The GSAM Private Credit Group believes that this has resulted in a shift in the ownership of middle-market companies and thus creating a larger market opportunity for us to provide debt capital to the companies that we expect to target.

•

There is a large amount of un-invested private equity capital for middle-market companies. There is a large amount of un-invested private equity capital for North America buyout funds. The GSAM Private Credit Group believes this creates additional capacity for us as the GSAM Private Credit Group expects private equity firms will seek to leverage their investments by combining equity capital with debt capital.

•

Changes in business strategy by banks have further reduced the supply of capital to middle-market companies. The trend of consolidation of regional banks into money center banks has reduced the focus of these businesses on middle-market lending. Money center banks traditionally focus on lending and providing other services to large corporate clients to whom they can deploy larger amounts of capital more efficiently. The GSAM Private Credit Group believes that this has resulted in fewer bank lenders to U.S. middle-market companies and reduced the availability of debt capital to the companies that we expect to target.

•

The capital markets have been unable to fill the void in middle-market finance left by banks. While underwritten bond and syndicated loan markets have been robust in recent years, middle-market companies are rarely able to access these markets as participants are generally highly focused on the liquidity characteristics of the bond or loan being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds and broadly syndicated loans. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions. Accordingly, the existence of an active secondary market for their investments is an important consideration in the initial investment decision. Because there is typically no active secondary market for the debt of U.S. middle-market companies, mutual funds and ETFs generally do not provide capital to U.S. middle-market companies. The GSAM Private Credit Group believes that this is likely to be a persistent problem for the capital markets and creates an advantage for investors like us who have a more stable capital base and can therefore invest in illiquid assets.

•

It is difficult for new lending platforms to enter the middle market and fill the capital void because it is very fragmented. While the middle market is a very large component of the U.S. economy, it is a highly fragmented space with thousands of companies operating in many different geographies and industries. Typically, companies that need capital find lenders and investors based on pre-existing relationships, referrals and word of mouth. Developing the many relationships and wide-spread recognition required to become source of capital to the middle market is a time consuming, highly resource-intensive endeavor. As a result, the GSAM Private Credit Group believes that it is difficult for new lending platforms to successfully enter the middle market, thereby providing insulation from rapid shifts in the supply of capital to the middle market that might otherwise disrupt pricing of capital.

Competitive Advantages

The Goldman Sachs Platform: Group Inc. is a leading global financial institution that provides a wide range of financial services to a substantial and diversified client base, including companies and high net worth individuals, among others. The firm is headquartered in New York, and maintains offices across the United States and in all major financial centers around the world. Group Inc.’s asset management subsidiary, GSAM, is one of the world’s leading investment managers with over 730 investment professionals and approximately $1.3 trillion in assets under supervision as of December 31, 2018. GSAM’s investment teams, including the GSAM Private Credit Group, capitalize on the relationships, market insights, risk management expertise, technology and infrastructure of Goldman Sachs. The GSAM Private Credit Group believes the Goldman Sachs platform delivers a meaningful competitive advantage in the following ways:

•

Origination of Investment Opportunities: Goldman Sachs has a preeminent network of relationships and the ability to provide valued intellectual, as well as financial, capital to middle-market borrowers which the GSAM Private Credit Group believes significantly enhances

[1]

Estimate for 2017 by the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org (relying on data from the CIA World Factbook, available at https://www.cia.gov/library/publications/the-world-factbook/).

its origination capability. The GSAM Private Credit Group believes that many borrowers prefer to do business with Goldman Sachs and its advised funds because of its ability to offer further services to middle-market companies as they grow in their life cycle, including financial advice, acquisition opportunities and capital markets expertise. The GSAM Private Credit Group is also able to leverage the Goldman Sachs platform to provide borrowers with access to Goldman Sachs’ broad client network, which can be utilized to find new customers and partners as they seek to grow and execute their strategic plans.

•

Evaluation of Investment Opportunities: The GSAM Private Credit Group is comprised of seasoned professionals with significant private credit investing experience. The team draws on a diverse array of skill sets, spanning fundamental credit and portfolio management, as well as legal and transactional structuring expertise. The GSAM Private Credit Group is trained in, and utilizes, proprietary investment practices and procedures developed over many decades by Goldman Sachs, including those related to performing due diligence on prospective portfolio investments and reviewing the backgrounds of potential partners. Further, Goldman Sachs is an active participant in a wide array of industries, both in service to clients operating in many different industries and acting as a principal or customer in such industries. Accordingly, Goldman Sachs houses a tremendous amount of industry knowledge and experience. Subject to internal information barriers and related limitations, the GSAM Private Credit Group is able to draw upon these industry insights and expertise as it evaluates investment opportunities.

•

Risk Monitoring of Investments: The GSAM Private Credit Group has significant processes and procedures in place, including proprietary information technology systems, to monitor and evaluate the performance of its investments at the asset level. In addition, the GSAM Private Credit Group benefits from Goldman Sachs’ extensive risk management capabilities, which have been developed and honed over many investment cycles. The GSAM Private Credit Group’s portfolio is regularly reviewed and stressed under various scenarios by senior risk management personnel within Goldman Sachs. These scenarios are drawn from the expertise developed by Goldman Sachs for its own balance sheet. This risk monitoring is designed to minimize the risk of capital loss and maintain an investment portfolio that is expected to perform in a broad range of economic conditions.

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

We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2016. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our Unitholders as dividends if we meet certain source of income, distribution, and asset diversification requirements. We intend to timely distribute to our Unitholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. In addition, the distributions we pay to our Unitholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

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

As of December 31, 2018, our portfolio (which term does not include our investment in a money market fund managed by an affiliate of Group Inc.) on a fair value basis, was comprised of approximately 98.0% secured debt investments (53.0% in first lien debt, 11.7% in first lien/last-out unitranche loans and 33.3% in second lien debt), 0.3% in unsecured debt, 0.9% in preferred stock and 0.8% in common stock and warrants. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to Unitholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

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

•

Due diligence. Our Investment Adviser takes a bottom-up, fundamental research approach to our potential investments. It believes it is critical to conduct extensive due diligence on investment targets and in evaluating new investments. Our Investment Adviser conducts a rigorous due diligence process that is applied to prospective portfolio companies and draws from its experience, industry expertise and network of contacts. In conducting due diligence, our Investment Adviser uses information provided by companies, financial sponsors and publicly available information as well as information from relationships with former and current management teams, consultants, competitors and investment bankers.

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

Upon the completion of due diligence and a decision to proceed with an investment in a company, the team leading the investment presents the investment opportunity to our Investment Committee. This committee determines whether to pursue the potential investment. All new investments are required to be reviewed by the Investment Committee. The members of the Investment Committee are employees of our Investment Adviser and they do not receive separate compensation from us or our Investment Adviser for serving on the Investment Committee.

Additional due diligence with respect to any investment may be conducted on our behalf (and at our expense) by attorneys prior to the closing of the investment, as well as other outside advisers, as appropriate.

Investment Committee

All investment decisions are made by the Investment Committee which consists of five voting members, Brendan McGovern, Jon Yoder, David Yu, Jordan Walter and Michael Mastropaolo, as well as three non-voting members with operational or legal expertise. Our Investment Committee is responsible for approving all of our investments. Our Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on our Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity.

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

We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. Mezzanine debt typically has interest-only payments in the early years, payable in cash or in-kind, with amortization of principal deferred to the later years of the mezzanine debt. In some cases, we may enter into mezzanine debt that, by its terms, converts into equity (or is issued along with warrants for equity) or additional debt securities or defers payments of interest for the first few years after our investment. Typically, our mezzanine debt investments have maturities of three to ten years.

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

•

investments with a grade of 3 indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and

•

investments with a grade of 4 indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, in most cases, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

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

Our Administrator

Pursuant to our Administration Agreement (as defined below), our administrator is responsible for providing various accounting and administrative services to us. Our administrator is entitled to fees as described in “—Administration Agreement.” To the extent that our administrator outsources any of its functions, the administrator will pay any compensation associated with such functions. See “—Administration Agreement.”

Management Agreements

Investment Advisory Agreement

The investment advisory and management agreement (the “Investment Advisory Agreement”) with our Investment Adviser was entered into as of April 11, 2016. The Investment Advisory Agreement will remain in full force and effect so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the Independent Directors in accordance with the requirements of the Investment Company Act, and (b) a vote of a majority of the Board of Directors or a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Board of Directors or by vote of a majority of our outstanding voting securities, on the one hand, or by our Investment Adviser, on the other hand. The Investment Advisory Agreement also will automatically terminate in the event of its assignment (as defined in the Investment Company Act). See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We are dependent upon management personnel of our Investment Adviser for our success.”

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

For the year ended December 31, 2018, Management Fees amounted to $9.60 million. As of December 31, 2018, $2.91 million remained payable. For the year ended December 31, 2017, Management Fees amounted to $4.80 million.

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

Board Approval of the Investment Advisory Agreement

Our Board of Directors determined at an in person meeting held on August 1, 2018 to approve the continuation of the Investment Advisory Agreement. In its consideration of the renewal of the Investment Advisory Agreement, the Board of Directors focused on information it had received relating to, among other things:

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

In connection with their consideration of the renewal of the Investment Advisory Agreement, our Board of Directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling their decision. After deliberation and consideration of all of the information provided, including the factors described above, the Board of Directors concluded, in the exercise of their business judgment, that the management fees paid by us were reasonable in light of the services provided to us by the Investment Adviser, the Investment Adviser’s costs, and our current and reasonably foreseeable asset levels. The Board of Directors unanimously concluded that the Investment Adviser’s continued management likely would benefit us and our Unitholders and that the Investment Advisory Agreement should be approved and continued with respect to us until August 31, 2019.

For the period from June 9, 2016 (inception) to December 31, 2016, we paid our Investment Adviser a total of $0.22 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Advisory Agreement, which consisted of $0.22 million in Management Fees and no Incentive Fees. For the year ended December 31, 2017, we paid our Investment Adviser a total of $3.83 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Advisory Agreement), which consisted of $3.83 million in Management Fees and no Incentive Fees. For the year ended December 31, 2018, we paid our Investment Adviser a total of $8.37 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Advisory Agreement), which consisted of $8.37 million in Management Fees and no Incentive Fees.

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

Limited Liability of our Investment Adviser

Our Investment Adviser will not be liable for any error of judgment or mistake of law or for any loss suffered by us in connection with the matters to which the Investment Advisory Agreement relates, except a loss resulting from willful misfeasance, bad faith or gross negligence on our Investment Adviser’s part in the performance of its duties or from reckless disregard by our Investment Adviser of its obligations and duties under the Investment Advisory Agreement. Any person, even though also employed by our Investment Adviser, who may be or become an employee of and paid by us shall be deemed, when acting within the scope of his or her employment by us, to be acting in such employment solely for us and not as our Investment Adviser’s employee or agent. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our Investment Adviser will be paid the Management Fee even if the value of your investment declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.”

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

We pay the Administrator fees for its services as we determine are commercially reasonable in our sole discretion. We also reimburse the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions.

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

Any issuance of preferred securities must comply with the requirements of the Investment Company Act. Additionally, the Investment Company Act requires, among other things, that (1) immediately after issuance and before any dividend or other distribution is made with respect to the Units and before any purchase of Units is made, such preferred securities together with all other senior securities must not exceed an amount equal to 50% of our total assets (66 2/3% if certain requirements are met) after deducting the amount of such dividend, distribution or purchase price, as the case may be, and (2) the holders of preferred securities, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred securities are in arrears by two full years or more. Certain other matters under the Investment Company Act require a separate class vote of the holders of any issued and outstanding preferred securities. For example, holders of preferred securities would be entitled to vote separately as a class from the holders of units on a proposal involving a plan of reorganization adversely affecting such preferred securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed a “principal underwriter” as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”). We may purchase or otherwise receive warrants which offer an opportunity (not a requirement) to purchase common stock of a portfolio company in connection with an acquisition financing or other investments. Similarly, we may acquire rights that obligate an issuer of acquired securities or their affiliates to repurchase the securities at certain times, under certain circumstances.

We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the Investment Company Act. Under these limits, we generally cannot (1) acquire more than 3% of the total outstanding voting stock of any registered investment company, (2) invest more than 5% of the value of our total assets in the securities of one registered investment company, or (3) invest more than 10% of the value of our total assets in the securities of registered investment companies in general. These limitations do not apply where we acquire interests in a money market fund as long as we do not pay a sales charge or service fee in connection with the purchase. With respect to the portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject Unitholders to additional expenses. None of the policies described above are fundamental and each such policy may be changed without Unitholder approval, subject to any limitations imposed by the Investment Company Act.

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

We expect to deploy substantially all proceeds from our offerings for investment purposes within two years of May 5, 2017.

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

Managerial Assistance to Portfolio Companies

A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above under “—Qualifying Assets.” However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must also either control the issuer of the securities or offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance (as long as the BDC does not make available significant managerial assistance solely in this fashion). Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of equity securities senior to the Units if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 200% immediately after each such issuance (or 150% if certain requirements are met). The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as us, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to Unitholders or the repurchase of our Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of its total assets for temporary purposes without regard to asset coverage. A loan is presumed to be made for temporary or emergency purposes if it is repaid within 60 days and is not extended or renewed; otherwise it is presumed to not be for temporary purposes. For a discussion of the risks associated with leverage, “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.”

Code of Ethics

We have adopted a Code of Ethics pursuant to Rule 17j-1 under the Investment Company Act and we have also approved our Investment Adviser’s Code of Ethics that it adopted in accordance with Rule 17j-1 and Rule 204A-1 under the Advisers Act. These codes of ethics establish, among other things, procedures for personal investments and restrict certain personal securities transactions, including transactions in securities that are held by us. Personnel subject to each code may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements. The Codes of Ethics are available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. Copies may also be obtained by electronic request to publicinfo@sec.gov.

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

We are required to provide and maintain a bond issued by a reputable fidelity insurance company in order to protect against larceny and embezzlement, covering each of our officers and employees, who may singly, or jointly with others, have access to our securities or funds. Furthermore, as a BDC, we are prohibited from protecting any director, officer, investment adviser or underwriter against any liability to us or our Unitholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

Compliance with the JOBS Act

We are, and expect to remain, an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, as it may be amended from time to time (the “JOBS Act”), until the earliest of:

•	the last day of the fiscal year in which our total annual gross revenues first exceed $1.07 billion;

•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt;

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

Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time or worsened market conditions, including as a result of United States government shutdowns or the perceived creditworthiness of the United States, could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if any, may be at a higher cost and on less favorable terms and conditions than would currently be available. If we are unable to raise or refinance debt, Unitholders may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

Given the periods of extreme volatility and dislocation in the capital markets from time to time, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, significant changes in the capital markets, including the extreme volatility and disruption over the past several years, has had, and may in the future have, a negative effect on asset valuations of our investments and on the potential for liquidity events involving these investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows. An inability to raise or access capital could have a material adverse impact on our business, financial condition or results of operations.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, have contributed and may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

In August 2011 and then affirmed in August 2013, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+”. Additionally, in January of 2012, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating for several large European countries. These ratings negatively impacted global markets and economic conditions. Although U.S. lawmakers have taken steps to avoid further downgrades, U.S. budget deficit concerns and similar conditions in Europe, China and elsewhere have increased the possibility of additional credit-rating downgrades and worsening global economic and market conditions. There can be no assurance that current or future governmental measures to mitigate these conditions will be effective. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and other global economic conditions, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, the Federal Reserve has raised its federal funds target rate five times since December 2016. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may further increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

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

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to maintain our qualification for tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

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

•

The annual distribution requirement for a RIC will generally be satisfied if we distribute to Unitholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for each taxable year. Because we use debt financing, we are subject to an asset coverage ratio requirement under the Investment Company Act, and we are subject to certain covenants contained in our credit agreements and other debt financing agreements. This asset coverage ratio requirement and these covenants could, under certain circumstances, restrict us from making distributions to Unitholders that are necessary for us to satisfy the distribution requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to Unitholders, we could fail to maintain our RIC tax treatment and thus become subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

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

•

The asset diversification requirement will be satisfied if, at the end of each quarter of our taxable year, at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs and other acceptable securities, and no more than 25% of the value of our assets is invested in the securities (other than U.S. government securities or securities of other RICs) of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

We do not have any employees. We depend on the experience, diligence, skill and network of business contacts of the GSAM Credit Alternatives Team, together with other investment professionals that our Investment Adviser currently employs, or may subsequently retain, to identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our success depends to a significant extent on the continued service and coordination of our Investment Adviser’s senior investment professionals. The departure of any of our Investment Adviser’s key personnel, including members of the Investment Committee, or of a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure investors that our Investment Adviser will remain our investment adviser or that we will continue to have access to our Investment Adviser or its investment professionals. See “—Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

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

Subject to applicable law, Goldman Sachs or Accounts may invest alongside us. In certain circumstances, negotiated co-investments by us and other Accounts may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted GSAM, GS BDC, GS MMLC and the Company the Exemptive Relief, that permits us to co-invest with GS BDC, GS MMLC and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, in the future, subject to certain conditions, such as that co-investments be made in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the Exemptive Relief. Under the terms of the exemptive relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our Unitholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our Unitholders and is consistent with our board of directors approved criteria. See “—Our ability to enter into transactions with our affiliates is restricted.”

As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS BDC, GS MMLC and/or other funds managed by our Investment Adviser. If we are unable to rely on our exemptive relief for a particular opportunity when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, our Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts.

Goldman Sachs’ financial and other interests may incentivize Goldman Sachs to favor other Accounts.

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

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities or other credit facilities will have claims on our assets that are superior to the claims of Unitholders. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to Unitholders. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding return to Unitholders (1)	(21.56)%	(12.67)%	(3.77)%	5.12%	14.02%

(1)

Assumes (i) $1,436.51 million in total assets as of December 31, 2018, (ii) $574.46 million in outstanding indebtedness as of December 31, 2018, (iii) $807.46 million in net assets as of December 31, 2018 and (iv) an annualized average interest rate on our indebtedness as of December 31, 2018, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 5.30%.

Based on our outstanding indebtedness of $574.46 million as of December 31, 2018 and an annualized average interest rate on our indebtedness as of December 31, 2018, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 5.30%, our investment portfolio at fair value would have had to produce an annual return of approximately 2.18% to cover annual interest payments on the outstanding debt.

We operate in a highly competitive market for investment opportunities.

A number of entities, including GS BDC and GS MMLC, compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, commercial and investment banks, commercial financing companies, CLOs, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds, perpetual fund lives and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. Additionally, an investment opportunity may be appropriate for one or more of us and GS BDC, GS MMLC or any other investment fund managed by our affiliates, and co-investment may not be possible. In these instances GSAM will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

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

We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. See “Item 1. Business—Compliance with the Sarbanes-Oxley Act.” We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred, and expect to incur in the future, significant annual expenses related to these steps and directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses associated with being a public company.

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

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we incur additional expenses that may negatively impact our financial performance and our ability to make distributions. This process also may result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.

There are significant potential conflicts of interest that could negatively impact our investment returns. A number of these potential conflicts of interest with affiliates of our Investment Adviser and Group Inc. are discussed in more detail elsewhere in this report.

Group Inc., including its affiliates and personnel, is a BHC and a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. As such, it acts as an investor, investment banker, research provider, investment manager, financer, advisor, market maker, proprietary trader, prime broker, lender, agent and principal. In those and other capacities, Goldman Sachs purchases, sells and holds a broad array of investments, actively trades securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own Accounts or for the Accounts of its customers, and has other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loan and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in portfolio companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us, or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such Accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. See “Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest” and “—Our ability to enter into transactions with our affiliates is restricted.” In addition, GS & Co. may, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, receive compensation from us or from the borrowers if we make any investments based on opportunities that such employees or personnel of GS & Co. have referred to us. Such compensation might incentivize GS & Co. or its employees or personnel to refer opportunities or to recommend investments that might otherwise be unsuitable for us. Further, any such compensation paid by us, or paid by the borrower (to which we would otherwise have been entitled) in connection with such investments, may negatively impact our returns.

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

In addition, subject to applicable law, Goldman Sachs or another investment account or vehicle managed or controlled by Goldman Sachs may hold securities, loans or other instruments of a portfolio company in a different class or a different part of the capital structure than securities, loans or other instruments of such portfolio company held by us. As a result, Goldman Sachs or another investment account or vehicle may pursue or enforce rights or activities, or refrain from pursuing or enforcing rights or activities, on behalf of its own account, that could have an adverse effect on us. In addition, to the extent Goldman Sachs has invested in a portfolio company for its own account, Goldman Sachs may limit the transactions engaged in by us with respect to such portfolio company or issuer for reputational, legal, regulatory or other reasons.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) impacts many aspects of the financial services industry. Many of the provisions of the Dodd-Frank Act have been implemented, while others will still require final rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including current rules and regulations and proposed rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us and our portfolio companies, intensify the regulatory supervision of us and our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

On December 22, 2017, President Trump signed H.R. 1 (the “Tax Cuts and Jobs Act”) into law. The Tax Cuts and Jobs Act makes significant changes to the United States income tax rules applicable to both individuals and entities, including corporations. The Tax Cuts and Jobs Act includes provisions that, among other things, reduce the U.S. corporate tax rate, introduce a capital investment deduction, limit the interest deduction, limit the use of net operating losses to offset future taxable income and make extensive changes to the U.S. international tax system. The Tax Cuts and Jobs Act is complex and far-reaching, and we cannot predict the impact its enactment will have on us, our subsidiaries, our portfolio companies and the holders of our securities.

Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Investment Adviser has the right, under the Investment Advisory Agreement, to resign at any time upon 60 days’ written notice, regardless of whether we have found a replacement. If our Investment Adviser resigns, we may not be able to find a new external investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected, and the value of our Units may decline.

Our Investment Adviser’s responsibilities and its liability to us are limited under the Investment Advisory Agreement, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our Investment Adviser will not be liable for any error of judgment or mistake of law or for any loss suffered by us in connection with the matters to which the Investment Advisory Agreement relates, except a loss resulting from willful misfeasance, bad faith or gross negligence on our Investment Adviser’s part in the performance of its duties or from reckless disregard by our Investment Adviser of its obligations and duties under the Investment Advisory Agreement. Any person, even though also employed by our Investment Adviser, who may be or become an employee of and paid by us shall be deemed, when acting within the scope of his or her employment by us, to be acting in such employment solely for us and not as our Investment Adviser’s employee or agent. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “—Our Investment Adviser will be paid the Management Fee even if the value of Unitholders’ investments declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.”

Our ability to enter into transactions with our affiliates is restricted.

As a BDC, we are prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of a majority of the Independent Directors who have no financial interest in the transaction, or in some cases, the prior approval of the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed to be an affiliate for purposes of the Investment Company Act and, if this is the only reason such person is an affiliate, we are generally prohibited from buying any asset from or selling any asset (other than Units) to such affiliate, absent the prior approval of such directors. The Investment Company Act also prohibits “joint transactions” with an affiliate, which could include joint investments in the same portfolio company, without approval of the Independent Directors or in some cases the prior approval of the SEC. Moreover, except in certain limited circumstances, we are prohibited from buying any asset from or selling any asset to a holder of more than 25% of our voting securities, absent prior approval of the SEC. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing. In certain circumstances, negotiated co-investments may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS BDC and GS MMLC), each of whose investment adviser is GSAM, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS BDC, GS MMLC and/or other funds managed by our Investment Adviser. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Additionally, except in certain circumstances, we will be unable to invest in any issuer in which another client sponsored or managed by our Investment Adviser has previously invested, including GS BDC and GS MMLC. In particular, we may be unable to make a follow-on investment in a portfolio company if the existing investment was not made pursuant to the SEC exemptive order we received on January 4, 2017.

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

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our Investments, the value of the Units and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

Our business is directly influenced by the economic cycle, and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.

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

The Commodity Futures Trading Commission (the “CFTC”) and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the CFTC staff no action letter (the “BDC CFTC No-Action Letter”) imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter.

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

In 2015, the SEC proposed a new rule under the Investment Company Act that would govern the use of derivatives (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under the proposed rule, a BDC would be required to comply with one of two alternative portfolio limitations and manage the risks associated with derivatives transactions and financial commitment transactions by segregating certain assets. Furthermore, a BDC that engages in more than a limited amount of derivatives transactions or that uses complex derivatives would be required to establish a formalized derivatives risk management program. If the SEC adopts this rule in the form proposed, our ability to enter into transactions involving such instruments may be hindered, which could have an adverse effect on our business, financial condition and results of operations.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The decision made in the United Kingdom referendum in June 2016 to leave the European Union (commonly known as “Brexit”) has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in political, regulatory, consumer, corporate and financial confidence in the United Kingdom and Europe. The United Kingdom and European Union announced in March 2018 an agreement in principle to transitional provisions under which European Union law would remain in force in the United Kingdom until the end of December 2020, but this remains subject to the successful conclusion of an agreement between the United Kingdom and the European Union. In the absence of such an agreement there would be no transitional provisions and the United Kingdom would exit the European Union at the end of the two year period on March 29, 2019, and the relationship between the United Kingdom and the European Union would be based on the World Trade Organization rules. The process for the United Kingdom to exit the European Union, and the longer term economic, legal, political, regulatory and social framework to be put in place between the United Kingdom and the European Union remain unclear and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. The mid-to-long term uncertainty may have a negative effect on the performance of any investments located or with operations in the United Kingdom or Europe. Additionally, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on the ability of us and our portfolio companies to execute our respective strategies and to receive attractive returns.

In particular, currency volatility may mean that the returns of us and our portfolio companies are adversely affected by market movements and may make it more difficult, or more expensive, for us to implement appropriate currency hedging. Fluctuations in the value of the British Pound and/or the euro, along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of our portfolio companies located in the United Kingdom or Europe.

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

We invest primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as select equity investments. The securities in which we invest typically are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service and lower than “BBB-” by Fitch Ratings or S&P). These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Therefore, our investments may result in an above average amount of risk and volatility or loss of principal. We also may invest in other assets, including U.S. government securities and structured securities. These investments entail additional risks that could adversely affect our investment returns.

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

•	our executive officers, directors and Investment Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

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

The majority of our investments are expected to be in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available are determined in good faith under procedures adopted by our Board of Directors. Our Board of Directors utilizes the services of independent third-party valuation firms (“Independent Valuation Advisors”) in determining the fair value of a portion of the securities in our portfolio as of each quarter end. Investment professionals from our Investment Adviser also prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy.

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

When our NAV is determined other than on a quarter-end (such as in connection with issuances of shares of our common Units on dates occurring mid-quarter), such determinations of NAV are generally made by our Investment Adviser, acting under delegated authority from, and subject to the supervision of our Board of Directors. While such NAV determinations are made in accordance with procedures adopted by our Board of Directors, such intra-quarter NAV determinations do not follow the same procedures as quarter-end NAV determinations, such as the input of our Audit Committee or Independent Valuation Advisors, which may heighten the risks described above. However, we intend to comply at all times with the limitations of Section 23 under the Investment Company Act (which generally prohibits us from issuing Units at a price below the then-current NAV of the Units as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions).

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

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in certain other financial and investment companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2018, Software, together with Internet Software & Services, represented 19.8% of our portfolio at fair value. Our investments in Software and Internet Software & Services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, and various legal and regulatory risks.

We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We do not generally hold controlling equity positions in our portfolio companies. While we are obligated as a BDC to offer to make managerial assistance available to our portfolio companies, there can be no assurance that management personnel of our portfolio companies will accept or rely on such assistance. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that such portfolio company may make business decisions with which we disagree, and the stockholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

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

Our Investment Adviser, on our behalf, may periodically invest in loans related to real estate and real estate-related assets, and such investments will be subject to the risks inherent to investment in real estate-related assets generally. These risks include, but are not limited to, regional, national and international economic conditions, the supply and demand for properties, the financial resources of tenants, buyers and sellers of properties, changes in building, environmental, zoning and other laws and regulations, changes in real property tax rates, changes in interest rates and the availability of financing, which may render the sale or refinancing of properties difficult or impracticable, environmental liabilities, uninsured losses, acts of God, natural disasters, terrorist attacks, acts of war (declared and undeclared), strikes and other factors which are beyond the control of our Investment Adviser and us.

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

Although most of our investments are denominated in U.S. dollars, any investments that are denominated in a non-U.S. currency will be subject to the risk that the value of a particular currency will change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure investors that such strategies will be effective or without risk to us.

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

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also “—Risks Relating to Our Business and Structure—We are exposed to risks associated with changes in interest rates.”

We may form one or more CLOs, which may subject us to certain structured financing risks.

To the extent permissible under risk retention rules adopted pursuant to Section 941 of the Dodd-Frank Act and applicable provisions of the Investment Company Act, to finance investments, we may securitize certain of our investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. Any interest in any such CLO held by us may be considered a “non-qualifying asset” for purposes of the Investment Company Act.

If we create a CLO, we will depend on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to Unitholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as holder of a CLO’s equity interests, to receive cash flow from these investments. There is no assurance any such performance tests will be satisfied. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO, or cash flow may be completely restricted for the life of the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining our RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we could fail to maintain our status as a RIC, which would have a material adverse effect on our financial performance.

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

Risks Relating to the Units

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

We may in the future determine to issue Preferred Units, which could adversely affect the value of the Units.

The issuance of Preferred Units with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of Preferred Units could make an investment in the Units less attractive. In addition, the dividends on any Preferred Units we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of Preferred Units must take preference over any distributions or other payments to Unitholders, and holders of Preferred Units are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible Preferred Units that converts into Units). In addition, under the Investment Company Act, Preferred Units would constitute a “senior security” for purposes of our 200% asset coverage test.

We may not be able to pay investors distributions on Units, our distributions to investors may not grow over time and a portion of our distributions to investors may be a return of capital for U.S. federal income tax purposes.

Subject to the requirements of Section 852(a) of Subchapter M of the Code, and the terms of any indebtedness or Preferred Units, we intend to (i) distribute to Unitholders, pro rata based on the number of Units held by each Unitholder, before the end of each taxable year net proceeds attributable to the repayment or disposition of Investments (together with any interest, dividends and other net cash flow in respect of such Investments), except to the extent such proceeds from repayment or disposition are permitted to be, and are, retained for reinvestment prior to the termination of the Investment Period, (ii) distribute quarterly investment income (i.e., proceeds received in respect of interest payments, dividends or fees as opposed to proceeds received in connection with the disposition or repayment of an investment), and (iii) distribute substantially all of our investment company taxable income and net capital gain for each taxable year in order to qualify for treatment as a RIC under Subchapter M of the Code for any such taxable year. All distributions will be paid at the discretion of our Board of Directors and will depend on such factors as the Board determines to be relevant from time to time, including our earnings, financial condition and compliance with any debt covenants we may be subject to. Accordingly, we may not pay distributions to Unitholders.

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

The tax treatment of a non-U.S. Unitholder in its jurisdiction of tax residence will depend entirely on the laws of such jurisdiction, and may vary considerably from jurisdiction to jurisdiction.

Depending on (i) the laws of such non-U.S. Unitholder’s jurisdiction of tax residence, (ii) how we are treated in such jurisdiction, and (iii) our activities, an investment in us could result in such non-U.S. Unitholder recognizing adverse tax consequences in its jurisdiction of tax residence, including with respect to any generally required or additional tax filings and/or additional disclosure required in such filings in relation to the treatment for tax purposes in the relevant jurisdiction of an interest in us and/or of distributions from us and any uncertainties arising in that respect (our not being established under the laws of the relevant jurisdiction), the possibility of taxable income significantly in excess of cash distributed to a non-U.S. Unitholder, and possibly in excess of our actual economic income, the possibilities of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains, and the possibility of being subject to tax at unfavorable tax rates. A non-U.S. Unitholder may also be subject to restrictions on the use of its share of our deductions and losses in its jurisdiction of tax residence. Each prospective investor is urged to consult its own tax advisors with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in us, as well as any other jurisdiction in which such prospective investor is subject to taxation.

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

We expect to be treated as a “publicly offered regulated investment company” as a result of Units being held by at least 500 persons at all times during a taxable year. However, we cannot assure investors that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. Unitholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. Unitholder’s allocable share of the Management Fees and Incentive Fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Unitholder. Miscellaneous itemized deductions of a U.S. Unitholder that is an individual, trust or estate are disallowed under the Tax Cuts and Jobs Act for tax years beginning before January 1, 2026, and thereafter generally are (i) deductible by such Unitholders only to the extent that the aggregate of such U.S. Unitholder’s miscellaneous itemized deductions exceeds 2% of such U.S. Unitholder’s adjusted gross income for U.S. federal income tax purposes, (ii) are not deductible for purposes of the alternative minimum tax and (iii) are subject to the overall limitation on itemized deductions under the Code. In addition, if we are not treated as a publicly offered regulated investment company, we will be subject to limitations on the deductibility of certain “preferential dividends” that are distributed to Unitholders on a non- pro-rata basis.

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

NO ASSURANCE CAN BE GIVEN AS TO WHETHER ANY OF OUR DISTRIBUTIONS WILL BE ELIGIBLE FOR THIS EXEMPTION FROM WITHHOLDING OF U.S. FEDERAL INCOME TAX. IN PARTICULAR, THIS EXEMPTION WILL NOT APPLY TO OUR DISTRIBUTIONS PAID IN RESPECT OF OUR NON-U.S. SOURCE INTEREST INCOME OR OUR DIVIDEND INCOME (OR ANY OTHER TYPE OF INCOME OTHER THAN GENERALLY OUR NON-CONTINGENT U.S.-SOURCE INTEREST INCOME RECEIVED FROM UNRELATED OBLIGORS AND OUR QUALIFIED SHORT-TERM CAPITAL GAINS). IN THE CASE OF UNITS HELD THROUGH AN INTERMEDIARY, THE INTERMEDIARY MAY WITHHOLD U.S. FEDERAL INCOME TAX EVEN IF WE REPORT THE PAYMENT AS QUALIFIED NET INTEREST INCOME OR QUALIFIED SHORT-TERM CAPITAL GAIN. BECAUSE THE UNITS WILL BE SUBJECT TO SIGNIFICANT TRANSFER RESTRICTIONS, AND AN INVESTMENT IN UNITS WILL GENERALLY BE ILLIQUID, NON-U.S. UNITHOLDERS WHOSE DISTRIBUTIONS ON UNITS ARE SUBJECT TO WITHHOLDING OF U.S. FEDERAL INCOME TAX MAY NOT BE ABLE TO TRANSFER THEIR UNITS EASILY OR QUICKLY OR AT ALL.

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

As of February 28, 2019, there were approximately 1,000 holders of record of our Units.

Sales of Unregistered Securities

The following table summarizes the total Units issued and proceeds received related to capital drawdowns for the year ended December 31, 2018:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
February 21, 2018	335,966	$32.92
March 28, 2018	222,135	21.95
April 27, 2018	339,498	32.92
June 28, 2018	558,772	54.87
August 27, 2018	903,600	87.80
September 27, 2018	336,610	32.92
November 13, 2018	795,162	76.82

Total capital drawdowns	3,491,743	$340.20

The following table summarizes the total Units issued and proceeds received related to capital drawdowns for the year ended December 31, 2017:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
April 27, 2017	203,758	$20.01
April 28, 2017	535	0.05
May 26, 2017	444,153	43.90
June 29, 2017	441,837	43.90
August 21, 2017	557,806	54.87
September 28, 2017	332,027	32.92
October 30, 2017	900,334	87.79

Total capital drawdowns	2,880,450	$283.44

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

Distributions

Subject to the requirements of Section 852(a) of Subchapter M of the Code, and the terms of any indebtedness or Preferred Units, we intend to (i) distribute to Unitholders, pro rata based on the number of Units held by each Unitholder, before the end of each taxable year, or in certain cases, during the following taxable year, net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments), except to the extent such proceeds from repayment or disposition are retained for reinvestment prior to the termination of the Investment Period in accordance with “—Recycling” below, (ii) distribute quarterly investment income (i.e. proceeds received in respect of interest payments, dividends or fees as opposed to proceeds received in connection with the disposition or repayment of an Investment) commencing with the quarter ended December 31, 2016, and (iii) distribute substantially all of its investment company taxable income and net capital gain for each taxable year in order to maintain our status as a RIC under Subchapter M of the Code for any such taxable year.

Depending upon the level of taxable income and net capital gain earned in a year, we may choose to retain certain net capital gain for reinvestment and carry forward taxable income for distribution in the following year and pay any applicable tax. Distributions to Unitholders will be appropriately adjusted for any taxes payable by us or any direct or indirect subsidiary through which we invest (including any corporate, state, local, non-U.S. and withholding taxes).

No distribution shall be made to a Unitholder to the extent not permitted under applicable law. Although we do not intend to do so, we have the ability to declare a portion of a dividend in Units.

The following tables summarize the distributions declared on our Units during the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018
Date Declared	Record Date	Payment Date	Distributions per Share
February 21, 2018	March 30, 2018	April 25, 2018	$2.93
May 1, 2018	June 29, 2018	July 25, 2018	2.92
August 1, 2018	September 28, 2018	October 25, 2018	2.78
October 30, 2018	December 31, 2018	January 25, 2018	2.99

Total Distributions Declared			$11.62

	Year Ended December 31, 2017
Date Declared	Record Date	Payment Date	Distributions per Share
February 22, 2017	March 31, 2017	April 17, 2017	$2.02
May 1, 2017	June 30, 2017	July 26, 2017	2.40
August 1, 2017	September 29, 2017	October 24, 2017	2.42
October 31, 2017	December 29, 2017	January 23, 2018	2.83

Total Distributions Declared			$9.67

The distributions declared during the years ended December 31, 2018 and 2017 and for the period from June 9, 2016 (inception) to December 31, 2016 were derived from net investment income determined on a tax basis.

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

ITEM 6.    SELECTED FINANCIAL DATA

The table below sets forth our selected consolidated historical financial data for the periods indicated. The selected consolidated financial data as of and for the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016 have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report on Form 10-K.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
Consolidated statement of operations data (in thousands):
Total investment income	$123,766	$53,542	$5,793
Net expenses	53,567	24,032	4,003

Net investment income (loss)	$70,199	$29,510	$1,790

Net realized and unrealized gain (loss)	(7,128)	1,356	254
Income tax provision, realized and unrealized gain	(1,081)	–	–

Net increase in Members’ Capital resulting from operations	$61,990	$30,866	$2,044

Per unit data
Net investment income (loss) (basic and diluted)	$10.78	$9.16	$1.67
Earnings (basic and diluted)	$9.52	$9.58	$1.91
Distributions declared	$11.62	$9.67	$1.40

	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016
Consolidated statement of financial condition (in thousands)
Total assets	$1,436,509	$895,349	$344,465
Total investments, at fair value	1,399,361	876,923	337,747
Total liabilities	629,048	407,843	135,024
Total debt	574,462	383,500	130,000
Total Members’ Capital	807,461	487,506	209,441
Per unit data
Net asset value	$94.83	$97.05	$97.73

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act. In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through December 31, 2018, we have originated $1.80 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We expect to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in private middle-market credit obligations and related instruments. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. “Middle market” is used to refer to companies with between $5 million and $125 million of annual EBITDA excluding certain one-time and non-recurring items that are outside the operations of these companies. While, as a result of fluctuations in the NAV of one asset relative to another asset, private middle-market credit obligations and related instruments may represent less than 80% of our net assets (plus any borrowings for investment purposes) at any time, we may not invest, under normal circumstances, more than 20% of our net assets (plus any borrowings for investment purposes) in securities and other instruments that are not private middle-market credit obligations and related instruments. To the extent we determine to invest indirectly in private middle-market credit obligations and related instruments, we may invest through certain synthetic instruments, including derivatives that have similar economic characteristics to private middle-market credit obligations. For purposes of determining compliance with our 80% policy, each applicable derivative instrument will be valued based upon its market value. We will notify our Unitholders at least 60 days prior to any change to the 80% investment policy described above.

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication, exit fees or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other Accounts, which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fee income as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

Expenses

Our primary operating expenses include the payment of the Management Fee and the Incentive Fee to the Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. Pursuant to the Investment Advisory Agreement, Company expenses borne by us in the ordinary course on an annual basis (excluding Management Fees, Incentive Fees, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to us by holders of our Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. We bear all other costs and expenses of our operations and transactions in accordance with our Investment Advisory Agreement and Administration Agreement, including those relating to:

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

Leverage

The Revolving Credit Facilities allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of December 31, 2018 and December 31, 2017, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 239% and 227%, respectively. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as the Company, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2018 and December 31, 2017, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc. of $0.00 million and $1.31 million, respectively) consisted of the following:

	As of
	December 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$743.10	$741.44	53.0%	$285.51	$285.25	32.6%
First Lien/Last-Out Unitranche	165.26	163.25	11.7	112.51	112.96	13.0
Second Lien/Senior Secured Debt	473.20	466.79	33.3	465.33	466.97	53.3
Unsecured Debt	4.31	4.30	0.3	3.79	3.78	0.4
Preferred Stock	10.20	12.16	0.9	2.50	2.98	0.3
Common Stock	11.86	11.29	0.8	4.25	3.57	0.4
Warrants	0.10	0.13	0.0	0.10	0.10	0.0

Total Investments	$1,408.03	$1,399.36	100.0%	$873.99	$875.61	100.0%

As of December 31, 2018 and December 31, 2017, the weighted average yield on our portfolio by asset type (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.0%	10.0%	10.0%	10.1%
First Lien/Last-Out Unitranche(2)(3)	11.3%	11.8%	10.5%	10.4%
Second Lien/Senior Secured Debt(2)	11.2%	11.6%	10.3%	10.2%
Unsecured Debt(2)	13.6%	13.8%	13.7%	13.8%
Preferred Stock(4)	0.0%	0.0%	0.0%	0.0%
Common Stock(4)	0.0%	0.0%	0.0%	0.0%
Warrants(4)	0.0%	0.0%	0.0%	0.0%
Total Portfolio	10.4%	10.6%	10.2%	10.1%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
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

As of December 31, 2018, the total portfolio weighted average yield at amortized cost and fair value was 10.4% and 10.6%, respectively, which increased from 10.2% and 10.1%, respectively, as of December 31, 2017. Within First Lien/Last-Out Unitranche and Second Lien/Senior Secured Debt, the increase in weighted average yield at amortized cost and fair value was primarily driven by the increase in LIBOR on our variable rate debt investments and repayments of lower yielding investments.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of December 31, 2018 and December 31, 2017:

	As of
	December 31, 2018	December 31, 2017
Number of portfolio companies	59	38
Percentage of performing debt bearing a floating rate(1)	98.7%	98.0%
Percentage of performing debt bearing a fixed rate(1)(2)	1.3%	2.0%
Weighted average leverage (net debt/EBITDA)(3)	5.7x	5.4x
Weighted average interest coverage(3)	2.0x	2.5x
Median EBITDA(3)(4)	$40.3 million	$41.8 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of December 31, 2018 and December 31, 2017, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 28.9% and 22.2%, respectively, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

•

investments with a grade of 3 indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and

•

investments with a grade of 4 indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, in most cases, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Investment Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of December 31, 2018 and December 31, 2017:

	As of
	December 31, 2018		December 31, 2017
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$–	–%	$–	–%
Grade 2	1,364.89	97.5	875.61	100.0
Grade 3	34.47	2.5	–	–
Grade 4	–	–	–	–

Total Investments	$1,399.36	100.0%	$875.61	100.0%

The increase in the fair value of investments with a grade 2 investment performance rating as of December 31, 2018 compared to December 31, 2017 was driven by an increase in net investment activity. The increase in investments with a grade 3 investment performance rating as of December 31, 2018 compared to December 31, 2017 was driven by three investments with a fair value of $34.47 million being downgraded to grade 3 due to declining financial performance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of December 31, 2018 and December 31, 2017:

	As of
	December 31, 2018		December 31, 2017
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,408.03	100.0%	$873.99	100.0%
Non-accrual	–	–	–	–

Total Investments	$1,408.03	100.0%	$873.99	100.0%

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

The following table shows our investment activity for the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016 by investment type:

	For the Year Ended December 31, 2018		For the Year Ended December 31, 2017		For the period from June 9, 2016 (inception) to December 31, 2016
	($ in millions)
New investments committed at cost:
Gross originations	$827.60		$762.87		$209.65
Less: Syndications(1)	–		–		–

Net amount of new investments committed at cost:	$827.60		$762.87		$209.65
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$569.16		$306.76		$54.19
First Lien/Last-Out Unitranche	89.33		92.61		23.52
Second Lien/Senior Secured Debt	152.90		359.25		126.01
Unsecured Debt	–		–		3.33
Preferred Stock	7.70		–		2.50
Common Stock	8.51		4.25		–
Warrants	–		–		0.10

Total	$827.60		$762.87		$209.65

Proceeds from investments sold or repaid(13):
First Lien/Senior Secured Debt	$48.88		$46.38		$–
First Lien/Last-Out Unitranche	29.63		4.05		–
Second Lien/Senior Secured Debt	134.89		15.00		–
Unsecured Debt	–		–		–
Preferred Stock	–		–		–
Common Stock	3.22		–		–
Warrants	–		–		–

Total	$216.62		$65.43		$–

Net increase (decrease) in portfolio	$610.98		$697.44		$209.65

Number of new portfolio companies with new investment commitments(3)	28		30		10
Total new investment commitment amount in new portfolio companies(3)	$630.58		$747.27		$209.65
Average new investment commitment amount in new portfolio companies(3)	$22.52		$24.91		$20.97
Number of existing portfolio companies with new investment commitments(3)	14		3		–
Total new investment commitment amount in existing portfolio companies(3)	$197.01		$15.60		$–
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.1		5.8		5.7
Percentage of new debt investment commitments at floating interest rates(3)(14)	99.9%		100.0%		91.8%
Percentage of new debt investment commitments at fixed interest rates(3)(14)	0.1%		–%		8.2%
Weighted average yield on new debt and income producing investment commitments (2) (3)	9.8	%(5)	10.0	%(9)	10.2	%(9)
Weighted average yield on new investment commitments (2) (3)	9.6	%(6)	9.9	%(10)	10.1	%(10)
Weighted average yield on debt and income producing investments sold or paid down(13)	10.2	%(7)	10.4	%(11)	N/A
Weighted average yield on investments sold or paid down(13)	10.1	%(8)	10.4	%(12)	N/A

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and OID that occurred at the initial close of the investment.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(5)

Computed based on (a) the annual actual interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are non-accrual. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.

(6)

Computed based on (a) the annual actual interest rate on new investment commitments, divided by (b) the total new investment commitments (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.

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

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016 were as follows:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
	($ in millions)
Total investment income	$123.77	$53.54	$5.79

Total expenses	(53.57)	(24.03)	(4.39)
Management fee waiver	–	–	0.39

Net expenses	(53.57)	(24.03)	(4.00)

Net investment income (loss)	70.20	29.51	1.79

Net realized gain (loss) on investments	2.30	(0.01)	–
Net realized gain (loss) on foreign currency forward contracts and transactions	(0.27)	–	–
Net unrealized appreciation (depreciation) on investments	(10.30)	1.37	0.25
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	1.14	–	–
(Provision) benefit for taxes, realized and unrealized gain	(1.08)	–	–

Net increase (decrease) in Members’ Capital resulting from operations	$61.99	$30.87	$2.04

Net increase in Members’ Capital resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
	($ in millions)
Interest	$121.45	$52.68	$5.64
Dividend income	0.34	0.02	0.02
Other income	1.98	0.84	0.13

Total investment income	$123.77	$53.54	$5.79

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $52.68 million for the year ended December 31, 2017 to $121.45 million for the year ended December 31, 2018, primarily due to an increase in the size of our portfolio. The amortized cost of the portfolio increased from $873.99 million as of December 31, 2017 to $1,408.03 million as of December 31, 2018. Included in interest for the year ended December 31, 2018 and 2017 is $1.55 million and $0.70 million, respectively, in prepayment premiums and $3.05 million and $0.59 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

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

Expenses

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
	($ in millions)
Interest and other debt expenses	$28.48	$10.10	$0.88
Management fees	9.60	4.80	1.31
Incentive fees	11.32	5.86	–
Offering costs	–	0.95	0.87
Professional fees	1.75	1.18	0.55
Administration, custodian and transfer agent fees	0.97	0.62	0.17
Directors’ fees	0.37	0.14	0.16
Organization costs	–	–	0.37
Other expenses	1.08	0.38	0.08

Total expenses	$53.57	$24.03	$4.39
Management fees waiver	$–	$–	$(0.39)

Net expenses	$53.57	$24.03	$4.00

Interest and other debt expenses

Interest and other debt expense increased from $10.10 million for the year ended December 31, 2017 to $28.48 million for the year ended December 31, 2018. This was primarily due to an increase in the average aggregate daily borrowings from $195.70 million to $486.14 million, which was driven by an increase in the size of our portfolio during our first full year of operations.

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

Management Fees and Incentive Fees

Management Fees increased from $4.80 million for the year ended December 31, 2017 to $9.60 million for the year ended December 31, 2018 as a result of an increase in the size of our portfolio, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. The accrual for Incentive Fees increased from $5.86 million for the year ended December 31, 2017 to $11.32 million for the year ended December 31, 2018 as a result of an increase in net investment income.

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

Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses increased from $1.18 million and $1.14 million, respectively, for the year ended December 31, 2017 to $1.75 million and $2.42 million, respectively, for the year ended December 31, 2018 due to an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

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

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies for the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016 consisted of the following:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
	($ in millions)
Continuum Managed Services, LLC	$–	$(0.01)	$–
MyON Holdings, LLC	2.32	–	–
Other, net	(0.02)	–	–

Net realized gain (loss) on investments	$2.30	$(0.01)	$–

In connection with the proceeds received from the exit of our equity investment in myON, LLC, we recorded an income tax provision on realized gains of $0.67 million for the year ended December 31, 2018.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net unrealized appreciation (depreciation) on investments for the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016 were as follows:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
	($ in millions)
Unrealized appreciation	$3.66	$3.03	$0.40
Unrealized depreciation	(13.96)	(1.66)	(0.15)

Net change in unrealized appreciation (depreciation) on investments	$(10.30)	$1.37	$0.25

The change in unrealized appreciation (depreciation) on investments for the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016 consisted of the following:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
	($ in millions)
Portfolio Company:
Accuity Delivery Systems, LLC	$0.96	$–	$–
Continuum Managed Services LLC	0.04	0.02	–
Country Fresh Holdings, LLC	(1.97)	(0.15)	–
Datto, Inc.	0.52	(0.01)	–
Fenergo Finance 3 Limited	(0.59)	–	–
Genesis Acquisition Co.	(0.47)	0.49	(0.02)
Market Track, LLC	(0.75)	(0.05)	–
Odyssey Logistics & Technology Corporation	(0.60)	0.40	–
Vantage Mobility International, LLC	(2.11)	0.05	(0.02)
Yasso, Inc.	(0.78)	(0.72)	–
Zep Inc.	(3.03)	0.60	–
Other, net(1)	(1.52)	0.74	0.29

Total	$(10.30)	$1.37	$0.25

(1)

For the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016, other, net includes gross unrealized appreciation of $2.14 million, $1.47 million and $0.40 million, respectively, and gross unrealized depreciation of $(3.66) million, $(0.73) million and $(0.11) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for year ended December 31, 2018 was primarily driven by the unrealized depreciation in Zep, Inc., Vantage Mobility International, LLC, and Country Fresh Holdings, LLC due to financial underperformance.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our Unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2018 and December 31, 2017, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 239% and 227%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into commitments either verbally or through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of December 31, 2018, we had cash of approximately $25.55 million, an increase of $17.33 million from December 31, 2017. In addition, as of December 31, 2018, we had an investment in a money market fund managed by an affiliate of Group Inc. of $0.00 million. Cash used by operating activities for the year ended December 31, 2018 was approximately $441.44 million, primarily driven by net purchases of investments of $524.23 million, offset by other operating activities of $19.49 million, net sales of investments in the affiliated money market fund of $1.31 million and an increase in Members’ Capital resulting from operations of $61.99 million. Cash provided by financing activities for the year ended December 31, 2018 was approximately $458.77 million, primarily driven by proceeds from the issuance of common Units of $340.20 million and net borrowings on debt of $190.96 million, partially offset by distributions paid of $70.93 million and other financing activities of $1.46 million.

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

To the extent permissible under the risk retention rules and applicable provisions of the Investment Company Act, we may raise capital by securitizing certain of our investments, including through the formation of one or more collateralized loan obligations or asset based facilities, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. We may also pursue other forms of debt financing, including potentially from the Small Business Administration through a future SBIC subsidiary (subject to regulatory approvals).

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

As of December 31, 2018 and December 31, 2017, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2018			December 31, 2017
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$263.38	76%	$1,097.43	$603.59	45%

The following table summarizes the total Units issued and proceeds received related to capital drawdowns for the year ended December 31, 2018:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
February 21, 2018	335,966	$32.92
March 28, 2018	222,135	21.95
April 27, 2018	339,498	32.92
June 28, 2018	558,772	54.87
August 27, 2018	903,600	87.80
September 27, 2018	336,610	32.92
November 13, 2018	795,162	76.82

Total capital drawdowns	3,491,743	$340.20

The following table summarizes the total Units issued and proceeds received related to capital drawdowns for the year ended December 31, 2017:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
April 27, 2017	203,758	$20.01
April 28, 2017	535	0.05
May 26, 2017	444,153	43.90
June 29, 2017	441,837	43.90
August 21, 2017	557,806	54.87
September 28, 2017	332,027	32.92
October 30, 2017	900,334	87.79

Total capital drawdowns	2,880,450	$283.44

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

The following table shows our contractual obligations as of December 31, 2018:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
BoA Revolving Credit Facility	$110.50	$110.50	$–	$–	$–
JPM Revolving Credit Facility	$405.64	$–	$–	$405.64	$–
JPM Revolving Credit Facility	€50.90	€–	€–	€50.90	€–

BoA Revolving Credit Facility

We entered into the BoA Revolving Credit Facility on July 18, 2016 with Bank of America, N.A. as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender. We amended the BoA Revolving Credit Facility on March 3, 2017, July 16, 2018 and August 1, 2018.

Subject to availability under the “Borrowing Base,” the maximum principal amount of the BoA Revolving Credit Facility was $130.00 million as of December 31, 2018. The maximum principal amount of the BoA Revolving Credit Facility will decrease on a monthly basis until the stated maturity date (unless reduced further at our discretion). The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. We have the ability to increase the maximum principal amount of the BoA Revolving Credit Facility up to $750.00 million, subject to increasing commitments of existing lenders and/or obtaining commitments of new lenders and certain other conditions. The stated maturity date of the BoA Revolving Credit Facility is May 31, 2019.

Under the BoA Revolving Credit Facility, we have the ability to elect either LIBOR or the alternative base rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. Interest rate on obligations under the BoA Revolving Credit Facility is the prevailing LIBOR for one, two, three or six months (the “Applicable LIBOR”) plus 2.50% per annum or (B) an alternate base rate (the greater of the prime rate of such commercial bank, the federal funds rate plus 0.50%, and LIBOR plus 1.00%) (“ABR”) plus 1.50% per annum. We pay a 0.25% annualized fee on a quarterly basis on committed but undrawn amounts under the BoA Revolving Credit Facility.

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

On August 17, 2018, SPV entered into the first amendment of the JPM Revolving Credit Facility among SPV, as borrower, the Company, as portfolio manager, State Street Bank and Trust Company, as collateral agent, collateral administrator, bank and securities intermediary, the lenders party thereto and JPM, as administrative agent, pursuant to which, among other things, (i) the definition of the Ramp-Up Period was amended to end on May 20, 2019 instead of August 21, 2018 (and consequently certain of the provisions of the JPM Revolving Credit Facility that begin to apply, cease to apply, or change at the end of the Ramp-Up Period will not apply, cease to apply, or change, as the case may be, until such later date), (ii) the minimum amounts required to be borrowed under the JPM Revolving Credit Facility were modified to (x) 65% of the Financing Commitment (as defined in the JPM Revolving Credit Facility) between December 21, 2018 and March 20, 2019, (y) 75% of the Financing Commitment between March 21, 2019 and May 19, 2019, and (z) 85% of the Financing Commitment between May 20, 2019 and November 21, 2020, (iii) the commitment fee payable to lenders was modified to (x) 0.50% per annum until November 20, 2018, (y) 0.75% per annum from November 21, 2018 until May 19, 2019 and (z) 1.00% per annum thereafter, (iv) an affirmative covenant was added to require certain monthly reporting if the Unfunded Exposure Shortfall (defined as the amount by which SPV’s unfunded commitments exceeds the amount on deposit in an unfunded exposure account) exceeds certain amounts, and (v) an affirmative covenant was added which obligates the Company to maintain liquidity (the sum of cash, cash equivalents, uncalled capital commitments and borrowing capacity under the JPM Revolving Credit Facility, subject to certain limitations) at least equal to the Unfunded Exposure Shortfall.

On October 22, 2018, in connection with the JPM Revolving Credit Facility, SPV exercised its rights pursuant to the accordion option under the JPM Revolving Credit Facility to increase the aggregate commitments under the JPM Revolving Credit Facility by $60.00 million, to $460.00 million, which shall be effectuated in two installments, a $25.00 million increase effective on October 24, 2018 and a $35.00 million increase on October 31, 2018. Pursuant to the accordion option under the JPM Revolving Credit Facility, the aggregate commitments under the JPM Revolving Credit Facility may be increased to up to $750.00 million.

On November 13, 2018, the Company exercised its right under the accordion feature and increased the size of the JPM Revolving Credit Facility to $465.00 million on a committed basis.

On December 10, 2018, SPV entered into the second amendment of the JPM Revolving Credit Facility among SPV, as borrower, the Company, as portfolio manager, State Street Bank and Trust Company, as collateral agent, collateral administrator, securities intermediary and bank, the lenders party thereto and JPM, as administrative agent, pursuant to which, among other things, (i) the percentage, when multiplied by the net asset value of SPV’s portfolio investments, that determines the maximum borrowing base under the JPM Revolving Credit Facility was reduced to 41% from 45%, (ii) SPV is no longer required to borrow, under the JPM Revolving Credit Facility, 85% of the Financing Commitment (as defined in the JPM Revolving Credit Facility) following an increase in the Financing Commitment, (iii) the administrative agent may classify certain portfolio investments as “Specified Investments,” which are subject to a 17.5% aggregate concentration limit and certain additional eligibility criteria (including that, under such portfolio investment, (x) no financial covenant default has occurred and (y) no financial covenant has been waived and there has been no amendment that resulted in a reduction in rate or principal, postponement of payment, release of guarantees or collateral or changes in pro rata provisions or voting percentages), (iv) the threshold percentages of the net asset value of the portfolio investments securing the JPM Revolving Credit Facility as compared to the advances outstanding under the JPM Revolving Credit Facility (a) that would result in an event of default was increased from 151.51% to 166.66%, and (b) that would result in a market value event (as defined in the JPM Revolving Credit Facility) was increased from 185.185% to 203.25% and (c) that would cure a market value event was increased from 200% to 244%, and (v) SPV will be required to deliver a quarterly certificate certifying compliance with certain covenants and representations and warranties included in the JPM Revolving Credit Agreement and certain certifications about SPV’s quarterly and annual financial statements.

The JPM Revolving Credit Facility is a multicurrency facility. As of December 31, 2018, the total commitments under the JPM Revolving Credit Facility were $465.00 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fourth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2018, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of December 31, 2018 and 2017, our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	December 31, 2018	December 31, 2017
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$90.32	$29.94
First Lien/Last-Out Unitranche	8.36	–
Second Lien/Senior Secured Debt	17.22	5.80

Total	$115.90	$35.74

As of December 31, 2018, we had aggregate Commitments and undrawn Commitments from investors as follows:

	December 31, 2018

	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$263.38	76%

RECENT DEVELOPMENTS

On January 25, 2019, in connection with the JPM Revolving Credit Facility, SPV exercised its rights pursuant to the accordion option under the JPM Revolving Credit Facility to increase the aggregate commitments under the JPM Revolving Credit Facility by $50.00 million, to $515.00 million, effective January 25, 2019.

On February 14, 2019, the Company delivered a capital drawdown notice to its investors relating to the sale of 689,032 common Units for an aggregate offering price of approximately $65.85 million. The common Units were issued on February 22, 2019.

On February 20, 2019, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per unit, including net investment income (if positive), for the period January 1, 2019 through March 31, 2019, payable on or about April 26, 2019 to Unitholders of record as of March 29, 2019.

On February 22, 2019, SPV amended the JPM Revolving Credit Facility to, among other things, increase the aggregate borrowing amount by $115.00 million to $630.00 million on a committed basis, permit SPV to reduce the aggregate commitments (without premium or penalty) prior to September 1, 2019 by up to $25.00 million, waive certain unused fees otherwise owed by SPV until May 20, 2019 and revise the calculation of SPV’s borrowing base, solely for the purpose of calculating the requirement to maintain sufficient “Available Liquidity” (as defined in the Revolving Credit Facility) to fund its unfunded exposure, such that the calculation will include the net asset value of delayed draw term loan commitments and revolving commitments.

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

Investment Transactions and Related Investment Income

We record our investment transactions on a trade date basis, which is the date when we assume the risks for gains and losses related to that instrument. Realized gains and losses are based on the specific identification method. Dividend income on common equity investments is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Interest income and dividend income are presented net of withholding tax, if any. Accretion of discounts and amortization of premiums, which are included in interest income and expense, are recorded over the life of the underlying instrument using the effective interest method.

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

Non-Accrual Status

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the investment has sufficient collateral value and is in the process of collection. As of December 31, 2018 and December 31, 2017, we had no investments on non-accrual status.

Distribution Policy

We intend to pay quarterly distributions to our Unitholders out of assets legally available for distribution. Future quarterly distributions, if any, will be determined by our Board of Directors. All distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare distributions in future periods.

We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2016. To maintain our tax treatment as a RIC, we must, among other things, timely distribute to our Unitholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our Unitholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. The distributions we pay to our Unitholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to Unitholders after the end of the calendar year. Unitholders should read carefully any written disclosure regarding a distribution from us and should not assume that the source of any distribution is our net ordinary income or capital gains.

Federal Income Taxes

As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our Unitholders as dividends. To maintain our RIC status, we must meet specified source-of-income and asset diversification requirements and timely distribute to our Unitholders at least 90% of our investment company taxable income for each year. Depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. We generally will be required to pay a U.S. federal excise tax if our distributions during a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years.

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

As of December 31, 2018 and 2017, on a fair value basis, approximately 1.3% and 2.0%, respectively, of our performing debt investments (including income-producing preferred stock) bore interest at a fixed rate and approximately 98.7% and 98.0%, respectively, of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facilities bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2018 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2018 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$36.35	$(15.99)	$20.36
Up 200 basis points	24.23	(10.66)	13.57
Up 100 basis points	12.12	(5.33)	6.79
Up 75 basis points	9.09	(4.00)	5.09
Up 50 basis points	6.06	(2.66)	3.40
Up 25 basis points	3.03	(1.33)	1.70
Down 25 basis points	(3.03)	1.33	(1.70)
Down 50 basis points	(6.06)	2.66	(3.40)
Down 75 basis points	(9.09)	4.00	(5.09)
Down 100 basis points	(12.12)	5.33	(6.79)
Down 200 basis points	(19.99)	10.66	(9.33)
Down 300 basis points	(20.41)	13.34	(7.07)

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

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	74

Consolidated Statements of Financial Condition as of December 31, 2018 and 2017	75

Consolidated Statements of Operations for the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016	76

Consolidated Statements of Changes in Members’ Capital for the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016	77

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016	78

Consolidated Schedules of Investments as of December 31, 2018 and 2017	79

Notes to Consolidated Financial Statements	87

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders of Goldman Sachs Private Middle Market Credit LLC

Opinions on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of Goldman Sachs Private Middle Market Credit LLC and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2018 and for the period from June 9, 2016 (inception) to December 31, 2016, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period ended December 31, 2018 and for the period from June 9, 2016 (inception) to December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinions

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 and 2017 by correspondence with the custodian, agent banks, transfer agent and brokers; when replies were not received, we performed other auditing procedures. We believe that our audit provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2019

We have served as the auditor of one or more investment companies in the following group of business development companies

since 2012 - Goldman Sachs Private Middle Market Credit LLC,

Goldman Sachs Middle Market Lending Corp.,

and Goldman Sachs BDC, Inc.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	December 31, 2018	December 31, 2017
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,369,835 and $873,989, respectively)	$1,359,919	$875,610
Non-controlled affiliated investments (cost of $38,199 and $0, respectively)	39,442	–
Investments in affiliated money market fund (cost of $0 and $1,313, respectively)	–	1,313
Cash	25,548	8,220
Receivable for investments sold	70	–
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	7,127	5,189
Deferred financing costs	3,991	5,015
Unrealized appreciation on foreign currency forward contracts	105	–
Other assets	307	2

Total assets	$1,436,509	$895,349

Liabilities
Debt	$574,462	$383,500
Interest and other debt expenses payable	6,577	2,014
Management fees payable	2,910	1,675
Incentive fees payable	17,180	5,864
Distribution payable	25,500	14,194
Directors’ fees payable	–	5
Accrued expenses and other liabilities	2,419	591

Total liabilities	$629,048	$407,843

Commitments and Contingencies (Note 8)

Members’ Capital
Preferred units (0 units issued and outstanding)	$–	$–
Common units (8,515,171 and 5,023,428 units issued and outstanding as of December 31, 2018 and December 31, 2017, respectively)	833,956	492,016
Distributable earnings	(26,495)	(4,510)

TOTAL MEMBERS’ CAPITAL	$807,461	$487,506

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,436,509	$895,349

Net asset value per unit	$94.83	$97.05

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$119,694	$52,681	$5,637
Other income	1,957	843	131

Total investment income from non-controlled/non-affiliated investments	121,651	53,524	5,768
From non-controlled affiliated investments:
Interest income	1,757	–	–
Dividend income	340	18	25
Other income	18	–	–

Total investment income from non-controlled affiliated investments	2,115	18	25

Total investment income	$123,766	$53,542	$5,793

Expenses:
Interest and other debt expenses	$28,480	$10,099	$880
Management fees	9,604	4,803	1,309
Incentive fees	11,316	5,864	–
Offering costs	–	949	873
Professional fees	1,753	1,179	548
Administration, custodian and transfer agent fees	971	619	174
Directors’ fees	365	139	160
Organization costs	–	–	371
Other expenses	1,078	380	79

Total expenses	$53,567	$24,032	$4,394

Management fees waiver	$–	$–	$(391)

Net expenses	$53,567	$24,032	$4,003

NET INVESTMENT INCOME (LOSS)	$70,199	$29,510	$1,790

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$2,296	$(11)	$–
Foreign currency forward contracts	1	–	–
Foreign currency transactions	(274)	–	–
Net change in unrealized appreciation (depreciation) from:
Non controlled/non-affiliated investments	(11,537)	1,367	254
Non-controlled affiliated investments	1,243	–	–
Foreign currency forward contracts	105	–	–
Foreign currency translations	1,038	–	–

Net realized and unrealized gains (losses)	$(7,128)	$1,356	$254

(Provision) benefit for taxes on realized gain/loss on investments	$(670)	$–	$–
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(411)	–	–

NET INCREASE (DECREASE) IN MEMBERS’ CAPITAL RESULTING FROM OPERATIONS	$61,990	$30,866	$2,044

Net investment income (loss) per unit (basic and diluted)	$10.78	$9.16	$1.67
Earnings (loss) per unit (basic and diluted)	$9.52	$9.58	$1.91
Weighted average units outstanding	6,509,809	3,220,281	1,071,739

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
Increase (decrease) in Members’ Capital resulting from operations:
Net investment income (loss)	$70,199	$29,510	$1,790
Net realized gain (loss)	2,023	(11)	–
Net change in unrealized appreciation (depreciation)	(9,151)	1,367	254
(Provision) benefit for taxes on realized gain/loss on investments	(670)	–	–
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(411)	–	–

Net increase (decrease) in Members’ Capital resulting from operations	$61,990	$30,866	$2,044

Distributions to Unitholders from:
Distributable earnings	$(82,239)	$(36,250)	$(2,998)

Total distributions to Unitholders	$(82,239)	$(36,250)	$(2,998)

Capital transactions:
Issuance of units (3,491,743, 2,880,450, and 2,142,978 units, respectively)	$340,204	$283,449	$210,395

Net increase in Members’ Capital resulting from capital transactions	$340,204	$283,449	$210,395

TOTAL INCREASE (DECREASE) IN MEMBERS’ CAPITAL	$319,955	$278,065	$209,441

Members’ Capital at beginning of period	$487,506	$209,441	$–

Members’ Capital at end of period	$807,461	$487,506	$209,441

Distributions declared per unit	$11.62	$9.67	$1.40

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016

Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations:	$61,990	$30,866	$2,044
Adjustments to reconcile net increase (decrease) in Members’ Capital resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(741,996)	(735,321)	(199,011)
Payment-in-kind capitalized	(815)	(451)	–
Investments in affiliated money market fund, net	1,313	136,998	(138,311)
Proceeds from sales of investments and principal repayments	217,765	62,982	–
Net realized (gain) loss on investments	(2,296)	11	–
Net change in unrealized (appreciation) depreciation on investments	10,294	(1,367)	(254)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(108)	–	–
Amortization of premium and accretion of discount, net	(6,703)	(2,028)	(171)
Amortization of deferred financing costs	1,898	1,275	400
Amortization of deferred offering costs	–	949	873
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(70)	–	–
(Increase) decrease in interest and dividends receivable	(1,938)	(4,544)	(645)
(Increase) decrease in other assets	(305)	(2)	–
Increase (decrease) in interest and other debt expenses payable	5,155	1,166	188
Increase (decrease) in management fees payable	1,235	977	698
Increase (decrease) in incentive fees payable	11,316	5,864	–
Increase (decrease) in accrued organization costs	–	(115)	115
Increase (decrease) in directors’ fees payable	(5)	5	–
Increase (decrease) in accrued expenses and other liabilities	1,828	(149)	740

Net cash provided by (used for) operating activities	$(441,442)	$(502,884)	$(333,334)

Cash flows from financing activities:
Proceeds from issuance of common units	$340,204	$283,449	$210,395
Offering costs paid	–	(375)	(1,447)
Distributions paid	(70,933)	(25,054)	–
Financing costs paid	(1,466)	(4,279)	(1,751)
Borrowings on debt	605,712	823,500	267,500
Repayments of debt	(414,750)	(570,000)	(137,500)

Net cash provided by (used for) financing activities	$458,767	$507,241	$337,197

Net increase (decrease) in cash	17,325	4,357	3,863
Effect of foreign exchange rate changes on cash and cash equivalents	3	–	–
Cash, beginning of period	8,220	3,863	–

Cash, end of period	$25,548	$8,220	$3,863

Supplemental and non-cash financing activities
Interest expense paid	$20,445	$7,179	$174
Accrued but unpaid deferred financing and debt issuance costs	$68	$660	$–
Accrued but unpaid offering costs	$–	$–	$285
Accrued but unpaid distributions	$25,500	$14,194	$2,998
Exchange of investments	$1,054	$–	$–

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2018

(in thousands, except unit and per unit amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Investments at Fair Value – 173.30% #
Corporate Debt – 170.38%
1st Lien/Senior Secured Debt – 91.82%
Accuity Delivery Systems, LLC^ (1) (2) (3)	Health Care Providers & Services	9.78%	L + 7.00%; 1.00% Floor	06/13/2023	$15,350	$14,930	$14,928
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	9.40%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	17,807	17,597	17,629
Associations, Inc.(1) (2) (3) (4)	Real Estate Management & Development	9.40%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	4,438	1,528	1,536
Associations, Inc.(1) (2) (3) (4) (5)	Real Estate Management & Development		L + 4.00%; 1.00% Floor	07/30/2024	886	(10)	(9)
Bullhorn, Inc.(1) (2) (3)	Internet Software & Services	9.40%	L + 6.75%; 1.00% Floor	11/21/2022	18,237	18,084	18,100
Bullhorn, Inc.(1) (2) (3)	Internet Software & Services	9.40%	L + 6.75%; 1.00% Floor	11/21/2022	4,825	4,785	4,789
Bullhorn, Inc.(1) (2) (3)	Internet Software & Services	9.33%	L + 6.75%; 1.00% Floor	11/21/2022	952	937	945
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology	10.12%	L + 7.50%; 1.00% Floor	05/15/2023	31,875	31,302	31,238
Businessolver.com, Inc.(1) (2) (3) (4)	Health Care Technology	12.00%	P + 6.50%; 2.00% Floor	05/15/2023	3,984	1,524	1,514
Businessolver.com, Inc.(1) (2) (3) (4)	Health Care Technology	10.12%	L + 7.50%; 1.00% Floor	05/15/2023	4,781	1,142	1,100
Collaborative Imaging, LLC^^^ (1) (2) (3)	Health Care Providers & Services	9.03%	L + 6.50%; 1.00% Floor	03/28/2025	13,400	13,215	13,132
Continuum Managed Services LLC(1) (2) (3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	31,372	30,689	30,745
Continuum Managed Services LLC(1) (2) (3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	9,060	8,879	8,879
Continuum Managed Services LLC(1) (2) (3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	2,658	2,604	2,605
Continuum Managed Services LLC(1) (2) (3) (4) (5)	IT Services		L + 6.00%; 1.00% Floor	06/08/2022	3,280	(63)	(66)
Dade Paper & Bag, LLC(1) (2) (3)	Distributors	10.02%	L + 7.50%; 1.00% Floor	06/10/2024	16,154	15,886	15,912
Dade Paper & Bag, LLC(1) (2) (3)	Distributors	9.52%	L + 7.00%; 1.00% Floor	06/10/2024	2,060	2,042	1,983
Datacor Holdings, Inc.(2) (3)	Chemicals	9.50%		08/12/2022	13,830	13,644	13,657
Datto, Inc.(1) (2)	IT Services	10.46%	L + 8.00%; 1.00% Floor	12/07/2022	55,556	54,659	55,139
Datto, Inc.(1) (2) (4) (5)	IT Services		L + 8.00%; 1.00% Floor	12/07/2022	3,739	(58)	(28)
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	8.57%	L + 5.75%; 1.00% Floor	06/30/2022	5,981	5,952	5,937
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	8.57%	L + 5.75%; 1.00% Floor	06/30/2022	5,789	5,762	5,745
DDS USA Holding, Inc.(1) (2) (4) (5)	Health Care Equipment & Supplies		L + 5.75%; 1.00% Floor	06/30/2022	1,625	(8)	(12)
Diligent Corporation(1) (2) (3)	Professional Services	8.03%	L + 5.50%; 1.00% Floor	04/14/2022	€24,447	27,949	27,660
Diligent Corporation(1) (2) (3)	Professional Services	8.03%	L + 5.50%; 1.00% Floor	04/14/2022	774	764	765
Diligent Corporation(1) (2) (3) (4)	Professional Services	8.28%	L + 5.50%; 1.00% Floor	04/14/2022	1,900	718	736
Diligent Corporation(1) (2) (3) (4) (5)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	374	(5)	(5)
Diligent Corporation(1) (2) (3) (4) (5)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	14,490	(179)	(181)
Empirix, Inc.(1) (2) (3)	Diversified Telecommunication Services	8.93%	L + 6.25%; 1.00% Floor	09/25/2024	33,700	33,131	33,110
Empirix, Inc.(1) (2) (3) (4) (5)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,900	(31)	(33)
Fenergo Finance 3 Limited(1) (2) (3) (6)	Diversified Financial Services	9.13%	L + 6.25%; 1.00% Floor	09/05/2024	€26,900	30,744	30,204
Fenergo Finance 3 Limited(1) (2) (3) (4) (5) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,785	(30)	(36)
Fenergo Finance 3 Limited(1) (2) (3) (4) (5) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€2,300	(44)	(91)
FWR Holding Corporation(2) (3)	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	13,500	13,226	13,230
FWR Holding Corporation(2) (3)	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	2,690	2,637	2,636
FWR Holding Corporation(2) (3)	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	1,705	1,672	1,671
FWR Holding Corporation(2) (3) (4)	Hotels, Restaurants & Leisure	10.25%	P + 4.75%; 2.00% Floor	08/21/2023	1,764	626	626
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services	8.74%	L + 6.00%; 1.00% Floor	09/04/2024	15,300	15,007	14,994
Gastro Health Holdco, LLC(1) (2) (3) (4) (5)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2023	3,100	(58)	(62)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2018 (continued)

(in thousands, except unit and per unit amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Gastro Health Holdco, LLC(1) (2) (3) (4) (5)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2024	$7,700	$(91)	$(154)
Hygiena Borrower LLC(2)	Life Sciences Tools & Services	6.80%	L + 4.00%; 1.00% Floor	08/26/2022	5,688	5,611	5,574
Hygiena Borrower LLC(2) (4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	580	(8)	(12)
Hygiena Borrower LLC(2) (4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	863	(6)	(17)
iCIMS, Inc.(1) (2) (3)	Software	8.94%	L + 6.50%; 1.00% Floor	09/12/2024	45,158	44,291	44,255
iCIMS, Inc.(1) (2) (3) (4) (5)	Software		L + 6.50%; 1.00% Floor	09/12/2024	2,822	(54)	(56)
Integral Ad Science, Inc.(1) (2) (3)	Media	9.78%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	35,840	35,169	35,123
Integral Ad Science, Inc.(1) (2) (3) (4) (5)	Media		L + 6.00%; 1.00% Floor	07/19/2023	2,741	(50)	(55)
Lithium Technologies, Inc.(1) (2) (3)	Internet Software & Services	10.39%	L + 8.00%; 1.00% Floor	10/03/2022	58,727	57,564	57,553
Lithium Technologies, Inc.(1) (2) (3) (4) (5)	Internet Software & Services		L + 8.00%; 1.00% Floor	10/03/2022	4,046	(76)	(81)
Midwest Transport, Inc.(1) (2)	Road & Rail	9.80%	L + 7.00%; 1.00% Floor	10/02/2023	18,960	18,778	18,770
MMIT Holdings, LLC(1) (2)	Health Care Technology	8.02%	L + 5.50%; 1.00% Floor	11/15/2024	13,400	13,137	13,132
MMIT Holdings, LLC(1) (2) (4) (5)	Health Care Technology		L + 5.50%; 1.00% Floor	11/15/2024	3,830	(75)	(77)
Netvoyage Corporation(1) (2) (3)	Software	11.53%	L + 9.00%; 1.00% Floor	03/24/2022	13,729	13,531	13,557
Netvoyage Corporation(1) (2) (3) (4) (5)	Software		L + 9.00%; 1.00% Floor	03/24/2022	1,044	(14)	(13)
Picture Head Midco LLC(1) (2) (3)	Media	9.27%	L + 6.75%; 1.00% Floor	08/31/2023	34,930	34,270	34,231
Picture Head Midco LLC(1) (2) (3) (4)	Media	9.27%	L + 6.75%; 1.00% Floor	08/31/2023	3,840	1,116	1,075
Picture Head Midco LLC(1) (2) (3) (4) (5)	Media		L + 6.75%; 1.00% Floor	08/31/2023	3,840	(72)	(77)
Power Stop, LLC(1) (2)	Auto Components	7.55%	L + 4.75%	10/19/2025	11,500	11,472	11,443
SF Home Décor, LLC(1) (2) (3)	Household Products	12.31%	L + 9.50%; 1.00% Floor	07/13/2022	29,625	28,944	28,810
SPay, Inc.(1) (2) (3)	Internet Software & Services	8.22%	L + 5.75%; 1.00% Floor	06/17/2024	15,500	15,213	15,113
SPay, Inc.(1) (2) (3) (4)	Internet Software & Services	8.34%	L + 5.75%; 1.00% Floor	06/17/2024	1,730	1,237	1,225
SPay, Inc.(1) (2) (3) (4) (5)	Internet Software & Services		L + 5.75%; 1.00% Floor	06/17/2024	8,630	(79)	(216)
VRC Companies, LLC(2) (3) (4)	Commercial Services & Supplies	9.03%	L + 6.50%; 1.00% Floor	03/31/2023	5,546	4,181	4,178
VRC Companies, LLC(2) (3)	Commercial Services & Supplies	9.02%	L + 6.50%; 1.00% Floor	03/31/2023	2,826	2,802	2,798
VRC Companies, LLC(2) (3) (4)	Commercial Services & Supplies	9.45%	L + 6.50%; 1.00% Floor	03/31/2022	264	132	132
Wine.com, LLC(1) (2)	Beverages	9.86%	L + 7.00%; 1.00% Floor	11/14/2024	9,600	9,411	9,408
Wrike, Inc.(1) (2)	Professional Services	9.28%	L + 6.75%; 1.00% Floor	12/31/2024	29,687	29,094	29,094
Wrike, Inc.(1) (2) (4) (5)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	2,400	(48)	(48)
Xactly Corporation(1) (2) (3)	Internet Software & Services	9.78%	L + 7.25%; 1.00% Floor	07/29/2022	34,390	33,854	33,874
Xactly Corporation(1) (2) (3) (4) (5)	Internet Software & Services		L + 7.25%; 1.00% Floor	07/29/2022	2,554	(37)	(38)
Yasso, Inc.(1) (2) (3)	Food Products	10.27%	L + 7.75%; 1.00% Floor	03/23/2022	12,937	12,757	12,323

Total 1st Lien/Senior Secured Debt						743,103	741,446

1st Lien/Last-Out Unitranche (7) – 20.22%
Intelligent Document Solutions, Inc.(1) (2) (3)	Diversified Financial Services	8.80%	L + 6.00%; 1.00% Floor	02/28/2024	30,800	29,907	29,876
Intelligent Document Solutions, Inc.(1) (2) (3) (4)	Diversified Financial Services	8.79%	L + 6.00%; 1.00% Floor	02/28/2024	21,100	12,144	12,111
RugsUSA, LLC(1) (2) (3)	Household Products	9.31%	L + 6.50%; 1.00% Floor	04/30/2023	8,830	8,752	8,742
Smarsh, Inc.(1) (2) (3)	Software	10.41%	L + 7.88%; 1.00% Floor	03/31/2021	56,641	55,887	56,075
Vantage Mobility International, LLC(2) (3)	Health Care Equipment & Supplies	10.28%	L + 7.75%; 1.00% Floor	09/09/2021	25,111	24,808	22,725
You Fit, LLC(2) (3)	Diversified Consumer Services	9.55%	L + 6.75%; 1.00% Floor	01/04/2022	34,500	33,758	33,724

Total 1st Lien/Last-Out Unitranche						165,256	163,253

2nd Lien/Senior Secured Debt – 57.81%
American Dental Partners, Inc.(1) (2) (3)	Health Care Providers & Services	11.30%	L + 8.50%; 1.00% Floor	09/25/2023	9,180	9,000	8,996
Chase Industries, Inc.(1) (2) (3)	Building Products	10.61%	L + 8.00%; 1.00% Floor	05/11/2026	25,700	24,970	24,865

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2018 (continued)

(in thousands, except unit and per unit amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Chase Industries, Inc.(1) (2) (3) (4) (5)	Building Products		L + 8.00%; 1.00% Floor	05/11/2026	$6,400	$(177)	$(208)
Country Fresh Holdings, LLC(1) (2) (3)	Food Products	11.20%	L + 8.75%; 1.00% Floor	10/02/2023	13,800	13,573	11,454
DuBois Chemicals, Inc.(1) (2)	Chemicals	10.52%	L + 8.00%; 1.00% Floor	03/15/2025	25,330	24,900	24,823
ERC Finance, LLC(1) (2) (3)	Health Care Providers & Services	10.74%	L + 8.22%; 1.00% Floor	09/22/2025	29,800	29,204	29,204
Genesis Acquisition Co.(1) (2) (3)	Diversified Financial Services	10.02%	L + 7.50%	07/31/2025	10,500	10,248	10,211
Genesis Acquisition Co.(1) (2) (3) (4) (5)	Diversified Financial Services		L + 7.50%	07/31/2025	2,700	(32)	(74)
Granicus, Inc.(2) (3)	Software	11.77%	L + 9.00%; 1.00% Floor	09/07/2023	31,875	31,407	31,397
Hygiena Borrower LLC(2) (3)	Life Sciences Tools & Services	10.55%	L + 7.75%; 1.00% Floor	08/26/2023	2,810	2,758	2,761
Hygiena Borrower LLC(2) (3) (4)	Life Sciences Tools & Services	10.55%	L + 7.75%; 1.00% Floor	08/26/2023	1,030	136	129
ICP Industrial, Inc.(1) (2) (3)	Chemicals	10.68%	L + 8.25%; 1.00% Floor	05/03/2024	30,700	30,038	30,009
Institutional Shareholder Services Inc.(1) (2)	Diversified Financial Services	10.55%	L + 7.75%; 1.00% Floor	10/16/2025	7,700	7,666	7,546
Intelligent Medical Objects, Inc.(1) (2) (3)	Health Care Technology	11.27%	L + 8.50%; 1.00% Floor	12/22/2024	18,500	18,086	18,315
Market Track, LLC(1) (2) (3)	Internet Catalog & Retail	10.18%	L + 7.75%; 1.00% Floor	06/05/2025	32,800	31,955	31,160
National Spine and Pain Centers, LLC(1) (2) (3)	Health Care Providers & Services	10.77%	L + 8.25%; 1.00% Floor	12/02/2024	28,500	27,776	27,787
Odyssey Logistics & Technology Corporation(1) (2)	Road & Rail	10.52%	L + 8.00%; 1.00% Floor	10/12/2025	28,152	27,577	27,378
Recipe Acquisition Corp.(2) (3)	Food Products	10.81%	L + 8.00%; 1.00% Floor	12/01/2022	20,000	19,736	19,750
RSC Acquisition, Inc.(1) (2) (3)	Insurance	10.53%	L + 8.00%; 1.00% Floor	11/30/2023	12,900	12,786	12,771
RSC Acquisition, Inc.(1) (2) (3)	Insurance	10.80%	L + 8.00%; 1.00% Floor	11/30/2023	8,310	8,233	8,227
RSC Acquisition, Inc.(1) (2) (3) (4) (5)	Insurance		L + 8.00%; 1.00% Floor	11/30/2023	6,400	(55)	(64)
SMB Shipping Logistics, LLC(1) (2)	Air Freight & Logistics	10.86%	L + 8.00%; 1.00% Floor	02/03/2025	33,333	32,821	32,667
Spectrum Plastics Group, Inc.(1) (2)	Containers & Packaging	9.52%	L + 7.00%; 1.00% Floor	01/31/2026	9,975	9,930	9,676
USRP Holdings, Inc.(1) (2) (3)	Insurance	11.55%	L + 8.75%; 1.00% Floor	09/29/2025	10,300	10,180	10,171
USRP Holdings, Inc.(1) (2) (3) (4)	Insurance	11.43%	L + 8.75%; 1.00% Floor	09/29/2025	2,600	1,687	1,684
Viant Medical Holdings, Inc.(1) (2)	Health Care Equipment & Supplies	10.55%	L + 7.75%	07/02/2026	12,470	12,350	12,096
Xcellence, Inc.(1) (2) (3)	IT Services	11.57%	L + 8.75%; 1.00% Floor	06/22/2024	19,600	19,159	19,208
YI, LLC(1) (2) (3)	Health Care Equipment & Supplies	10.55%	L + 7.75%; 1.00% Floor	11/07/2025	23,000	22,380	22,367
Zep Inc.(1) (2)	Chemicals	11.05%	L + 8.25%; 1.00% Floor	08/11/2025	35,700	34,910	32,487

Total 2nd Lien/Senior Secured Debt						473,202	466,793

Unsecured Debt – 0.53%
Recipe Acquisition Corp.(3)	Food Products	13.25% PIK		12/21/2022	4,361	4,309	4,295
Total Unsecured Debt						4,309	4,295

Total Corporate Debt						1,385,870	1,375,787

Portfolio Company	Industry		Coupon		Shares	Cost	Fair Value
Preferred Stock – 1.50%
Accuity Delivery Systems, LLC^ (1) (3) (8) (9)	Health Care Providers & Services				145,695	$4,800	$5,760
Datacor Holdings, Inc.(3) (6) (8) (9)	Chemicals		7.00% PIK		1,000,000	1,000	1,470
Recipe Acquisition Corp.(3) (8) (9)	Food Products		11.00% PIK		1,600	1,496	2,029
Wine.com, LLC(1) (8) (9)	Beverages				337,425	2,900	2,900

Total Preferred Stock						10,196	12,159

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2018 (continued)

(in thousands, except unit and per unit amounts)

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value

Common Stock – 1.40%
Collaborative Imaging Holdco, LLC – Class B^^^ (1) (3) (8)	Health Care Providers & Services		12,370	1,668	1,944
Collaborative Imaging Holdco, LLC – Class C^^^ (1) (3) (6) (8) (9)	Health Care Providers & Services		11,675	232	324
Continuum Managed Services LLC – Class A(1) (3) (8) (9)	IT Services		1,079	1,079	1,240
Continuum Managed Services LLC – Class B(1) (3) (8) (9)	IT Services		731,623	11	395
Elah Holdings, Inc.^ (1) (3) (8) (9)	Capital Markets		69,386	3,354	3,354
National Spine and Pain Centers, LLC(1) (3) (8) (9)	Health Care Providers & Services		900	900	477
Wrike, Inc.(1) (8) (9)	Professional Services		524,730	3,260	3,260
Yasso, Inc.(1) (3) (8) (9)	Food Products		1,360	1,360	291

Total Common Stock				11,864	11,285

Portfolio Company	Industry		Units	Cost	Fair Value
Warrants – 0.02%
Recipe Acquisition Corp.(3) (8)	Food Products		44	$104	$130

Total Warrants				104	130

TOTAL INVESTMENTS – 173.30%				$1,408,034	$1,399,361

LIABILITIES IN EXCESS OF OTHER ASSETS – (73.30%)					$(591,900)

NET ASSETS – 100.00%					$807,461

(+)

The Consolidated Schedule of Investments discloses the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of December 31, 2018, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 3.01%, 2.88%, 2.81%, 2.61%, 2.50% and 2.41%, respectively. As of December 31, 2018, P was 5.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2018.

(++)	Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, Euro (“€”).
#	Percentages are based on net assets.
^

As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.

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

(6)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2018 the aggregate fair value of these securities is $31,871 or 2.22% of the Company’s total assets.

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

(8)

Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2018, the aggregate fair value of these securities is $23,574 or 2.92% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC – Preferred Stock	06/13/2018
Collaborative Imaging Holdco, LLC – Class B – Common Stock	03/30/2018
Collaborative Imaging Holdco, LLC – Class C – Common Stock	03/30/2018
Continuum Managed Services LLC – Class A – Common Stock	06/08/2017
Continuum Managed Services LLC – Class B – Common Stock	06/08/2017
Datacor Holdings, Inc. – Preferred Stock	08/12/2016
Elah Holdings, Inc. – Common Stock	05/09/2018
National Spine and Pain Centers, LLC – Common Stock	06/02/2017
Recipe Acquisition Corp. – Preferred Stock	12/22/2016
Recipe Acquisition Corp. – Warrants	12/22/2016
Wine.com, LLC – Preferred Stock	11/14/2018
Wrike, Inc. – Common Stock	12/31/2018
Yasso, Inc. – Common Stock	03/23/2017

(9)	Non-income producing security.

PIK – Payment-In-Kind

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2018 (continued)

(in thousands, except unit and per unit amounts)

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 411	EUR 351	01/04/2019	$9
Bank of America, N.A.	USD 327	EUR 278	02/05/2019	7
Bank of America, N.A.	USD 420	EUR 356	04/03/2019	9
Bank of America, N.A.	USD 357	EUR 301	05/06/2019	8
Bank of America, N.A.	USD 447	EUR 375	07/03/2019	10
Bank of America, N.A.	USD 360	EUR 301	08/05/2019	9
Bank of America, N.A.	USD 472	EUR 394	10/04/2019	10
Bank of America, N.A.	USD 378	EUR 314	11/05/2019	9
Bank of America, N.A.	USD 472	EUR 390	01/06/2020	11
Bank of America, N.A.	USD 479	EUR 393	04/06/2020	11
Bank of America, N.A.	USD 480	EUR 390	07/06/2020	12

				$105

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

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2017 (continued)

(in thousands, except unit and per unit amounts)

Portfolio Company	Industry	Interest(+)	Maturity	Par Amount	Cost	Fair Value
National Spine and Pain Centers, LLC(1) (4) (5)	Health Care Providers & Services	9.94% (L + 8.25%; 1.00% Floor)	12/02/2024	$28,500	$27,690	$27,716
Oasis Outsourcing Holdings, Inc.(1) (4) (5)	Diversified Financial Services	8.82% (L + 7.25%; 1.00% Floor)	07/01/2024	33,580	33,101	33,076
Odyssey Logistics & Technology Corporation(1) (4)	Road & Rail	9.57% (L + 8.00%; 1.00% Floor)	10/12/2025	20,300	19,801	20,199
PPC Industries Inc.(1) (4)	Containers & Packaging	9.33% (L + 8.00%; 1.00% Floor)	05/08/2025	13,300	13,175	13,267
Procare Software, LLC(4) (5)	Diversified Financial Services	10.44% (L + 8.75%; 1.00% Floor)	09/30/2022	35,000	34,355	34,825
Recipe Acquisition Corp.(4) (5)	Food Products	10.69% (L + 9.00%; 1.00% Floor)	12/01/2022	20,000	19,683	19,700
Regulatory DataCorp, Inc.(4) (5)	Diversified Financial Services	10.57% (L + 9.00%; 1.00% Floor)	09/21/2023	15,000	14,739	14,775
SMB Shipping Logistics, LLC(1) (4) (5)	Air Freight & Logistics	10.20% (L + 8.75%; 1.00% Floor)	02/03/2025	20,000	19,723	19,700
Xcellence, Inc.(1) (4)	IT Services	10.41% (L + 8.75%; 1.00% Floor)	06/22/2024	16,500	16,089	16,088
Young Innovations, Inc.(1)	Health Care Equipment & Supplies	9.44% (L + 7.75%; 1.00% Floor)	11/07/2025	23,000	22,320	22,310
Zep Inc.(1) (4)	Chemicals	9.63% (L + 8.25%; 1.00% Floor)	08/11/2025	35,700	34,830	35,432

Total 2nd Lien/Senior Secured Debt					465,334	466,966

Unsecured Debt – 0.78%
Recipe Acquisition Corp.(5)	Food Products	13.25% PIK	12/21/2022	3,851	3,790	3,783

Total Unsecured Debt					3,790	3,783

Total Corporate Debt					867,139	868,959

Portfolio Company	Industry		Coupon	Shares	Cost	Fair Value
Preferred Stock – 0.61%
Datacor Holdings, Inc.(5) (7) (8) (11)	Chemicals		7.00% PIK	1,000,000	$ 1,000	$1,290
Recipe Acquisition Corp.(5) (7) (11)	Food Products		11.00% PIK	1,600	1,496	1,689

Total Preferred Stock					2,496	2,979

Common Stock – 0.73%
Continuum Managed Services LLC – Class A(1) (5) (7) (11)	IT Services			1,079	1,079	1,079
Continuum Managed Services LLC – Class B(1) (5) (7) (11)	IT Services			731,623	11	11
myON, LLC(1) (5) (7)(11)	Internet Software & Services			24,131	900	900
National Spine and Pain Centers, LLC(1) (5) (7) (11)	Health Care Providers & Services			900	900	765
Yasso, Inc.(1) (5) (7) (11)	Food Products			1,360	1,360	818

Total Common Stock					4,250	3,573

Portfolio Company	Industry			Units	Cost	Fair Value
Warrants – 0.02%
Recipe Acquisition Corp.(5)(11)	Food Products			44	$ 104	$99

Total Warrants					104	99

			Yield	Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund – 0.27% #
Goldman Sachs Financial Square Government Fund – Institutional Shares(10)			1.21%(9)	1,312,925	$ 1,313	$1,313

Total Investments in Affiliated Money Market Fund					1,313	1,313

TOTAL INVESTMENTS – 179.88%					$875,302	$876,923

LIABILITIES IN EXCESS OF OTHER ASSETS – (79.88%)						$(389,417)

MEMBERS’ CAPITAL – 100.00%						$487,506

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
(11)

Securities exempt from registration under the Securities Act, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2017, the aggregate fair value of these securities is $6,651 or 1.36% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiaries, PMMC Blocker I, LLC (formerly known as My-On PMMC Blocker, LLC), PMMC Blocker II, LLC, PMMC Wine I, LLC and Goldman Sachs Private Middle Market Credit SPV LLC (“SPV”). All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company records its investment transactions on a trade date basis, which is the date when the Company assumes the risks for gains and losses related to that instrument. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016, the Company earned $1,555, $700, and $0 in prepayment premiums, respectively, and $3,053, $585, and $0 in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to the Company, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, the Company only receives its allocable portion of such fees when invested in the same portfolio company as another account managed by the Investment Adviser.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest, or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of each of December 31, 2018 and December 31, 2017, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2018 and 2017, the Company held an aggregate cash balance of $25,548 and $8,220, respectively. Foreign currency of $553 (acquisition cost of $550) and $0 (acquisition cost of $0) is included in cash as of December 31, 2018 and December 31, 2017, respectively.

Foreign Currency Translation

Amounts denominated in foreign currencies are translated into USD on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into USD based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into USD based upon currency exchange rates prevailing on the transaction dates.

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

Derivatives

Foreign currency forward contracts

The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded on the Consolidated Statements of Financial Condition by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedules of Investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date.

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

The Company has elected to be treated as a RIC commencing with its taxable year ended December 31, 2016. So long as the Company maintains its status as a RIC, it will generally not be required to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

To maintain our tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its Unitholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to Unitholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016, the Company accrued excise taxes of $0, $0, and $0, respectively.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016, the Company accrued provision for taxes on realized gains on investments of $670, $0, and $0, respectively. For the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016, the Company accrued provision for taxes on unrealized gains on investments of $411, $0, and $0, respectively. As of December 31, 2018, $1,081 of income taxes remained payable.

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the unitholder’s tax basis in its Units. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to common Units, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common Unitholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its Unitholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its Unitholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and the Company may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to Unitholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

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

New Accounting Pronouncements

In October 2018, the SEC adopted the final rule under SEC release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. Effective with the current reporting period, the Company is no longer required to present components of distributable earnings on the Consolidated Statements of Financial Condition or the sources of distributable earnings and the amount of undistributed net investment income on the Consolidated Statements of Changes in Members’ Capital. Prior period information has been reclassified to conform to the current period presentation and this had no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported. The following provides the prior period reclassifications.

Consolidated Statements of Financial Condition – The table below provides a reconciliation for previously disclosed components of distributable earnings on the Consolidated Statement of Financial Condition as of December 31, 2017 to total distributable earnings as of December 31, 2017 as disclosed in the current filing.

December 31, 2017
Accumulated net realized gain (loss)	$69
Accumulated undistributed (distributions in excess of) net investment income (loss)	(6,200)
Net unrealized appreciation (depreciation) on investments	1,621

Distributable earnings	$(4,510)

Consolidated Statements of Changes in Members’ Capital – The table below provides a reconciliation for previously disclosed distributions from net investment income and realized gain for the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016 to distributions from distributable earnings as disclosed in the current filing.

Distributions to unitholders from:	For the year ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
Net investment income	$(36,250)	$(2,998)

Total distributions to unitholders	$(36,250)	$(2,998)

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

For the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016, Management Fees amounted to $9,604, $4,803 and $1,309, respectively. For the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016, the Investment Adviser voluntarily agreed to waive $0, $0, and $391 of the Management Fees, respectively. As of December 31, 2018, $2,910 remained payable.

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

For the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016, the Company accrued unvested Incentive Fees of $11,316, $5,864 and $0, respectively. As of December 31, 2018, $17,180 remained payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016, the Company incurred expenses for services provided by the Administrator and the Custodian of $846, $499 and $145, respectively. As of December 31, 2018, $209 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016, the Company incurred expenses for services provided by the Transfer Agent of $125, $120 and $29, respectively. As of December 31, 2018, $20 remained payable.

Affiliates

The Company’s investments in affiliates for the year ended December 31, 2018 were as follows:

	Fair Value as of December 31, 2017	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/(Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2018	Dividend, Interest and Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$1,313	$563,297	$(564,610)	$–	$–	$–	$202
Accuity Delivery Systems, LLC	–	19,730	–	–	958	20,688	860
Collaborative Imaging Holdco, LLC	–	15,115	–	–	285	15,400	1,053
Elah Holdings, Inc.	–	3,354	–	–	–	3,354	–

Total Non-Controlled Affiliates	$1,313	$601,496	$(564,610)	$–	$1,243	$39,442	$2,115

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due To Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of December 31, 2018 and December 31, 2017, there were $486 and $12, respectively, included within Accrued expenses and other liabilities, $68 and $208, respectively, included within Interest and other debt expense payable paid by the Investment Adviser and its affiliates on behalf of the Company.

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

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $0 and $1,313, respectively) consisted of the following:

	December 31, 2018		December 31, 2017
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$743,103	$741,446	$285,509	$285,254
1st Lien/Last-Out Unitranche	165,256	163,253	112,506	112,956
2nd Lien/Senior Secured Debt	473,202	466,793	465,334	466,966
Unsecured Debt	4,309	4,295	3,790	3,783
Preferred Stock	10,196	12,159	2,496	2,979
Common Stock	11,864	11,285	4,250	3,573
Warrants	104	130	104	99

Total Investments	$1,408,034	$1,399,361	$873,989	$875,610

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	December 31, 2018		December 31, 2017
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	10.4%	18.0%	7.2%	12.9%
Internet Software & Services	9.4	16.3	10.3	18.6
IT Services	8.4	14.6	11.5	20.6
Health Care Providers & Services	8.4	14.5	8.1	14.5
Chemicals	7.3	12.7	10.8	19.4
Diversified Financial Services	6.4	11.1	12.3	22.2
Media	5.0	8.7	–	–
Health Care Equipment & Supplies	4.9	8.5	5.4	9.7
Health Care Technology	4.7	8.1	2.1	3.7
Professional Services	4.4	7.6	–	–
Food Products	3.6	6.2	6.1	11.0
Road & Rail	3.3	5.7	2.3	4.1
Household Products	2.7	4.7	3.4	6.1
Diversified Consumer Services	2.4	4.2	3.9	6.9
Diversified Telecommunication Services	2.4	4.1	–	–
Insurance	2.3	4.1	3.1	5.6
Air Freight & Logistics	2.3	4.0	2.3	4.0
Internet Catalog & Retail	2.2	3.9	3.6	6.5
Building Products	1.8	3.1	–	–
Real Estate Management & Development	1.4	2.4	–	–
Hotels, Restaurants & Leisure	1.3	2.2	1.6	2.9
Distributors	1.3	2.2	1.8	3.3
Beverages	0.9	1.5	–	–
Auto Components	0.8	1.4	–	–
Containers & Packaging	0.7	1.2	4.2	7.6
Life Sciences Tools & Services	0.6	1.0	–	–
Commercial Services & Supplies	0.5	0.9	–	–
Capital Markets	0.2	0.4	–	–

Total	100.0%	173.3%	100.0%	179.6%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	December 31, 2018	December 31, 2017
United States	97.9%	100.0%
Ireland	2.1	–

Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of December 31, 2018 and December 31, 2017. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of December 31, 2018(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2018
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$587,398	• Discount Rate	8.4% - 13.0% (9.9%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$163,253	• Discount Rate	9.3% - 15.0% (11.3%)
	2nd Lien/Senior Secured	Discounted cash flows:
	$320,120	• Discount Rate	10.8% - 16.5% (11.5%)
	Unsecured Debt	Discounted cash flows:
	$4,295	• Discount Rate	6.4% - 22.6% (13.7%)
Equity	Preferred Stock	Comparable multiples:
	$9,259	• EV/EBITDA(5)	10.0x - 18.9x (16.2x)

	Common Stock	Discounted cash flows:
	$8,025	• Discount Rate	14.6% - 31.0% (24.5%)
Comparable multiples:
		• EV/EBITDA(5)	8.4x - 13.0x (11.7x)

	Warrants	Comparable multiples:
	$130	• EV/EBITDA(5)	10.0x - 22.3x (13.3x)

(1)

Included within Level 3 Assets of $1,339,496 is an amount of $247,016 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2018 and December 31, 2017. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2018:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$ –	$741,446	$741,446
1st Lien/Last-Out Unitranche	–	–	163,253	163,253
2nd Lien/Senior Secured Debt	–	59,865	406,928	466,793
Unsecured Debt	–	–	4,295	4,295
Preferred Stock	–	–	12,159	12,159
Common Stock	–	–	11,285	11,285
Warrants	–	–	130	130
Affiliated Money Market Fund	–	–	–	–

Total assets	$–	$ 59,865	$1,339,496	$1,399,361

Derivatives	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (asset)(1)	$–	$ 105	$–	$105

Total	$–	$ 105	$–	$105

(1)  Amounts disclosed represent the unrealized appreciation on the foreign currency forwards contracts.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2017:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$ –	$285,254	$285,254
1st Lien/Last-Out Unitranche	–	–	112,956	112,956
2nd Lien/Senior Secured Debt	–	63,350	403,616	466,966
Unsecured Debt	–	–	3,783	3,783
Preferred Stock	–	–	2,979	2,979
Common Stock	–	–	3,573	3,573
Warrants	–	–	99	99
Affiliated Money Market Fund	1,313	–	–	1,313

Total assets	$1,313	$ 63,350	$812,260	$876,923

The Company did not hold any derivative instruments as of December 31, 2017.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2018:

Level 3	Beginning Balance as of January 1, 2018	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of December 31, 2018
1st Lien/Senior Secured Debt	$285,254	$506,578	$(28)	$(1,403)	$(51,081)	$2,126	$–	$–	$741,446
1st Lien/Last-Out Unitranche	112,956	80,972	–	(2,452)	(29,628)	1,405	–	–	163,253
2nd Lien/Senior Secured Debt	403,616	131,867	–	(4,420)	(134,885)	3,031	7,719	–	406,928
Unsecured Debt	3,783	510	–	(7)	–	9	–	–	4,295
Preferred Stock	2,979	7,700	–	1,480	–	–	–	–	12,159
Common Stock	3,573	8,514	2,324	99	(3,225)	–	–	–	11,285
Warrants	99	–	–	31	–	–	–	–	130

Total assets	$812,260	$736,141	$2,296	$(6,672)	$(218,819)	$6,571	$7,719	$–	$1,339,496

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held as of December 31, 2018 totaled $(5,910), consisting of the following: 1st Lien/Senior Secured Debt $(1,369), 1st Lien/Last-Out Unitranche $(2,299), 2nd Lien/Senior Secured Debt $(3,845), Unsecured Debt $(7), Preferred Stock $1,480, Common Stock $99 and Warrants $31.

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

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the year ended December 31, 2018, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the year ended December 31, 2017, there were no transfers between levels of the fair value hierarchy.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2018 and December 31, 2017, approximates its carrying value.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of December 31, 2018 and December 31, 2017, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities (which includes the Revolving Credit Facilities) was 239% and 227%, respectively.

The Company’s outstanding debt as of December 31, 2018 and December 31, 2017 was as follows:

	As of
	December 31, 2018			December 31, 2017
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(3)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
BoA Revolving Credit Facility(1)	$130,000	$19,500	$110,500	$250,000	$26,500	$223,500
JPM Revolving Credit Facility(2)	465,000	–	463,962	400,000	240,000	160,000

Total Debt	$595,000	$19,500	$574,462	$650,000	$266,500	$383,500

(1)	As of December 31, 2018 and 2017, all outstanding borrowings were in USD.
(2)

The Company may borrow amounts in USD or certain other permitted currencies. As of December 31, 2018, the Company had outstanding borrowings denominated in USD of $405,643 and in Euros (EUR) of EUR 50,900. As of December 31, 2017, all outstanding borrowings were in USD.

(3)	Debt outstanding denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of December 31, 2018.

The combined weighted average interest rates of the aggregate borrowings outstanding for the years ended December 31, 2018 and 2017 were 5.30% and 4.25%, respectively.

BoA Revolving Credit Facility

The Company entered into the BoA Revolving Credit Facility on July 18, 2016 with Bank of America, N.A. as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. The Company amended the BoA Revolving Credit Facility on March 3, 2017, July 16, 2018 and August 1, 2018.

Subject to availability under the “Borrowing Base,” the maximum principal amount of the BoA Revolving Credit Facility was $130,000 as of December 31, 2018. The maximum principal amount of the BoA Revolving Credit Facility will decrease on a monthly basis until the stated maturity date (unless reduced further at the Company’s discretion). The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The Company has the ability to increase the maximum principal amount of the BoA Revolving Credit Facility up to $750,000, subject to increasing commitments of existing lenders and/or obtaining commitments of new lenders and certain other conditions. The stated maturity date of the BoA Revolving Credit Facility is May 31, 2019.

Under the BoA Revolving Credit Facility, the Company has the ability to elect either LIBOR or the alternative base rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. Interest rate on obligations under the BoA Revolving Credit Facility is the prevailing LIBOR for one, two, three or six months (the “Applicable LIBOR”) plus 2.50% per annum or (B) an alternate base rate (the greater of the prime rate of such commercial bank, the federal funds rate plus 0.50%, and LIBOR plus 1.00%) (“ABR”) plus 1.50% per annum. The Company pays a 0.25% annualized fee on a quarterly basis on committed but undrawn amounts under the BoA Revolving Credit Facility. Amounts drawn under the BoA Revolving Credit Facility may be prepaid at any time without premium or penalty, subject to applicable breakage costs. Loans are subject to mandatory prepayment for amounts exceeding the Borrowing Base or the lenders’ aggregate commitment and to the extent required to comply with the Investment Company Act, as applied to BDCs. Transfers of interests in the Company by investors are subject to certain restrictions under the BoA Revolving Credit Facility and may trigger mandatory prepayment obligations.

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

As of December 31, 2018, costs of $2,380 were incurred in connection with obtaining and amending the BoA Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the BoA Revolving Credit Facility using the straight-line method. As of December 31, 2018 and December 31, 2017, outstanding deferred financing costs were $163 and $486, respectively.

The summary information of the BoA Revolving Credit Facility for the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016 is as follows:

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
Borrowing Interest Expense	$9,977	$7,550	$207
Facility fees	56	386	273
Amortization of financing costs	673	1,144	400

Total	$10,706	$9,080	$880

Weighted average interest rate	4.82%	4.19%	3.07%
Average outstanding balance	$206,922	$180,356	$14,772	*

*	Average outstanding debt balance was calculated beginning on July 18, 2016, the date on which the Company entered into the BoA Revolving Credit Facility.

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

On August 17, 2018, SPV entered into the first amendment of the JPM Revolving Credit Facility pursuant to which, among other things, (i) the definition of the Ramp-Up Period (as defined in the JPM Revolving Credit Facility) was amended to end on May 20, 2019 instead of August 21, 2018 (and consequently certain of the provisions of the JPM Revolving Credit Facility that begin to apply, cease to apply, or change at the end of the Ramp-Up Period will not apply, cease to apply, or change, as the case may be, until such later date), (ii) the minimum amounts required to be borrowed under the JPM Revolving Credit Facility were modified to (x) 65% of the Financing Commitment (as defined in the JPM Revolving Credit Facility) between December 21, 2018 and March 20, 2019, (y) 75% of the Financing Commitment between March 21, 2019 and May 19, 2019, and (z) 85% of the Financing Commitment between May 20, 2019 and November 21, 2020, (iii) the commitment fee payable to lenders was modified to (x) 0.50% per annum until November 20, 2018, (y) 0.75% per annum from November 21, 2018 until May 19, 2019 and (z) 1.00% per annum thereafter, (iv) an affirmative covenant was added to require certain monthly reporting if the Unfunded Exposure Shortfall (defined as the amount by which SPV’s unfunded commitments exceeds the amount on deposit in an unfunded exposure account) exceeds certain amounts, and (v) an affirmative covenant was added which obligates the Company to maintain liquidity (the sum of cash, cash equivalents, uncalled capital commitments and borrowing capacity under the JPM Revolving Credit Facility, subject to certain limitations) at least equal to the Unfunded Exposure Shortfall.

On October 22, 2018, in connection with the JPM Revolving Credit Facility, SPV exercised its rights pursuant to the accordion option under the JPM Revolving Credit Facility to increase the aggregate commitments under the JPM Revolving Credit Facility by $60,000, to $460,000, which shall be effectuated in two installments, a $25,000 increase effective on October 24, 2018 and a $35,000 increase on October 31, 2018. Pursuant to the accordion option under the JPM Revolving Credit Facility, the aggregate commitments under the JPM Revolving Credit Facility may be increased to up to $750,000.

On November 13, 2018, the Company exercised its right under the accordion feature and increased the size of the JPM Revolving Credit Facility to $465,000 on a committed basis.

On December 10, 2018, SPV entered into the second amendment of the JPM Revolving Credit Facility among SPV, as borrower, the Company, as portfolio manager, State Street Bank and Trust Company, as collateral agent, collateral administrator, securities intermediary and bank, the lenders party thereto and JPM, as administrative agent, pursuant to which, among other things, (i) the percentage, when multiplied by the net asset value of SPV’s portfolio investments, that determines the maximum borrowing base under the JPM Revolving Credit Facility was reduced to 41% from 45%, (ii) SPV is no longer required to borrow, under the JPM Revolving Credit Facility, 85% of the Financing Commitment (as defined in the JPM Revolving Credit Facility) following an increase in the Financing Commitment, (iii) the administrative agent may classify certain portfolio investments as “Specified Investments,” which are subject to a 17.5% aggregate concentration limit and certain additional eligibility criteria (including that, under such portfolio investment, (x) no financial covenant default has occurred and (y) no financial covenant has been waived and there has been no amendment that resulted in a reduction in rate or principal, postponement of payment, release of guarantees or collateral or changes in pro rata provisions or voting percentages), (iv) the threshold percentages of the net asset value of the portfolio investments securing the JPM Revolving Credit Facility as compared to the advances outstanding under the JPM Revolving Credit Facility (a) that would result in an event of default was increased from 151.51% to 166.66%, and (b) that would result in a market value event (as defined in the JPM Revolving Credit Facility) was increased from 185.185% to 203.25% and (c) that would cure a market value event was increased from 200% to 244%, and (v) SPV will be required to deliver a quarterly certificate certifying compliance with certain covenants and representations and warranties included in the JPM Revolving Credit Agreement and certain certifications about SPV’s quarterly and annual financial statements.

The JPM Revolving Credit Facility is a multicurrency facility. As of December 31, 2018, the total commitments under the JPM Revolving Credit Facility were $465,000. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fourth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $5,183 were incurred in connection with obtaining and amending the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of December 31, 2018 and December 31, 2017, outstanding deferred financing costs were $3,828 and $4,529, respectively.

The summary information of the JPM Revolving Credit Facility for the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016 is as follows:

	For the year ended December 31, 2018	For the year ended December 31, 2017		For the period from June 9, 2016 (inception) to December 31, 2016
Borrowing Interest Expense	$15,786	$772		$–
Facility fees	764	116		–
Amortization of financing costs	1,224	131		–

Total	$17,774	$1,019		$–

Weighted average interest rate	5.65%	5.03%		–
Average outstanding balance	$279,221	$136,585	*	$–

*	Average outstanding debt balance was calculated beginning on November 21, 2017, the date on which the Company entered into the JPM Revolving Credit Facility.

7.	DERIVATIVES

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) or a similar agreement with its derivative counterparties. An ISDA Master Agreement is a bilateral agreement between the Company and a counterparty that governs OTC derivatives, including foreign currency forward contracts, and typically contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.

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

For the period from August 8, 2018 to December 31, 2018, the Company’s average USD notional exposure to foreign currency forward contracts was $3,776. The Company did not hold any derivative instruments prior to August 8, 2018.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of December 31, 2018.

Counterparty	Gross Amount of Assets on the Consolidated Statements of Financial Condition	Gross Amount of (Liabilities) on the Consolidated Statements of Financial Condition	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Financial Condition	Collateral (Received) Pledged (1)	Net Amounts (2)
Bank of America, N.A.	$105	$–	$105	$–	$105

Total	$105	$–	$105	$–	$105

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The Company did not hold any derivative instruments as of December 31, 2017.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the year ended December 31, 2018 was as follows:

For the Year Ended December 31, 2018
Net realized gain (loss) on foreign currency forward contracts	$1
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$105

Total net realized and unrealized gains (losses) on foreign currency forward contracts	$106

The Company did not hold any derivative instruments during the year ended December 31, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016.

8.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of the dates indicated, the Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2018			December 31, 2017
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,097,430	$263,383	76%	$1,097,430	$603,587	45%

Portfolio Company Commitments

The Company may enter into investment commitments either verbally or through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of December 31, 2018, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of the dates indicated, the Company had the following unfunded commitments by investment types:

	December 31, 2018			December 31, 2017
	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)
1st Lien/Senior Secured Debt
Clinical Supplies Management Holdings, Inc.	–	$–	$–	10/12/2021	$2,000	$(30)
Bullhorn, Inc.	–	–	–	11/21/2018	6,352	(32)
Continuum Managed Services, LLC	–	–	–	06/08/2019	2,658	(66)
FWR Holding Corporation	–	–	–	08/21/2019	3,704	(93)
Bullhorn, Inc.	–	–	–	11/21/2022	863	(17)
Picture Head Midco LLC	03/31/2019	3,840	(77)	–	–	–
VRC Companies, LLC	09/27/2019	1,313	(13)	–	–	–
Businessolver.com, Inc.	05/15/2020	3,550	(72)	–	–	–
SPay, Inc.	06/15/2020	8,544	(216)	–	–	–
Hygiena Borrower LLC	06/29/2020	857	(17)	–	–	–
Diligent Corporation	08/03/2020	374	(5)	–	–	–
Gastro Health Holdco, LLC	09/04/2020	7,642	(154)	–	–	–
Diligent Corporation	12/19/2020	14,490	(181)	–	–	–
Associations, Inc.	07/30/2021	2,858	(29)	–	–	–
Netvoyage Corporation	03/24/2022	1,044	(13)	03/24/2022	1,044	(18)
VRC Companies, LLC	03/31/2022	129	(1)	–	–	–
Diligent Corporation	04/14/2022	1,140	(14)	–	–	–
Continuum Managed Services, LLC	06/08/2022	3,280	(66)	06/08/2022	3,280	(82)
DDS USA Holding, Inc.	06/30/2022	1,625	(12)	–	–	–
Xactly Corporation	07/29/2022	2,554	(38)	07/29/2022	2,554	(51)
Hygiena Borrower LLC	08/26/2022	580	(12)	–	–	–
Lithium Technologies, Inc.	10/03/2022	4,046	(81)	10/03/2022	2,327	(52)
Datto, Inc.	12/07/2022	3,739	(28)	12/07/2022	3,610	(72)
Businessolver.com, Inc.	05/15/2023	2,391	(48)	–	–	–
Integral Ad Science, Inc.	07/19/2023	2,741	(55)	–	–	–
FWR Holding Corporation	08/21/2023	1,103	(22)	08/21/2023	1,544	(39)
Picture Head Midco LLC	08/31/2023	2,661	(54)	–	–	–
Gastro Health Holdco, LLC	09/04/2023	3,100	(62)	–	–	–
Empirix, Inc.	09/25/2023	1,900	(33)	–	–	–
SPay, Inc.	06/17/2024	461	(12)	–	–	–
Associations, Inc.	07/30/2024	886	(9)	–	–	–
Fenergo Finance 3 Limited(3)	09/05/2024	2,635	(91)	–	–	–
Fenergo Finance 3 Limited	09/05/2024	1,785	(36)	–	–	–
iCIMS, Inc.	09/12/2024	2,822	(56)	–	–	–
MMIT Holdings, LLC	11/15/2024	3,830	(77)	–	–	–
Wrike, Inc.	12/31/2024	2,400	(48)	–	–	–

Total 1st Lien/Senior Secured Debt		90,320	(1,632)		29,936	(552)

1st Lien/Last-Out Unitranche
Intelligent Document Solutions, Inc.	02/28/2020	8,356	(251)	–	–	–

Total 1st Lien/Last-Out Unitranche		8,356	(251)		–	–

2nd Lien/Senior Secured Debt
ICP Industrial, Inc.	–	–	–	11/04/2019	5,800	(145)
RSC Acquisition, Inc.	03/05/2020	6,400	(64)	–	–	–
USRP Holdings, Inc.	03/29/2020	884	(11)	–	–	–
Chase Industries, Inc.	05/11/2020	6,400	(208)	–	–	–
Hygiena Borrower LLC	06/29/2020	874	(15)	–	–	–
Genesis Acquisition Co.	07/31/2020	2,666	(74)	–	–	–

Total 2nd Lien/Senior Secured Debt		17,224	(372)		5,800	(145)

Total		115,900	(2,255)		$35,736	$(697)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	A negative fair value was reflected as investments, at fair value in the Consolidated Statements of Financial Condition. The negative fair value is the result of the capitalized discount on the loan.
(3)	Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of December 31, 2018.

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

9.	MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds received related to capital drawdowns for the year ended December 31, 2018:

Unit Issue Date	Units Issued	Proceeds Received
February 21, 2018	335,966	$ 32,923
March 28, 2018	222,135	21,949
April 27, 2018	339,498	32,923
June 28, 2018	558,772	54,871
August 27, 2018	903,600	87,795
September 27, 2018	336,610	32,923
November 13, 2018	795,162	76,820

Total capital drawdowns	3,491,743	$ 340,204

The following table summarizes the total Units issued and proceeds received related to capital drawdowns for the year ended December 31, 2017.

Unit Issue Date	Units Issued	Proceeds Received
April 27, 2017	203,758	$ 20,013
April 28, 2017	535	53
May 26, 2017	444,153	43,897
June 29, 2017	441,837	43,897
August 21, 2017	557,806	54,872
September 28, 2017	332,027	32,923
October 30, 2017	900,334	87,794

Total capital drawdowns	2,880,450	$ 283,449

The following table summarizes the total Units issued and proceeds received related to capital drawdowns for the period from June 9, 2016 (inception) to December 31, 2016:

Unit Issue Date	Units Issued	Proceeds Received
July 14,2016	310,360	31,036
July 15, 2016	4,000	400
August 23, 2016	160,219	15,718
September 15, 2016	1,206,924	117,885
November 28, 2016	461,475	45,356

Total capital drawdowns	2,142,978	$ 210,395

Distributions

The following table reflects the distributions declared on the Company’s common Units for the year ended December 31, 2018:

Date Declared	Record Date	Payment Date	Amount Per Unit
February 21, 2018	March 30, 2018	April 25, 2018	$2.93
May 1, 2018	June 29, 2018	July 25, 2018	$2.92
August 1, 2018	September 28, 2018	October 25, 2018	$2.78
October 30, 2018	December 31, 2018	January 25, 2019	$2.99

The following table reflects the distributions declared on the Company’s common Units for the year ended December 31, 2017:

Date Declared	Record Date	Payment Date	Amount Per Unit
February 22, 2017	March 31, 2017	April 17, 2017	$2.02
May 1, 2017	June 30, 2017	July 26, 2017	$2.40
August 1, 2017	September 29, 2017	October 24, 2017	$2.42
October 31, 2017	December 29, 2017	January 23, 2018	$2.83

The following table reflects the distributions declared on the Company’s common Units for the period from June 9, 2016 (inception) to December 31, 2016:

Date Declared	Record Date	Payment Date	Amount Per Unit
December 7, 2016	December 29, 2016	January 18, 2017	$1.40

10.	EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit for the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	For The Period From June 9, 2016 (inception) to December 31, 2016
Numerator for basic and diluted earnings per unit—increase in Members’ Capital resulting from operations	$61,990	$30,866	$2,044
Denominator for basic and diluted earnings per unit—the weighted average Units outstanding	6,509,809	3,220,281	1,071,739
Basic and diluted earnings (loss) per unit	$9.52	$9.58	$1.91

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

11.	TAX INFORMATION

The tax character of distributions for the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016 were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
Distributions paid from:
Ordinary Income	$80,425	$36,250	$2,998
Net Long-Term Capital Gains	$1,814	$–	$–

Total Taxable Distributions	$82,239	$36,250	$2,998

As of December 31, 2018 and 2017, and 2016, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Undistributed Ordinary Income—net	$–	$69	$–
Undistributed Long-Term Capital Gains	$–	$–	$–

Total Undistributed Earnings	$–	$69	$–

Timing Differences (Distributable Payable, Incentive Fee, Post October Currency Loss Deferral)	$(18,414)	$(6,200)	$(334)
Unrealized Earnings (Losses)—net	$(8,081)	$1,621	$254

Total Accumulated Earnings (Losses)—net	$(26,495)	$(4,510)	$(80)

As of December 31, 2018 and 2017, and 2016, the Company’s aggregate unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Tax cost	$1,408,173	$875,302	$337,493
Gross unrealized appreciation	$4,735	$2,957	$402
Gross unrealized depreciation	$(12,816)	$(1,336)	$(148)

Net unrealized investment appreciation/(depreciation)	$(8,081)	$1,621	$254

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to net mark to market gains/(losses) on foreign currency contracts and differences in the tax treatment of underlying fund investments and material modification of debt securities.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses, and differences in the tax treatment of underlying fund investments. For the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016, the Company reclassified $1,736, $(954) and $(874), respectively, from total distributable earnings to common units.

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net increase in members’ capital resulting from operations	$61,990	$30,866	$2,044
Adjustments:
Net unrealized loss (gain)	$9,562	$(1,367)	$(254)
Income not currently taxable	$(2,406)	$–	$–
Income for tax but not book	$130	$–	$–
Expenses not currently deductible	$11,961	$6,795	$1,207
Expenses for tax but not book	$–	$–	$–
Realized gain (loss) differences	$155	$–	$–

Taxable income net of capital loss carryforward	$81,392	$36,294	$2,997
Capital loss carryforward	$–	$–	$–

Taxable income(1)	$81,392	$36,294	$2,997

(1)	Taxable income is an estimate and is not fully determined until the Company’s tax return is filed

ASC Topic 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

12.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the years ended December 31, 2018 and 2017, and for the period from June 9, 2016 (inception) to December 31, 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
Per Unit Data:(1)
NAV, beginning of period	$97.05	$97.73	$100.00
Net investment income (loss)	10.78	9.16	1.67
Net realized and unrealized gains (losses)(2)	(1.21)	(0.17)	(2.54)
Income tax provision, realized and unrealized gains	(0.17)	–	–

Net increase (decrease) in net assets resulting from operations(2)	9.40	8.99	(0.87)

Distributions declared:(3)
From net investment income	(11.26)	(9.67)	(1.40)
From capital gains	(0.36)	–	–

Total increase (decrease) in net assets	(2.22)	(0.68)	(2.27)

NAV, end of period	$94.83	$97.05	$97.73

Units outstanding, end of period	8,515,171	5,023,428	2,142,978
Weighted average units outstanding	6,509,809	3,220,281	1,071,739
Total return based on NAV(4)	9.69%	9.20%	(0.87)%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Members’ Capital, end of period	$807,461	$487,506	$209,441
Ratio of net expenses to average Members’ Capital	8.56%	7.65%	6.04%	(5)
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	2.20%	2.56%	4.92%	(5)
Ratio of interest and other debt expenses to average Members’ Capital	4.55%	3.22%	1.49%	(5)
Ratio of incentive fees to average Members’ Capital	1.81%	1.87%	–%	(5)
Ratio of total expenses to average Members’ Capital	8.56%	7.65%	6.41%	(5)
Ratio of net investment income (loss) to average Members’ Capital	11.22%	9.40%	3.78%	(5)
Average debt outstanding	$486,143	$195,699	$14,772
Average debt per unit(6)	$74.68	$60.77	$13.78
Portfolio turnover	20%	12%	–%

(1)	The per unit data was derived by using the weighted average units outstanding during the applicable period.
(2)	For the years ended December 31, 2018 and 2017, the amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.
(3)	The per unit data for distributions declared reflects the actual amount of distributions declared per unit for the applicable period.
(4)	Total return based on NAV is calculated as the change in NAV per unit during the period plus dividends declared per unit, divided by the beginning NAV per unit.
(5)	Annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.
(6)	Average debt per unit is calculated as average debt outstanding divided by the weighted average units outstanding during the applicable period.

13.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following are the quarterly results of operations for each quarter during the years ended December 31, 2018 and 2017. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Investment income	$38,462	$32,330	$27,836	$25,138
Total expenses	15,996	13,846	12,229	11,496

Net investment income (loss)	22,466	18,484	15,607	13,642

Net realized and unrealized gains (losses)	(5,453)	(2,079)	(1,873)	2,277
(Provision) benefit for taxes on realized gain/loss on investments	–	–	2	(672)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(194)	(217)	–	–

Net increase (decrease) in Members’ Capital resulting from operations	$16,819	$16,188	$13,736	$15,247

Net investment income (loss) per unit (basic and diluted)	$2.76	$2.70	$2.67	$2.63

Earnings (loss) per unit (basic and diluted)	$2.07	$2.37	$2.35	$2.94

Weighted average Units outstanding	8,143,519	6,838,195	5,842,449	5,178,886

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Investment income	$19,870	$14,928	$11,807	$6,937
Total expenses	8,696	6,513	6,221	2,602

Net investment income (loss)	11,174	8,415	5,586	4,335

Net realized and unrealized gains (losses)	677	252	(268)	695

Net increase (decrease) in Members’ Capital resulting from operations	$11,851	$8,667	$5,318	$5,030

Net investment income (loss) per unit (basic and diluted)	$2.36	$2.41	$2.26	$2.02

Earnings (loss) per unit (basic and diluted)	$2.50	$2.48	$2.15	$2.35

Weighted average Units outstanding	4,739,627	3,492,675	2,474,315	2,142,978

The sum of quarterly per Unit amounts may not equal per Unit amounts reported for the years ended December 31, 2018 and 2017. This is due to changes in the number of weighted average Units outstanding and the effects of rounding for each period.

14.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Financial Condition date have been evaluated through the date the consolidated financial statements were available to be issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On January 25, 2019, in connection with the JPM Revolving Credit Facility, SPV exercised its rights pursuant to the accordion option under the JPM Revolving Credit Facility to increase the aggregate commitments under the JPM Revolving Credit Facility by $50,000, to $515,000, effective January 25, 2019.

On February 14, 2019, the Company delivered a capital drawdown notice to its investors relating to the sale of 689,032 common Units for an aggregate offering price of approximately $65,846. The common Units were issued on February 22, 2019.

On February 20, 2019, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period January 1, 2019 through March 31, 2019, payable on or about April 26, 2019 to Unitholders of record as of March 29, 2019.

On February 22, 2019, SPV amended the JPM Revolving Credit Facility to, among other things, increase the aggregate borrowing amount by $115,000 to $630,000 on a committed basis, permit SPV to reduce the aggregate commitments (without premium or penalty) prior to September 1, 2019 by up to $25,000, waive certain unused fees otherwise owed by SPV until May 20, 2019 and revise the calculation of SPV’s borrowing base, solely for the purpose of calculating the requirement to maintain sufficient “Available Liquidity” (as defined in the Revolving Credit Facility) to fund its unfunded exposure, such that the calculation will include the net asset value of delayed draw term loan commitments and revolving commitments.

Goldman Sachs Private Middle Market Credit LLC—Tax Information (unaudited)

During the year ended December 31, 2018, Goldman Sachs Private Middle Market Credit LLC designated 96.25% of its distributions from net investment income and 100% of its distributions from short-term gains as interest-related dividends and short-term capital gain dividends pursuant to Section 871(k) of the Internal Revenue Code.

Pursuant to Section 852 of the Internal Revenue Code, Goldman Sachs Private Middle Market Credit LLC designated $1,813,790 or, if different, the maximum amount allowable, as capital gain dividends paid during the fiscal year ended December 31, 2018.

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

g. Total Remuneration

Staff remuneration for the financial period ending December 31, 2018:

Total remuneration for the financial year ending 31 December 2018 paid by the AIFM to 33 staff in respect of the management of the assets of the Company	US$4,877,317, made up of: • US$1,486,533 fixed remuneration • US$3,390,784 variable remuneration
Which includes:
(a) Remuneration paid by the AIFM to senior management	US$2,015,862
(b) Remuneration paid by the AIFM to other staff members whose actions have a material impact on the risk profile of the Company	US$2,861,455

The remuneration figures above:

1.	relate to the proportion of time spent by those staff on the management of the assets of the Company;
2.	relate to the portion of the year for which the Company was subject to the Directive; and
3.	do not include figures for those staff whose activities may impact the Company but who provide services through other affiliates of the AIFM.

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

In respect of the period ended December 31, 2018, there have been no material changes to the information listed in Article 23 of the Directive.

V. Service Provider Not Previously Disclosed

Legal Counsel

Fried, Frank, Harris, Shriver & Jacobson LLP

1 New York Plaza

New York, NY 10004

USA

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.    OTHER INFORMATION

On February 22, 2019, SPV amended the JPM Revolving Credit Facility to, among other things, increase the aggregate borrowing amount by $115 million to $630 million on a committed basis, permit SPV to reduce the aggregate commitments (without premium or penalty) prior to September 1, 2019 by up to $25 million, waive certain unused fees otherwise owed by SPV until May 20, 2019 and revise the calculation of SPV’s borrowing base, solely for the purpose of calculating the requirement to maintain sufficient “Available Liquidity” (as defined in the Revolving Credit Facility) to fund its unfunded exposure, such that the calculation will include the net asset value of delayed draw term loan commitments and revolving commitments. See Exhibit 10.7.5 to this Annual Report on Form 10-K.

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

Board of Directors and Executive Officers

The current directors were appointed to their positions in April 2016, except for Susan McGee, who was appointed to the Board of Directors in June 2018, and each director will hold office until his or her death, resignation, removal or disqualification. In addition, our Board of Directors has adopted polices which provide that (a) no director shall hold office for more than 15 years and (b) a director shall retire as of December 31st of the calendar year in which he or she reaches his or her 74th birthday, unless a waiver of such requirement has been adopted by a majority of the other directors. These policies may be changed by the directors without a Unitholder vote.

Directors

Information regarding the members of the Board of Directors is as follows:

Name and Age (1)	Term of Office	Principal Occupation(s) During Past 5 Years	Other Directorships

Independent Directors

Jaime Ardila (63)	Chairman of the Board of Directors since January 2017; Director since April 2016

Mr. Ardila is retired. He is Director, Accenture plc (2013– Present) and Ecopetrol (2016 – Present); and formerly held senior management positions with General Motors Company (an automobile manufacturer) (1984–1996 and 1998–2016), most recently as Executive Vice President, and President of General Motors’ South America region (2010–2016).

Chairman of the Board of Directors—the Company and GS BDC.

Accenture plc (a management consulting services company); Ecopetrol (an integrated oil company)

Ross J. Kari (60)	Director since April 2016

Mr. Kari is retired. Formerly, he was Executive Vice President and Chief Financial Officer, Federal Home Loan Mortgage Corporation (Freddie Mac) (2009–2013); and was a Member of the Board of Directors of KKR Financial Holdings, LLC (2007–2014).

Director—the Company and GS BDC.

None

Ann B. Lane (64)	Director since April 2016

Ms. Lane is retired. Formerly, she was Director, Dealertrack Technologies, Inc. (an automotive software solutions and services company) (2007– 2015); and Managing Director, Co–Head of Syndicated & Leveraged Finance and Head of Loan Syndications Capital Markets, JPMorgan Chase & Co. (a financial services company) (2000–2005).

Director—the Company and GS BDC.

None

Susan B. McGee (59)	Director since June 2018

Ms. McGee is retired. She formerly held senior management positions with Global Investors, Inc. (an investment management firm), including Chief Compliance Officer (2016–2018), President (1998–2018) and General Counsel (1997–2018). She was also formerly Vice President of the U.S. Global Investors Funds (2016–2018).

Director—the Company and GS BDC.

None

Interested Directors*

Katherine (“Kaysie”) Uniacke (58)	Director since April 2016

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

(1)	Each director may be contacted by writing the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

Executive Officers

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Brendan McGovern	47	Chief Executive Officer and President
Jon Yoder	45	Chief Operating Officer
Jonathan Lamm	44	Chief Financial Officer and Treasurer
Maya Teufel	46	Chief Compliance Officer
David Yu	37	Executive Vice President and Head of Research
Carmine Rossetti	40	Principal Accounting Officer
Jordan Walter	38	Executive Vice President
Michael Mastropaolo	40	Executive Vice President

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

Susan B. McGee. Ms. McGee is retired. Ms. McGee has served on the Board of Directors of the Company since June 2018. She also serves on the Board of Directors of GS BDC. Ms. McGee worked for 26 years at U.S. Global Investors, Inc., an investment management firm, until June 2018, during which time she held several senior management positions, including President, General Counsel and Chief Compliance Officer. She has also been involved in the governance of the U.S. Global Investors Funds, serving as Vice President until June 2018. In addition, Ms. McGee serves on the Board of Governors of the Investment Company Institute and as Chairperson of the Investment Company Institute Small Funds Committee. She is also a member of the Board of Directors of the San Antonio Sports Foundation, a not-for-profit organization. Based on the foregoing, Ms. McGee is experienced with financial and investment matters.

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

Jordan Walter. Mr. Walter was appointed as an executive vice president of the Company in February 2018. Mr. Walter is executive vice president of GS BDC and GS MMLC and a member of the GSAM Credit Alternatives team with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Walter joined Goldman Sachs in 2014. Prior to joining Goldman Sachs, Mr. Walter was a vice president at MCG Capital where he originated and managed middle market debt and equity investments. Prior to joining MCG Capital, Mr. Walter was in the Financial Management Program at General Electric.

Michael Mastropaolo. Mr. Mastropaolo has served as an executive vice president of the Company since January 2019. Mr. Mastropaolo is also an executive vice president of GS BDC and MMLC and a member of the GSAM Credit Alternatives team with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Mastropaolo joined the firm in 2016. Prior to joining the firm, Mr. Mastropaolo was a Director at Golub Capital where he originated and managed middle market debt and equity investments. Mr. Mastropaolo has been investing in middle market credit for his entire career which started at General Electric in the Investment Analyst training program at GE Capital.

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

The Audit Committee held six formal meetings in 2018.

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

The Governance and Nominating Committee held four formal meetings in 2018.

Compliance Committee

The members of the Compliance Committee are Mr. Ardila, Mr. Kari and Ms. Lane, each of whom is an Independent Director. Mr. Ardila serves as Chair of the Compliance Committee. The Compliance Committee is responsible for overseeing our compliance processes, and insofar as they relate to services provided to the Company, the compliance processes of our Investment Adviser, the Placement Agents, the Administrator and the transfer agent, except that compliance processes relating to the accounting and financial reporting processes and certain related matters are overseen by the Audit Committee. In addition, the Compliance Committee provides assistance to the full Board of Directors with respect to compliance matters.

The Compliance Committee held six formal meetings in 2018.

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

The Contract Review Committee had one formal meeting in 2018.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, our directors and executive officers and any persons holding more than 10% of our Units are required to report their beneficial ownership and any changes therein to the SEC and to us. Specific due dates for those reports have been established, and we are required to report any failure to file such reports by those due dates. Based on our review of filings with the SEC and written representations furnished to us during 2018, the directors, executive officers and 10% beneficial owners filed all such reports within the specified time period.

Code of Ethics

We have a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is discussed under “Business—Code of Ethics” and a copy of our Code of Ethics is incorporated by reference as an exhibit to this Annual Report on Form 10-K.

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

Compensation of Directors

For the fiscal year ended December 31, 2018, each Independent Director was compensated with an $80,000 annual fee for his or her services as a director. In addition, the Chair earned an annual fee of $24,000 and the director designated as “audit committee financial expert” received an additional $8,000 for their additional services in such capacities. The Independent Directors are also reimbursed for travel and other expenses incurred in connection with attending meetings.

In addition, we purchase liability insurance on behalf of our directors. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry.

	Total Compensation From the Company for Fiscal Year 2018(5)	Total Compensation From the Goldman Sachs Fund Complex for Fiscal Year 2018

Interested Director
Kaysie Uniacke (1)	–	–

Independent Directors
Jaime Ardila(2)	$104,000	$240,000
Ross Kari (3)	$88,000	200,000
Ann B. Lane	$80,000	$180,000
Susan B. McGee	$46,667	$105,000
Janet Clark(4)	$26,667	$60,000

(1)	Kaysie Uniacke is an interested director and, as such, does not receive compensation from the Company or the Goldman Sachs Fund Complex for her service as director or trustee.

(2)	Includes compensation as Chair of the Board.

(3)	Includes compensation as audit committee financial expert.

(4)	Ms. Clark retired from the Board on May 1, 2018.

(5)	The Company does not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from the Company.

No Compensation will be paid to directors who are “interested persons,” as that term is defined in the Investment Company Act.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 28, 2019, certain ownership information with respect to our Units for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding Units and all executive officers and directors, on an individual and group basis. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power over such Units.

Name and Address (1)	Type of Ownership	Number of Units Owned	Percentage
Interested Director
Kaysie Uniacke	Record/Beneficial	210	*

Independent Directors
Jaime Ardila	Record/Beneficial	419	*
Ross Kari	Record/Beneficial	1,677	*
Ann B. Lane	Record/Beneficial	1,258	*
Susan B. McGee	Record/Beneficial	–	*

Executive Officers
Brendan McGovern	Record/Beneficial	839	*
Jon Yoder	Record/Beneficial	419	*
Jonathan Lamm	Record/Beneficial	210	*
Maya Teufel	–	–	–
David Yu	Record/Beneficial	210	*
Carmine Rossetti	–	–	–
Jordan Walter	Record/Beneficial	–	*
Michael Mastropaolo	Record/Beneficial	–	*
All officers and directors as a group (13 persons)	Record/Beneficial	5,242	*

*	Amount rounds to less than 1%.

(1)	The business address for each of our officers and directors is c/o Goldman Sachs Private Middle Market Credit LLC, 200 West Street New York, New York 10282.

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

For the year ended December 31, 2018, we paid GSAM a total of $8.37 million in fees pursuant to the Investment Advisory Agreement.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2018 and 2017 were $342,000 and $300,000, respectively.

Fees included in the audit fees category are those associated with the annual audits of financial statements, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by PricewaterhouseCoopers LLP for the years ended December 31, 2018 and 2017.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2018 and 2017 were $1,133,433 and $1,133,433, respectively. These amounts represent fees PricewaterhouseCoopers LLP billed to GSAM for services related to the SSAE 18 report.

Tax Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for services rendered to the Company for tax compliance, tax advice and tax planning for the years ended December 31, 2018 and 2017 were $58,000 and $10,000, respectively.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2018 and 2017.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees,” and “Tax Fees” above, for the years ended December 31, 2018 and 2017.

Other than services reported under “Audit-Related Fees,” no other fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2018 and 2017.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Company’s investment adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the years ended December 31, 2018 and 2017. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

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

10.2.1

Second Amendment, dated as of July 16, 2018, between the Company, as Borrower, and Bank of America, N.A., as the Administrative Agent, Lead Arranger. Letter of Credit Issuer and a Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55660), filed on July 16, 2018).

10.2.2

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

10.7.1

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

EXHIBIT NO.	EXHIBIT

10.7.2

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

10.7.3*

Letter Agreement, dated as of November  13, 2018, among Goldman Sachs Private Middle Market Credit SPV LLC, as borrower, Goldman Sachs Private Middle Market Credit LLC, the lenders party thereto, State Street Bank and Trust Company, as collateral agent, collateral administrator and securities intermediary and JPMorgan Chase Bank, National Association, as administrative agent.

10.7.4

Letter Agreement, dated as of January 25, 2019, among Goldman Sachs Private Middle Market Credit SPV LLC, as borrower, Goldman Sachs Private Middle Market Credit LLC, State Street Bank and Trust Company, as collateral agent, collateral administrator and securities intermediary and JPMorgan Chase Bank, National Association, as administrative agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55660), filed on January 30, 2019).

10.7.5*

Commitment Increase Request and Amendment, dated as of February 22, 2019, among Goldman Sachs Private Middle Market Credit SPV LLC, as borrower, Goldman Sachs Private Middle Market Credit LLC, as portfolio manager, State Street Bank and Trust Company, in its capacities as collateral agent, collateral administrator, securities intermediary and bank, and JPMorgan Chase Bank, National Association, as administrative agent.

14.1	Code of Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 000-55660), filed on February 23, 2017.

14.2	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K (File No. 000-55660), filed on February 23, 2017.

21.1*	Subsidiaries of Goldman Sachs Private Middle Market Credit LLC.

24.1*	Power of attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2019	GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

/s/ Brendan McGovern
Name: Brendan McGovern
Title: Chief Executive Officer and President

Each person whose signature appears below constitutes and appoints Brendan McGovern, Jonathan Lamm and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2018, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2019.

Signature	Title

/s/ Brendan McGovern Brendan McGovern	Chief Executive Officer and President (Principal Executive Officer)

/s/ Jonathan Lamm Jonathan Lamm	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Carmine Rossetti Carmine Rossetti	Principal Accounting Officer

/s/ Jaime Ardila Jaime Ardila	Chairman of the Board of Directors

/s/ Ann B. Lane Ann B. Lane	Director

/s/ Katherine Uniacke Katherine Uniacke	Director

/s/ Ross J. Kari Ross J. Kari	Director

/s/ Susan B. McGee Susan B. McGee	Director