Form 10-Q
period 2019-03-31
Goldman Sachs Private Middle Market Credit LLC
filed 2019-05-09
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act: None

The number of the registrant’s limited liability company common units outstanding as of May 9, 2019 was 9,894,349.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ, from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•	currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	March 31, 2019 (unaudited)	December 31, 2018
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,452,265 and $1,369,835, respectively)	$1,431,149	$1,359,919
Non-controlled affiliated investments (cost of $38,222 and $38,199, respectively)	39,907	39,442
Investments in affiliated money market fund (cost of $11,501 and $0, respectively)	11,501	–
Cash	29,944	25,548
Receivable for investments sold	88	70
Receivable for common units sold	3,701	–
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	8,216	7,127
Deferred financing costs	4,404	3,991
Unrealized appreciation on foreign currency forward contracts	199	105
Other assets	186	307

Total assets	$1,529,295	$1,436,509

Liabilities

Debt	$566,290	$574,462
Interest and other debt expenses payable	7,623	6,577
Management fees payable	3,221	2,910
Incentive fees payable	19,577	17,180
Distribution payable	24,442	25,500
Directors’ fees payable	90	–
Accrued expenses and other liabilities	2,727	2,419

Total liabilities	$623,970	$629,048

Commitments and Contingencies (Note 8)

Members’ Capital

Preferred units (0 units issued and outstanding)	$–	$–
Common units (9,660,149 and 8,515,171 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	943,699	833,956
Distributable earnings	(38,374)	(26,495)

TOTAL MEMBERS’ CAPITAL	$905,325	$807,461

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,529,295	$1,436,509

Net asset value per unit	$93.72	$94.83

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$36,443	$24,770
Other income	483	326

Total investment income from non-controlled/non-affiliated investments	36,926	25,096
From non-controlled affiliated investments:
Interest income	705	3
Dividend income	88	39
Other income	7	–

Total investment income from non-controlled affiliated investments	800	42

Total investment income	$37,726	$25,138

Expenses:
Interest and other debt expenses	$9,180	$5,869
Management fees	3,221	1,937
Incentive fees	2,397	2,743
Professional fees	317	512
Administration, custodian and transfer agent fees	299	211
Directors’ fees	90	80
Other expenses	110	144

Total expenses	$15,614	$11,496

NET INVESTMENT INCOME	$22,112	$13,642

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(2)	$2,317
Foreign currency forward contracts	10	–
Foreign currency transactions	1	–
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(11,200)	94
Non-controlled affiliated investments	442	(134)
Foreign currency forward contracts	94	–
Foreign currency translations	1,217	–

Net realized and unrealized gains (losses)	$(9,438)	$2,277

(Provision) benefit for taxes on realized gain/loss on investments	$–	$(672)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(111)	–

NET INCREASE (DECREASE) IN MEMBERS’ CAPITAL RESULTING FROM OPERATIONS	$12,563	$15,247

Net investment income per unit (basic and diluted)	$2.51	$2.63
Earnings (loss) per unit (basic and diluted)	$1.42	$2.94
Weighted average units outstanding	8,826,360	5,178,886

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Increase (decrease) in Members’ Capital resulting from operations:
Net investment income	$22,112	$13,642
Net realized gain (loss) on investments	9	2,317
Net change in unrealized appreciation (depreciation) on investments	(9,447)	(40)
(Provision) benefit for taxes on realized gain/loss on investments	–	(672)
(Provision) benefit for unrealized appreciation/depreciation on investments	(111)	–

Net increase (decrease) in Members’ Capital resulting from operations	$12,563	$15,247

Distributions to Unitholders from:
Distributable earnings	$(24,442)	$(16,355)

Total distributions to Unitholders	$(24,442)	$(16,355)

Capital transactions:
Issuance of units (1,144,978 and 558,101 units, respectively)	$109,743	$54,872

Net increase in Members’ Capital resulting from capital transactions	$109,743	$54,872

TOTAL INCREASE (DECREASE) IN MEMBERS’ CAPITAL	$97,864	$53,764

Members’ Capital at beginning of period	$807,461	$487,506

Members’ Capital at end of period	$905,325	$541,270

Distribution declared per unit	$2.53	$2.93

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations:	$12,563	$15,247
Adjustments to reconcile net increase (decrease) in Members’ Capital resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(135,632)	(139,782)
Payment-in-kind capitalized	(306)	–
Investments in affiliated money market fund, net	(11,501)	(17,102)
Proceeds from sales of investments and principal repayments	55,213	52,499
Net realized (gain) loss on investments	2	(2,317)
Net change in unrealized (appreciation) depreciation on investments	10,758	40
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(82)	–
Amortization of premium and accretion of discount, net	(1,732)	(1,479)
Amortization of deferred financing costs	469	517
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(18)	–
(Increase) decrease in receivable for common units sold	(3,701)	(1,127)
(Increase) decrease in interest and dividends receivable	(1,089)	171
(Increase) decrease in other assets	121	(151)
Increase (decrease) in interest and other debt expenses payable	1,006	1,667
Increase (decrease) in management fees payable	311	262
Increase (decrease) in incentive fees payable	2,397	2,743
Increase (decrease) in investments purchased payable	–	134
Increase (decrease) in directors’ fees payable	90	79
Increase (decrease) in accrued expenses and other liabilities	308	1,125

Net cash provided by (used for) operating activities	$(70,823)	$(87,474)

Cash flows from financing activities:
Proceeds from issuance of common units	$109,743	$54,872
Distributions paid	(25,500)	(14,194)
Financing costs paid	(840)	–
Borrowings on debt	104,828	85,500
Repayments of debt	(113,000)	(34,000)

Net cash provided by (used for) financing activities	$75,231	$92,178

Net increase (decrease) in cash	4,408	4,704
Effect of foreign exchange rate changes on cash and cash equivalents	(12)	–
Cash, beginning of period	25,548	8,220

Cash, end of period	$29,944	$12,924

Supplemental and non-cash financing activities
Interest expense paid	$7,533	$3,460
Accrued but unpaid deferred financing and debt issuance costs	$109	$774
Accrued but unpaid distributions	$24,442	$16,355

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2019

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

Investments at Fair Value – 162.49% #

Corporate Debt – 159.68%

1st Lien/Senior Secured Debt – 91.74%
Accuity Delivery Systems, LLC^ (1) (2) (3)	Health Care Providers & Services	9.61%	L + 7.00%; 1.00% Floor	06/13/2023	$15,350	$14,948	$15,043
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	9.80%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	17,943	17,741	17,764
Associations, Inc.(1) (2) (3) (4)	Real Estate Management & Development	9.75%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	4,450	2,114	2,119
Associations, Inc.(1) (2) (3) (4) (5)	Real Estate Management & Development		L + 4.00%; 1.00% Floor	07/30/2024	886	(10)	(9)
Brillio, LLC(1) (2)	IT Services	7.23%	L + 4.75%; 1.00% Floor	02/06/2025	6,990	6,921	6,920
Brillio, LLC(1) (2) (4) (5)	IT Services		L + 4.75%; 1.00% Floor	02/06/2025	2,330	(23)	(23)
Bullhorn, Inc.(1) (2) (3)	Internet Software & Services	9.40%	L + 6.75%; 1.00% Floor	11/21/2022	18,191	18,046	18,054
Bullhorn, Inc.(1) (2) (3)	Internet Software & Services	9.40%	L + 6.75%; 1.00% Floor	11/21/2022	4,813	4,775	4,777
Bullhorn, Inc.(1) (2) (3)	Internet Software & Services	9.39%	L + 6.75%; 1.00% Floor	11/21/2022	952	938	945
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology	10.18%	L + 7.50%; 1.00% Floor	05/15/2023	31,875	31,328	31,237
Businessolver.com, Inc.(1) (2) (3) (4)	Health Care Technology	10.18%	L + 7.50%; 1.00% Floor	05/15/2023	4,781	1,776	1,737
Businessolver.com, Inc.(1) (2) (3) (4)	Health Care Technology	10.41%	L + 7.50%; 1.00% Floor	05/15/2023	3,984	731	717
Collaborative Imaging, LLC^^^ (1) (2) (3)	Health Care Providers & Services	9.25%	L + 6.50%; 1.00% Floor	03/28/2025	13,400	13,221	13,132
Continuum Managed Services LLC(1) (2) (3)	IT Services	8.50%	L + 6.00%; 1.00% Floor	06/08/2023	31,293	30,642	30,823
Continuum Managed Services LLC(1) (2) (3)	IT Services	8.50%	L + 6.00%; 1.00% Floor	06/08/2023	9,037	8,867	8,902
Continuum Managed Services LLC(1) (2) (3)	IT Services	8.50%	L + 6.00%; 1.00% Floor	06/08/2023	2,651	2,600	2,612
Continuum Managed Services LLC(1) (2) (3) (4) (5)	IT Services		L + 6.00%; 1.00% Floor	06/08/2022	3,280	(58)	(49)
Dade Paper & Bag, LLC(1) (2) (3)	Distributors	10.00%	L + 7.50%; 1.00% Floor	06/10/2024	16,113	15,855	15,912
Dade Paper & Bag, LLC(1) (2) (3)	Distributors	9.50%	L + 7.00%; 1.00% Floor	06/10/2024	2,055	2,038	1,983
Datacor Holdings, Inc.(2) (3)	Chemicals	9.50%		08/12/2022	13,830	13,654	13,657
Datto, Inc.(1) (2) (3)	IT Services	10.49%	L + 8.00%; 1.00% Floor	12/07/2022	55,556	54,705	55,556
Datto, Inc.(1) (2) (3) (4) (5)	IT Services		L + 8.00%; 1.00% Floor	12/07/2022	3,739	(55)	—
DDS USA Holding, Inc.(1) (2) (3)	Health Care Equipment & Supplies	8.35%	L + 5.75%; 1.00% Floor	06/30/2022	5,966	5,939	5,922
DDS USA Holding, Inc.(1) (2) (3)	Health Care Equipment & Supplies	8.35%	L + 5.75%; 1.00% Floor	06/30/2022	5,774	5,748	5,731
DDS USA Holding, Inc.(1) (2) (3) (4) (5)	Health Care Equipment & Supplies		L + 5.75%; 1.00% Floor	06/30/2022	1,625	(7)	(12)
Diligent Corporation(1) (2) (3)	Professional Services	8.31%	L + 5.50%; 1.00% Floor	04/14/2022	€24,386	27,903	27,013
Diligent Corporation(1) (2) (3)	Professional Services	8.35%	L + 5.50%; 1.00% Floor	04/14/2022	2,246	2,220	2,218
Diligent Corporation(1) (2) (3) (4)	Professional Services	8.23%	L + 5.50%; 1.00% Floor	04/14/2022	1,900	1,633	1,648
Diligent Corporation(1) (2) (3)	Professional Services	8.19%	L + 5.50%; 1.00% Floor	04/14/2022	772	763	763
Diligent Corporation(1) (2) (3)	Professional Services	8.35%	L + 5.50%; 1.00% Floor	04/14/2022	374	369	369
Diligent Corporation(1) (2) (3) (4) (5)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	12,244	(141)	(153)
DiscoverOrg, LLC(1) (2)	Software	7.24%	L + 4.50%	02/02/2026	25,100	24,852	24,723
DocuTAP, Inc.(1) (4)	Health Care Technology		L + 5.50%; 1.00% Floor	05/09/2025	48,500	—	—
DocuTAP, Inc.(1) (4)	Health Care Technology		L + 5.50%; 1.00% Floor	05/09/2025	7,500	—	—
Empirix, Inc.(1) (2) (3)	Diversified Telecommunication Services	8.86%	L + 6.25%; 1.00% Floor	09/25/2024	33,618	33,070	33,030
Empirix, Inc.(1) (2) (3) (4) (5)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,900	(30)	(33)
Fenergo Finance 3 Limited(1) (2) (3) (6)	Diversified Financial Services	9.13%	L + 6.25%; 1.00% Floor	09/05/2024	€26,900	30,761	29,572
Fenergo Finance 3 Limited(1) (2) (3) (4) (5) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,785	(28)	(36)
Fenergo Finance 3 Limited(1) (2) (3) (4) (5) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€2,300	(43)	(145)
FWR Holding Corporation(2)	Hotels, Restaurants & Leisure	8.00%	L + 5.50%; 1.00% Floor	08/21/2023	13,466	13,204	13,331
FWR Holding Corporation(2)	Hotels, Restaurants & Leisure	8.00%	L + 5.50%; 1.00% Floor	08/21/2023	2,690	2,639	2,663
FWR Holding Corporation(2)	Hotels, Restaurants & Leisure	8.00%	L + 5.50%; 1.00% Floor	08/21/2023	1,701	1,669	1,684

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2019 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
FWR Holding Corporation(2) (4)	Hotels, Restaurants & Leisure	8.00%	L + 5.50%; 1.00% Floor	08/21/2023	$1,764	$408	$423
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services	7.99%	L + 5.50%; 1.00% Floor	09/04/2024	15,300	15,017	14,994
Gastro Health Holdco, LLC(1) (2) (3) (4) (5)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	09/04/2023	3,100	(55)	(62)
Gastro Health Holdco, LLC(1) (2) (3) (4) (5)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	09/04/2024	7,700	(87)	(154)
Granicus, Inc.(1) (2)	Software	7.35%	L + 4.75%; 1.00% Floor	09/07/2022	13,066	12,939	12,936
Hygiena Borrower LLC(2)	Life Sciences Tools & Services	6.60%	L + 4.00%; 1.00% Floor	08/26/2022	5,673	5,602	5,560
Hygiena Borrower LLC(2) (4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	580	(7)	(12)
Hygiena Borrower LLC(2) (4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	863	(5)	(17)
iCIMS, Inc.(1) (2) (3)	Software	8.99%	L + 6.50%; 1.00% Floor	09/12/2024	45,158	44,319	44,255
iCIMS, Inc.(1) (2) (3) (4) (5)	Software		L + 6.50%; 1.00% Floor	09/12/2024	2,822	(51)	(56)
Integral Ad Science, Inc.(1) (2) (3)	Media	9.75%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	35,949	35,302	35,230
Integral Ad Science, Inc.(1) (2) (3) (4) (5)	Media		L + 6.00%; 1.00% Floor	07/19/2023	2,741	(47)	(55)
Internet Truckstop Group, LLC(1) (2) (4)	Transportation Infrastructure		L + 5.50%; 1.00% Floor	04/02/2025	34,500	—	—
Internet Truckstop Group, LLC(1) (2) (4)	Transportation Infrastructure		L + 5.50%; 1.00% Floor	04/02/2025	2,800	—	—
Lithium Technologies, Inc.(1) (2) (3)	Internet Software & Services	10.49%	L + 8.00%; 1.00% Floor	10/03/2022	58,727	57,626	57,552
Lithium Technologies, Inc.(1) (2) (3) (4) (5)	Internet Software & Services		L + 8.00%; 1.00% Floor	10/03/2022	4,046	(71)	(81)
Mailgun Technologies, Inc.(1) (2)	Internet Software & Services	8.61%	L + 6.00%; 1.00% Floor	03/26/2025	20,380	19,973	19,972
Mailgun Technologies, Inc.(1) (2) (4) (5)	Internet Software & Services		L + 6.00%; 1.00% Floor	03/26/2025	2,370	(47)	(47)
Midwest Transport, Inc.(1) (2) (3)	Road & Rail	9.65%	L + 7.00%; 1.00% Floor	10/02/2023	18,720	18,548	18,533
MMIT Holdings, LLC(1) (2) (3)	Health Care Technology	8.00%	L + 5.50%; 1.00% Floor	11/15/2024	24,838	24,359	24,341
MMIT Holdings, LLC(1) (2) (3) (4) (5)	Health Care Technology		L + 5.50%; 1.00% Floor	11/15/2024	4,788	(91)	(96)
Netvoyage Corporation(1) (2) (3)	Software	11.50%	L + 9.00%; 1.00% Floor	03/24/2024	13,694	13,510	13,454
Netvoyage Corporation(1) (2) (3) (4) (5)	Software		L + 9.00%; 1.00% Floor	03/24/2022	1,044	(13)	(18)
Pathway Vet Alliance LLC(1) (2)	Health Care Providers & Services	7.00%	L + 4.50%	12/20/2024	7,431	7,358	7,357
Pathway Vet Alliance LLC(1) (2) (4)	Health Care Providers & Services	7.00%	L + 4.50%	12/21/2024	2,621	220	222
Picture Head Midco LLC(1) (2) (3)	Media	9.25%	L + 6.75%; 1.00% Floor	08/31/2023	34,930	34,298	34,319
Picture Head Midco LLC(1) (2) (3) (4)	Media	9.25%	L + 6.75%; 1.00% Floor	08/31/2023	3,840	1,081	1,085
Power Stop, LLC(1) (2)	Auto Components	7.35%	L + 4.75%	10/19/2025	11,471	11,444	11,356
SF Home Décor, LLC(1) (2) (3)	Household Products	12.11%	L + 9.50%; 1.00% Floor	07/13/2022	29,230	28,596	28,426
Shopatron, LLC(1)	Internet Catalog & Retail	11.61%	L + 9.00%; 1.00% Floor	12/18/2020	6,683	6,556	6,550
SPay, Inc.(1) (2) (3)	Internet Software & Services	8.24%	L + 5.75%; 1.00% Floor	06/17/2024	15,548	15,271	15,003
SPay, Inc.(1) (2) (3) (4)	Internet Software & Services	8.38%	L + 5.75%; 1.00% Floor	06/17/2024	1,730	661	631
SPay, Inc.(1) (2) (3) (4)	Internet Software & Services	8.55%	L + 5.75%; 1.00% Floor	06/17/2024	8,630	500	273
VRC Companies, LLC(2) (3)	Commercial Services & Supplies	9.00%	L + 6.50%; 1.00% Floor	03/31/2023	8,353	8,279	8,270
VRC Companies, LLC(2) (3) (4)	Commercial Services & Supplies	9.00%	L + 6.50%; 1.00% Floor	03/31/2023	2,323	658	658
VRC Companies, LLC(2) (3) (4)	Commercial Services & Supplies	9.31%	L + 6.50%; 1.00% Floor	03/31/2022	264	165	165
Wine.com, LLC(1) (2) (3)	Beverages	9.86%	L + 7.00%; 1.00% Floor	11/14/2024	9,600	9,417	9,408
Wrike, Inc.(1) (2) (3)	Professional Services	9.25%	L + 6.75%; 1.00% Floor	12/31/2024	24,433	23,960	23,944
Wrike, Inc.(1) (2) (3) (4) (5)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	2,400	(46)	(48)
Xactly Corporation(1) (2) (3)	Internet Software & Services	9.75%	L + 7.25%; 1.00% Floor	07/29/2022	34,390	33,885	33,874
Xactly Corporation(1) (2) (3) (4) (5)	Internet Software & Services		L + 7.25%; 1.00% Floor	07/29/2022	2,554	(35)	(38)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2019 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Yasso, Inc.(1) (2) (3)	Food Products	10.25%	L + 7.75%; 1.00% Floor	03/23/2022	$12,901	$12,733	$12,353

Total 1st Lien/Senior Secured Debt						833,405	830,557

1st Lien/Last-Out Unitranche (7) – 18.46%
Intelligent Document Solutions, Inc.(1) (2) (3)	Diversified Financial Services	8.60%	L + 6.00%; 1.00% Floor	02/28/2024	30,800	29,940	29,876
Intelligent Document Solutions, Inc.(1) (2) (3) (4)	Diversified Financial Services	8.61%	L + 6.00%; 1.00% Floor	02/28/2024	21,100	16,346	16,289
RugsUSA, LLC(1) (2) (3)	Household Products	8.61%	L + 6.00%; 1.00% Floor	04/30/2023	8,830	8,755	8,742
Smarsh, Inc.(1) (2) (3)	Software	10.38%	L + 7.88%; 1.00% Floor	03/31/2021	56,498	55,820	55,933
Vantage Mobility International, LLC(2) (3)	Health Care Equipment & Supplies	10.26%	L + 7.75%; 1.00% Floor	09/09/2021	25,111	24,833	21,972
You Fit, LLC(2) (3)	Diversified Consumer Services	9.35%	L + 6.75%; 1.00% Floor	01/04/2022	34,500	33,811	34,328

Total 1st Lien/Last-Out Unitranche						169,505	167,140

2nd Lien/Senior Secured Debt – 49.00%
American Dental Partners, Inc.(1) (2) (3)	Health Care Providers & Services	11.10%	L + 8.50%; 1.00% Floor	09/25/2023	9,180	9,007	8,996
Chase Industries, Inc.(1) (2) (3)	Building Products	10.69%	L + 8.00%; 1.00% Floor	05/11/2026	25,700	24,987	24,865
Chase Industries, Inc.(1) (2) (3) (4) (5)	Building Products		L + 8.00%; 1.00% Floor	05/11/2026	6,400	(172)	(208)
Country Fresh Holdings, LLC(1) (2) (3) (8)	Food Products		L + 8.75%; 1.00% Floor	10/02/2023	13,800	13,573	1,380
DiscoverOrg, LLC(1) (2)	Software	11.24%	L + 8.50%	02/01/2027	15,400	15,171	15,362
DuBois Chemicals, Inc.(1) (2)	Chemicals	10.50%	L + 8.00%; 1.00% Floor	03/15/2025	25,330	24,913	24,570
ERC Finance, LLC(1) (2) (3)	Health Care Providers & Services	10.72%	L + 8.22%; 1.00% Floor	09/22/2025	29,800	29,220	29,204
Genesis Acquisition Co.(1) (2) (3)	Diversified Financial Services	10.24%	L + 7.50%	07/31/2025	10,500	10,255	10,211
Genesis Acquisition Co.(1) (2) (3) (4) (5)	Diversified Financial Services		L + 7.50%	07/31/2025	2,700	(31)	(74)
Hygiena Borrower LLC(2) (3)	Life Sciences Tools & Services	10.35%	L + 7.75%; 1.00% Floor	08/26/2023	2,810	2,760	2,761
Hygiena Borrower LLC(2) (3) (4)	Life Sciences Tools & Services	10.35%	L + 7.75%; 1.00% Floor	08/26/2023	1,030	137	129
ICP Industrial, Inc.(1) (2) (3)	Chemicals	10.74%	L + 8.25%; 1.00% Floor	05/03/2024	30,700	30,061	30,086
Intelligent Medical Objects, Inc.(1) (2) (3)	Health Care Technology	11.30%	L + 8.50%; 1.00% Floor	12/22/2024	23,100	22,585	22,522
Market Track, LLC(1) (2) (3)	Internet Catalog & Retail	10.49%	L + 7.75%; 1.00% Floor	06/05/2025	32,800	31,977	31,160
National Spine and Pain Centers, LLC(1) (2) (3)	Health Care Providers & Services	10.75%	L + 8.25%; 1.00% Floor	12/02/2024	28,500	27,797	27,787
Odyssey Logistics & Technology Corporation(1) (2)	Road & Rail	10.50%	L + 8.00%; 1.00% Floor	10/12/2025	28,152	27,591	27,495
Recipe Acquisition Corp.(2) (3)	Food Products	10.60%	L + 8.00%; 1.00% Floor	12/01/2022	20,000	19,749	19,750
RSC Acquisition, Inc.(1) (2) (3)	Insurance	10.50%	L + 8.00%; 1.00% Floor	11/30/2023	12,900	12,790	12,771
RSC Acquisition, Inc.(1) (2) (3)	Insurance	10.50%	L + 8.00%; 1.00% Floor	11/30/2023	8,310	8,236	8,227
RSC Acquisition, Inc.(1) (2) (3)	Insurance	10.68%	L + 8.00%; 1.00% Floor	11/30/2023	7,200	7,059	7,128
RSC Acquisition, Inc.(1) (2) (3) (4) (5)	Insurance		L + 8.00%; 1.00% Floor	11/30/2023	6,400	(52)	(64)
SMB Shipping Logistics, LLC(1) (2) (3)	Air Freight & Logistics	10.86%	L + 8.00%; 1.00% Floor	02/03/2025	33,333	32,836	32,667
Spectrum Plastics Group, Inc.(1) (2)	Containers & Packaging	9.50%	L + 7.00%; 1.00% Floor	01/31/2026	9,975	9,931	9,539
USRP Holdings, Inc.(1) (2) (3)	Insurance	11.35%	L + 8.75%; 1.00% Floor	09/29/2025	10,300	10,183	10,171
USRP Holdings, Inc.(1) (2) (3) (4)	Insurance	11.36%	L + 8.75%; 1.00% Floor	09/29/2025	2,600	1,688	1,684
Viant Medical Holdings, Inc.(1) (2)	Health Care Equipment & Supplies	10.35%	L + 7.75%	07/02/2026	12,470	12,353	12,470
Xcellence, Inc.(1) (2) (3)	IT Services	11.24%	L + 8.75%; 1.00% Floor	06/22/2024	19,600	19,173	19,257
YI, LLC(1) (2) (3)	Health Care Equipment & Supplies	10.35%	L + 7.75%; 1.00% Floor	11/07/2025	23,000	22,395	22,367
Zep Inc.(1) (2)	Chemicals	10.85%	L + 8.25%; 1.00% Floor	08/11/2025	35,700	34,930	31,416

Total 2nd Lien/Senior Secured Debt						461,102	443,629

Unsecured Debt – 0.48%
Recipe Acquisition Corp.(3)	Food Products	13.25% PIK		12/21/2022	4,361	4,312	4,295

Total Unsecured Debt						4,312	4,295

Total Corporate Debt						1,468,324	1,445,621

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2019 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value
Preferred Stock – 1.41%
Accuity Delivery Systems, LLC^ (1) (3) (9) (10)	Health Care Providers & Services		145,695	$4,800	$6,240
Datacor Holdings, Inc.(3) (6) (9) (10)	Chemicals	7.00% PIK	1,000,000	1,000	1,460
Recipe Acquisition Corp.(3) (9) (10)	Food Products	11.00% PIK	1,600	1,496	2,113
Wine.com, LLC(1) (3) (9) (10)	Beverages		337,425	2,900	2,986

Total Preferred Stock				10,196	12,799

Common Stock – 1.38%
Collaborative Imaging Holdco, LLC – Class B^^^ (1) (3) (9)	Health Care Providers & Services		12,370	1,667	1,879
Collaborative Imaging Holdco, LLC – Class C^^^ (1) (3) (6) (9) (10)	Health Care Providers & Services		11,675	232	259
Continuum Managed Services LLC – Class A(1) (3) (9) (10)	IT Services		1,079	1,079	1,268
Continuum Managed Services LLC – Class B(1) (3) (9) (10)	IT Services		731,623	11	1,244
Elah Holdings, Inc.^ (1) (3) (9) (10)	Capital Markets		69,386	3,354	3,354
National Spine and Pain Centers, LLC(1) (3) (9) (10)	Health Care Providers & Services		900	900	418
Wrike, Inc.(1) (3) (9) (10)	Professional Services		524,730	3,260	3,773
Yasso, Inc.(1) (3) (9) (10)	Food Products		1,360	1,360	303

Total Common Stock				11,863	12,498

Portfolio Company	Industry		Units	Cost	Fair Value

Warrants – 0.02%
Recipe Acquisition Corp.(3) (9)	Food Products		44	$104	$138

Total Warrants				104	138

		Yield	Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund – 1.27% #
Goldman Sachs Financial Square Government Fund – Institutional Shares^^^		2.35%(11)	11,500,702	$11,501	$11,501

Total Investments in Affiliated Money Market Fund				11,501	11,501

TOTAL INVESTMENTS – 163.76%				$1,501,988	$1,482,557

LIABILITIES IN EXCESS OF OTHER ASSETS – (63.76%)					$(577,232)

NET ASSETS – 100.00%					$905,325

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2019 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(+)

The Consolidated Schedule of Investments discloses the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of March 31, 2019, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.71%, 2.66%, 2.60%, 2.56%, 2.49% and 2.42%, respectively. As of March 31, 2019, P was 5.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2019.

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

(2)	All, or a portion of, the assets are pledged as collateral for the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPMRevolving Credit Facility”). See Note 6 “Debt”.
(3)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
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

(6)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2019 the aggregate fair value of these securities is $31,110 or 2.03% of the Company’s total assets.

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

(8)	The investment is on non-accrual status as of March 31, 2019.
(9)

Securities exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2019, the aggregate fair value of these securities is $25,435 or 2.81% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC – Preferred Stock	06/13/2018
Collaborative Imaging Holdco, LLC – Class B – Common Stock	03/30/2018
Collaborative Imaging Holdco, LLC – Class C – Common Stock	03/30/2018
Continuum Managed Services LLC – Class A – Common Stock	06/08/2017
Continuum Managed Services LLC – Class B – Common Stock	06/08/2017
Datacor Holdings, Inc. – Preferred Stock	08/12/2016
Elah Holdings, Inc. – Common Stock	05/09/2018
National Spine and Pain Centers, LLC – Common Stock	06/02/2017
Recipe Acquisition Corp. – Preferred Stock	12/22/2016
Recipe Acquisition Corp. – Warrants	12/22/2016
Wine.com, LLC – Preferred Stock	11/14/2018
Wrike, Inc. – Common Stock	12/31/2018
Yasso, Inc. – Common Stock	03/23/2017

(10)	Non-income producing security.
(11)	The rate shown is the annualized seven-day yield as of March 31, 2019.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 420	EUR 356	04/03/2019	$21
Bank of America, N.A.	USD 357	EUR 301	05/06/2019	18
Bank of America, N.A.	USD 447	EUR 375	07/03/2019	22
Bank of America, N.A.	USD 360	EUR 301	08/05/2019	18
Bank of America, N.A.	USD 472	EUR 394	10/04/2019	24
Bank of America, N.A.	USD 378	EUR 314	11/05/2019	20
Bank of America, N.A.	USD 472	EUR 390	01/06/2020	24
Bank of America, N.A.	USD 479	EUR 393	04/06/2020	26
Bank of America, N.A.	USD 480	EUR 390	07/06/2020	26

				$199

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

Following the end of the investment period, the Company will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or anticipated Company expenses, liabilities, including the payment or repayment of indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, or other obligations, contingent or otherwise, including the Management Fee (as defined below), whether incurred before or after the end of the investment period, (ii) to fulfill investment commitments made or approved by the Investment Committee (as defined below) prior to the expiration of the Investment Period, (iii) to engage in hedging transactions or (iv) to make additional investments in existing portfolio companies (including transactions to hedge interest rate or currency risks related to such additional investment).

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2019. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three months ended March 31, 2019 and 2018, the Company earned $77 and $737 in prepayment premiums, respectively, and $582 and $740 in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2019, the Company had one investment on non-accrual status, which represented 0.9% and 0.1% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $11,501) at amortized cost and at fair value, respectively. On December 31, 2018, we had no investments on non-accrual status.

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

(3)

The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Department within the Finance Division of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Private Investment Valuation and Side Pocket Working Group of the Investment Management Division Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment decision making process;

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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2019 and December 31, 2018, the Company held an aggregate cash balance of $29,944 and $25,548, respectively. Foreign currency of $637 (acquisition cost of $646) and $553 (acquisition cost of $550) is included in cash as of March 31, 2019 and December 31, 2018, respectively.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its Unitholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to Unitholders. The Company will accrue excise tax on estimated undistributed taxable income as required.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three months ended March 31, 2019 and 2018, the Company accrued provision for taxes on realized gains on investments of $0 and $672, respectively. For the three months ended March 31, 2019 and 2018, the Company accrued provision for taxes on unrealized gains on investments of $111 and $0, respectively. As of March 31, 2019, $1,192 of income taxes remained payable.

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the Unitholder’s tax basis in its Units. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to common Units, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common Unitholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its Unitholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its Unitholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to Unitholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of, and amendments to, the JPM Revolving Credit Facility and the revolving credit facility between the Company and Bank of America, N.A. (the “BoA Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”). These costs are amortized using the straight-line method over the respective term of the Revolving Credit Facility. Deferred financing costs related to the Revolving Credit Facilities are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.

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

Consolidated Statements of Changes in Members’ Capital – The table below provides a reconciliation for previously disclosed distributions from net investment income and realized gain for the three months ended March 31, 2018 to distributions from distributable earnings as disclosed in the current filing.

Distributions to Unitholders from:	For the three months ended March 31, 2018
Net investment income	$(16,355)

Total distributions to Unitholders	$(16,355)

3.	SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

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

For the three months ended March 31, 2019 and 2018, Management Fees amounted to $3,221 and $1,937, respectively. As of March 31, 2019, $3,221 remained payable.

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

For the three months ended March 31, 2019 and 2018, the Company accrued unvested Incentive Fees of $2,397 and $2,743, respectively. As of March 31, 2019, $19,577 remained payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three months ended March 31, 2019 and 2018, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three months ended March 31, 2019 and 2018, the Company incurred expenses for services provided by the Administrator and the Custodian of $270 and $185, respectively. As of March 31, 2019, $134 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three months ended March 31, 2019 and 2018, the Company incurred expenses for services provided by the Transfer Agent of $29 and $26, respectively. As of March 31, 2019, $42 remained payable.

Affiliates

The Company’s investments in affiliates for the three months ended March 31, 2019 were as follows:

	Fair Value as of December 31, 2018	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/(Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2019	Dividend, Interest and Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$–	$173,195	$(161,694)	$–	$–	$11,501	$69
Accuity Delivery Systems, LLC	20,688	18	–	–	577	21,283	396
Collaborative Imaging Holdco, LLC	15,400	5	–	–	(135)	15,270	335
Elah Holdings, Inc.	3,354	–	–	–	–	3,354	–
Total Non-Controlled Affiliates	$39,442	$173,218	$(161,694)	$–	$442	$51,408	$800

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due To Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of March 31, 2019 and December 31, 2018, there were $592 and $486, respectively, included within Accrued expenses and other liabilities and $109 and $68, respectively, included within Interest and other debt expense payable paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the Company and GSAM, Goldman Sachs BDC, Inc. (“GS BDC”) and Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) received exemptive relief (“Exemptive Relief”) that permits the Company to co-invest with GS BDC, GS MMLC and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, after the date of the exemptive order, subject to certain conditions including that co-investments are made in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the Exemptive Relief, and are allocated fairly amount participants. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of GS BDC, GS MMLC and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

4.	INVESTMENTS

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $11,501 and $0, respectively) consisted of the following:

	March 31, 2019		December 31, 2018
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$833,405	$830,557	$743,103	$741,446
1st Lien/Last-Out Unitranche	169,505	167,140	165,256	163,253
2nd Lien/Senior Secured Debt	461,102	443,629	473,202	466,793
Unsecured Debt	4,312	4,295	4,309	4,295
Preferred Stock	10,196	12,799	10,196	12,159
Common Stock	11,863	12,498	11,864	11,285
Warrants	104	138	104	130
Total Investments	$1,490,487	$1,471,056	$1,408,034	$1,399,361

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	March 31, 2019		December 31, 2018
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	11.3%	18.4%	10.4%	18.0%
Internet Software & Services	10.3	16.7	9.4	16.3
IT Services	8.6	14.0	8.4	14.6
Health Care Providers & Services	8.5	13.8	8.4	14.5
Chemicals	6.9	11.2	7.3	12.7
Diversified Financial Services	5.8	9.5	6.4	11.1
Health Care Technology	5.5	8.9	4.7	8.1
Media	4.8	7.8	5.0	8.7
Health Care Equipment & Supplies	4.7	7.6	4.9	8.5
Professional Services	4.1	6.6	4.4	7.6
Road & Rail	3.1	5.1	3.3	5.7
Food Products	2.7	4.4	3.6	6.2
Insurance	2.7	4.4	2.3	4.1
Internet Catalog & Retail	2.6	4.2	2.2	3.9
Household Products	2.5	4.1	2.7	4.7
Diversified Consumer Services	2.3	3.8	2.4	4.2
Diversified Telecommunication Services	2.2	3.6	2.4	4.1
Air Freight & Logistics	2.2	3.6	2.3	4.0
Building Products	1.7	2.7	1.8	3.1
Real Estate Management & Development	1.4	2.2	1.4	2.4
Hotels, Restaurants & Leisure	1.2	2.0	1.3	2.2
Distributors	1.2	2.0	1.3	2.2
Beverages	0.8	1.4	0.9	1.5
Auto Components	0.8	1.2	0.8	1.4
Containers & Packaging	0.7	1.0	0.7	1.2
Commercial Services & Supplies	0.6	1.0	0.5	0.9
Life Sciences Tools & Services	0.6	0.9	0.6	1.0
Capital Markets	0.2	0.4	0.2	0.4
Transportation Infrastructure(1)	0.0	0.0	–	–
Total	100.0%	162.5%	100.0%	173.3%

(1)	Position is an unfunded loan commitment

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	March 31, 2019	December 31, 2018
United States	98.0%	97.9%
Ireland	2.0	2.1
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of March 31, 2019 and December 31, 2018. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of March 31, 2019(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of March 31, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$716,959	• Discount Rate	7.9% – 13.0% (9.7%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$167,140	• Discount Rate	8.7% – 16.9% (11.2%)
	2nd Lien/Senior Secured	Discounted cash flows:
	$322,777	• Discount Rate	10.6% – 11.7% (11.2%)
Collateral analysis:
		• Recovery Rate	10.0%
	Unsecured Debt	Discounted cash flows:
	$4,295	• Discount Rate	4.8% – 16.7% (13.7%)
Equity	Preferred Stock	Comparable multiples:
	$12,799	• EV/Revenue	1.4x – 3.3x (1.1x)
Comparable multiples:
		• EV/EBITDA(5)	11.0x – 15.8x (14.6x)
	Common Stock	Discounted cash flows:
	$12,498	• Discount Rate	15.0% – 30.8% (25.0%)
Comparable multiples:
		• EV/Revenue	5.0x – 19.2x (8.5x)
Comparable multiples:
		• EV/EBITDA(5)	8.4x – 12.7x (12.1x)
	Warrants	Comparable multiples:
	$138	• EV/EBITDA(5)	10.4x – 18.8x (13.3x)

(1)

Included within Level 3 Assets of $1,377,883 is an amount of $141,277 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

(5)	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Level 3 Instruments	Level 3 Assets as of December 31, 2018(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2018
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$587,398	• Discount Rate	8.4% – 13.0% (9.9%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$163,253	• Discount Rate	9.3% – 15.0% (11.3%)
	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$320,120	• Discount Rate	10.8% – 16.5% (11.5%)
	Unsecured Debt	Discounted cash flows:
	$4,295	• Discount Rate	6.4% – 22.6% (13.7%)
Equity	Preferred Stock	Comparable multiples:
	$9,259	• EV/EBITDA(5)	10.0x – 18.9x (16.2x)
	Common Stock	Discounted cash flows:
	$8,025	• Discount Rate	14.6% – 31.0% (24.5%)
Comparable multiples:
		• EV/EBITDA(5)	8.4x – 13.0x (11.7x)
	Warrants	Comparable multiples:
	$130	• EV/EBITDA(5)	10.0x – 22.3x (13.3x)

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2019 and December 31, 2018. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of March 31, 2019:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$24,723	$805,834	$830,557
1st Lien/Last-Out Unitranche	–	–	167,140	167,140
2nd Lien/Senior Secured Debt	–	68,450	375,179	443,629
Unsecured Debt	–	–	4,295	4,295
Preferred Stock	–	–	12,799	12,799
Common Stock	–	–	12,498	12,498
Warrants	–	–	138	138
Affiliated Money Market Fund	11,501	–	–	11,501
Total assets	$11,501	$93,173	$1,377,883	$1,482,557

Derivatives	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (asset)(1)	$–	$199	$–	$199
Total	$–	$199	$–	$199

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2018:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$–	$741,446	$741,446
1st Lien/Last-Out Unitranche	–	–	163,253	163,253
2nd Lien/Senior Secured Debt	–	59,865	406,928	466,793
Unsecured Debt	–	–	4,295	4,295
Preferred Stock	–	–	12,159	12,159
Common Stock	–	–	11,285	11,285
Warrants	–	–	130	130
Total assets	$–	$59,865	$1,339,496	$1,399,361

Derivatives	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (asset)(1)	$–	$105	$–	$105
Total	$–	$105	$–	$105

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2019:

Level 3	Beginning Balance as of January 1, 2019	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of March 31, 2019
1st Lien/Senior Secured Debt	$741,446	$80,201	$(4)	$(1,063)	$(15,495)	$749	$–	$–	$805,834
1st Lien/Last-Out Unitranche	163,253	4,178	–	(362)	(143)	214	–	–	167,140
2nd Lien/Senior Secured Debt	406,928	26,709	–	(9,937)	(39,575)	730	–	(9,676)	375,179
Unsecured Debt	4,295	–	–	(2)	–	2	–	–	4,295
Preferred Stock	12,159	–	–	640	–	–	–	–	12,799
Common Stock	11,285	–	–	1,213	–	–	–	–	12,498
Warrants	130	–	–	8	–	–	–	–	138
Total assets	$1,339,496	$111,088	$(4)	$(9,503)	$(55,213)	$1,695	$–	$(9,676)	$1,377,883

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held as of March 31, 2019 totaled $(9,638), consisting of the following: 1st Lien/Senior Secured Debt $(1,068), 1st Lien/Last-Out Unitranche $(362), 2nd Lien/Senior Secured Debt $(10,067), Unsecured Debt $(2), Preferred Stock $640, Common Stock $1,213 and Warrants $8.

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

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the three months ended March 31, 2019, transfers from Level 3 to Level 2 were primarily due to increased price transparency. For the three months ended March 31, 2018, there were no transfers between levels of the fair value hierarchy.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2019 and December 31, 2018, approximates its carrying value.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of March 31, 2019 and December 31, 2018, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities (which includes the Revolving Credit Facilities) was 259% and 239%, respectively.

The Company’s outstanding debt as of March 31, 2019 and December 31, 2018 was as follows:

	As of
	March 31, 2019			December 31, 2018
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(3)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(3)
BoA Revolving Credit Facility(1)	$50,000	$14,750	$35,250	$130,000	$19,500	$110,500
JPM Revolving Credit Facility(2)	630,000	96,700	531,040	465,000	–	463,962
Total Debt	$680,000	$111,450	$566,290	$595,000	$19,500	$574,462

(1)	As of March 31, 2019 and December 31, 2018, all outstanding borrowings were in USD.
(2)

The Company may borrow amounts in USD or certain other permitted currencies. As of March 31, 2019, the Company had outstanding borrowings denominated in USD of $473,943 and in Euros (EUR) of EUR 50,900. As of December 31, 2018, the Company had outstanding borrowings denominated in USD of $405,643 and in Euros (EUR) of EUR 50,900.

(3)	Debt outstanding denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of March 31, 2019 and December 31, 2018.

The combined weighted average interest rates of the aggregate borrowings outstanding for the three months ended March 31, 2019 and for the year ended December 31, 2018 were 5.91% and 5.30%, respectively.

BoA Revolving Credit Facility

The Company entered into the BoA Revolving Credit Facility on July 18, 2016 with Bank of America, N.A. as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. The Company amended the BoA Revolving Credit Facility on March 3, 2017, July 16, 2018 and August 1, 2018.

Subject to availability under the “Borrowing Base,” the maximum principal amount of the BoA Revolving Credit Facility was $50,000 as of March 31, 2019. The maximum principal amount of the BoA Revolving Credit Facility will decrease on a monthly basis until the stated maturity date (unless reduced further at the Company’s discretion). The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The Company has the ability to increase the maximum principal amount of the BoA Revolving Credit Facility up to $750,000, subject to increasing commitments of existing lenders and/or obtaining commitments of new lenders and certain other conditions. The stated maturity date of the BoA Revolving Credit Facility is May 31, 2019.

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

As of March 31, 2019, costs of $2,383 were incurred in connection with obtaining and amending the BoA Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the BoA Revolving Credit Facility using the straight-line method. As of March 31, 2019 and December 31, 2018, outstanding deferred financing costs were $66 and $163, respectively.

The summary information of the BoA Revolving Credit Facility for the three months ended March 31, 2019 and 2018 is as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Borrowing Interest Expense	$1,036	$2,716
Facility fees	12	9
Amortization of financing costs	99	220
Total	$1,147	$2,945
Weighted average interest rate	5.07%	4.67%
Average outstanding balance	$82,797	$235,961

JPM Revolving Credit Facility

On November 21, 2017, SPV entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, collateral administrator, bank and securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company also acts as the Company’s transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian. The Company amended the JPM Revolving Credit Facility on August 17, 2018, December 10, 2018 and February 22, 2019.

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

The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2019, the total commitments under the JPM Revolving Credit Facility were $630,000. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fourth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $6,063 were incurred in connection with obtaining and amending the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of March 31, 2019 and December 31, 2018, outstanding deferred financing costs were $4,338 and $3,828, respectively.

The summary information of the JPM Revolving Credit Facility for the three months ended March 31, 2019 and 2018 is as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Borrowing Interest Expense	$7,524	$2,305
Facility fees	139	322
Amortization of financing costs	370	297
Total	$8,033	$2,924
Weighted average interest rate	6.05%	5.28%
Average outstanding balance	$504,258	$176,889

7.	DERIVATIVES

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

For the three months ended March 31, 2019, the Company’s average USD notional exposure to foreign currency forward contracts was $4,133. The Company did not hold any derivative instruments prior to August 8, 2018.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of March 31, 2019.

Counterparty	Gross Amount of Assets on the Consolidated Statements of Financial Condition	Gross Amount of (Liabilities) on the Consolidated Statements of Financial Condition	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Financial Condition	Collateral (Received) Pledged (1)	Net Amounts (2)
Bank of America, N.A.	$199	$–	$199	$–	$199
Total	$199	$–	$199	$–	$199

(1)	Amount excludes excess cash collateral paid.
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

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the three months ended March 31, 2019 and 2018 was as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Net realized gain (loss) on foreign currency forward contracts	$10	$–
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$94	$–
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$104	$–

8.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of the dates indicated, the Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2019			December 31, 2018
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,097,430	$153,640	86%	$1,097,430	$263,383	76%

Portfolio Company Commitments

The Company may enter into investment commitments either verbally or through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of March 31, 2019, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of the dates indicated, the Company had the following unfunded commitments by investment types:

	March 31, 2019			December 31, 2018
	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)
1st Lien/Senior Secured Debt
Picture Head Midco LLC	–	$–	$–	03/31/2019	$3,840	$(77)
VRC Companies, LLC	–	–	–	09/27/2019	1,313	(13)
Diligent Corporation	–	–	–	08/03/2020	374	(5)
DocuTAP, Inc.	09/05/2019	47,288	–	–	–	–
DocuTAP, Inc.	09/05/2019	7,312	–	–	–	–
VRC Companies, LLC	01/28/2020	1,642	(16)	–	–	–
Businessolver.com, Inc.	05/15/2020	2,919	(59)	05/15/2020	3,550	(72)
SPay, Inc.	06/15/2020	7,974	(282)	06/15/2020	8,544	(216)
Hygiena Borrower LLC	06/29/2020	857	(17)	06/29/2020	857	(17)
Gastro Health Holdco, LLC	09/04/2020	7,642	(154)	09/04/2020	7,642	(154)
Diligent Corporation	12/19/2020	12,244	(153)	12/19/2020	14,490	(181)
Pathway Vet Alliance LLC	12/21/2020	2,386	(12)	–	–	–
Brillio, LLC	02/06/2021	2,330	(23)	–	–	–
Associations, Inc.	07/30/2021	2,286	(23)	07/30/2021	2,858	(29)
Netvoyage Corporation	03/24/2022	1,044	(18)	03/24/2022	1,044	(13)
VRC Companies, LLC	03/31/2022	97	(1)	03/31/2022	129	(1)
Diligent Corporation	04/14/2022	228	(3)	04/14/2022	1,140	(14)
Continuum Managed Services, LLC	06/08/2022	3,280	(49)	06/08/2022	3,280	(66)
DDS USA Holding, Inc.	06/30/2022	1,625	(12)	06/30/2022	1,625	(12)
Xactly Corporation	07/29/2022	2,554	(38)	07/29/2022	2,554	(38)
Hygiena Borrower LLC	08/26/2022	580	(12)	08/26/2022	580	(12)
Lithium Technologies, Inc.	10/03/2022	4,046	(81)	10/03/2022	4,046	(81)
Datto, Inc.	12/07/2022	3,739	–	12/07/2022	3,739	(28)
Businessolver.com, Inc.	05/15/2023	3,187	(64)	05/15/2023	2,391	(48)
Integral Ad Science, Inc.	07/19/2023	2,741	(55)	07/19/2023	2,741	(55)
FWR Holding Corporation	08/21/2023	1,323	(13)	08/21/2023	1,103	(22)
Picture Head Midco LLC	08/31/2023	2,661	(47)	08/31/2023	2,661	(54)
Gastro Health Holdco, LLC	09/04/2023	3,100	(62)	09/04/2023	3,100	(62)
Empirix, Inc.	09/25/2023	1,900	(33)	09/25/2023	1,900	(33)
SPay, Inc.	06/17/2024	1,038	(36)	06/17/2024	461	(12)
Associations, Inc.	07/30/2024	886	(9)	07/30/2024	886	(9)
Fenergo Finance 3 Limited(3)	09/05/2024	2,580	(145)	09/05/2024	2,635	(91)
Fenergo Finance 3 Limited	09/05/2024	1,785	(36)	09/05/2024	1,785	(36)
iCIMS, Inc.	09/12/2024	2,822	(56)	09/12/2024	2,822	(56)
MMIT Holdings, LLC	11/15/2024	4,788	(96)	11/15/2024	3,830	(77)
Wrike, Inc.	12/31/2024	2,400	(48)	12/31/2024	2,400	(48)
Mailgun Technologies, Inc.	03/26/2025	2,370	(47)	–	–	–
Internet Truckstop Group, LLC	04/02/2025	33,638	–	–	–	–
Internet Truckstop Group, LLC	04/02/2025	2,730	–	–	–	–
Total 1st Lien/Senior Secured Debt		182,022	(1,700)		90,320	(1,632)
1st Lien/Last-Out Unitranche
Intelligent Document Solutions, Inc.	02/28/2020	4,178	(125)	02/28/2020	8,356	(251)
Total 1st Lien/Last-Out Unitranhce		4,178	(125)		8,356	(251)
2nd Lien/Senior Secured Debt
RSC Acquisition, Inc.	03/05/2020	6,400	(64)	03/05/2020	6,400	(64)
USRP Holdings, Inc.	03/29/2020	884	(11)	03/29/2020	884	(11)
Chase Industries, Inc.	05/11/2020	6,400	(208)	05/11/2020	6,400	(208)
Hygiena Borrower LLC	06/29/2020	874	(15)	06/29/2020	874	(15)
Genesis Acquisition Co.	07/31/2020	2,666	(74)	07/31/2020	2,666	(74)
Total 2nd Lien/Senior Secured Debt		17,224	(372)		17,224	(372)
Total		$203,424	$(2,197)		$115,900	$(2,255)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	A negative fair value was reflected as investments, at fair value in the Consolidated Statements of Financial Condition. The negative fair value is the result of the capitalized discount on the loan.
(3)	Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of March 31, 2019 and December 31, 2018.

Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

9.	MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns for the three months ended March 31, 2019:

Unit Issue Date	Units Issued	Proceeds
February 22, 2019	689,032	$65,846
March 28, 2019	455,946	43,897
Total capital drawdowns	1,144,978	$109,743

The following table summarizes the total Units issued and proceeds related to capital drawdowns for the three months ended March 31, 2018:

Unit Issue Date	Units Issued	Proceeds
February 21, 2018	335,966	$32,923
March 28, 2018	222,135	21,949
Total capital drawdowns	558,101	$54,872

Distributions

The following table reflects the distributions declared on the Company’s common Units for the three months ended March 31, 2019:

Date Declared	Record Date	Payment Date	Amount Per Unit
February 20, 2019	March 29, 2019	April 26, 2019	$2.53

The following table reflects the distributions declared on the Company’s common Units for the three months ended March 31, 2018:

Date Declared	Record Date	Payment Date	Amount Per Unit
February 21, 2018	March 30, 2018	April 25, 2018	$2.93

10.	EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Numerator for basic and diluted earnings per unit - increase in Members’ Capital resulting from operations	$12,563	$15,247
Denominator for basic and diluted earnings per unit - the weighted average Units outstanding	8,826,360	5,178,886
Basic and diluted earnings (loss) per unit	$1.42	$2.94

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

11.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31, 2019		March 31, 2018
Per Unit Data:(1)
NAV, beginning of period	$94.83		$97.05
Net investment income	2.51		2.63
Net realized and unrealized gains (losses)	(1.08)	(2)	0.36	(2)
Income tax provision, realized and unrealized gains	(0.01)		(0.13)

Net increase (decrease) in net assets resulting from operations	1.42		2.86	(2)

Distributions declared from net investment income(3)	(2.53)		(2.93)

Total increase (decrease) in net assets	(1.11)		(0.07)

NAV, end of period	$93.72		$96.98

Units outstanding, end of period	9,660,149		5,581,529
Weighted average units outstanding	8,826,360		5,178,886
Total return based on NAV(4)	1.50%		2.95%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Members’ Capital, end of period	$905,325		$541,270
Ratio of net expenses to average Members’ Capital(5)	6.73%		7.42%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average Members’ Capital(5)	1.96%		2.13%
Ratio of interest and other debt expenses to average Members’ Capital(5)	4.48%		4.74%
Ratio of incentive fees to average Members’ Capital(5)	0.29%		0.55%
Ratio of total expenses to average Members’ Capital(5)	6.73%		7.42%
Ratio of net investment income to average Members’ Capital(5)	11.68%		12.89%
Average debt outstanding	$587,055		$412,850
Average debt per unit(6)	$66.51		$79.72
Portfolio turnover	4%		6%

(1)	The per unit data was derived by using the weighted average units outstanding during the applicable period.
(2)	For the three months ended March 31, 2019 and 2018, the amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.
(3)	The per unit data for distributions declared reflects the actual amount of distributions declared per unit for the applicable period.
(4)	Total return based on NAV is calculated as the change in NAV per unit during the period plus dividends declared per unit, divided by the beginning NAV per unit.
(5)	Annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.
(6)	Average debt per unit is calculated as average debt outstanding divided by the weighted average units outstanding during the applicable period.

12.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Financial Condition date have been evaluated through the date the unaudited consolidated financial statements were available to be issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On April 22, 2019, the Company delivered a capital drawdown notice to its investors relating to the sale of 234,200 common Units for an aggregate offering price of approximately $21,949. The common Units were issued on April 29, 2019.

On May 7, 2019, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period April 1, 2019 through June 30, 2019, payable on or about July 26, 2019 to Unitholders of record as of June 28, 2019.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through March 31, 2019, we have originated $2.02 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2018.

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication, exit fees or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other client accounts managed by our Investment Adviser (including Goldman Sachs BDC, Inc. (“GS BDC”), Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) and Goldman Sachs Private Middle Market Credit II (“GS PMMC II”), collectively with other client accounts managed by our Investment Adviser, the “Accounts”), which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fee income as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

Expenses

Our primary operating expenses include the payment of the management fee (the “Management Fee”) and the incentive fee (the “Incentive Fee”) to the Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. Pursuant to an investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”), Company expenses borne by us in the ordinary course on an annual basis (excluding Management Fees, Incentive Fees, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to us by holders of common units of our limited liability company interests (“Units”); provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. We bear all other costs and expenses of our operations and transactions in accordance with our Investment Advisory Agreement and administration agreement (the “Administration Agreement”), including those relating to:

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

•	fees and expenses incurred by us in connection with membership in investment company organizations;

•	brokers’ commissions;

•	fees and expenses associated with calculating our net asset value (“NAV”) (including the costs and expenses of any independent valuation firm);

•	legal, auditing or accounting expenses;

•	taxes or governmental fees;

•	the fees and expenses of our administrator, transfer agent, or sub-transfer agent;

•	the cost of preparing unit certificates or any other expenses, including clerical expenses of issue or repurchase of our Units;

•	the expenses of and fees for registering or qualifying our Units for sale and of maintaining our registration or qualifying and registering us as a broker or a dealer;

•	the fees and expenses of our directors who are not affiliated with our Investment Adviser;

•	the cost of preparing and distributing reports, proxy statements and notices to our Unitholders, the SEC and other regulatory authorities;

•	costs of holding Unitholder meetings;

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

Leverage

The revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”) and the revolving credit facility with Bank of America, N.A. (the “BoA Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of March 31, 2019 and December 31, 2018, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 259% and 239%, respectively. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as the Company, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ (the “Board of Directors” or the “Board”) assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2019 and December 31, 2018, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc. of $11.50 million and $0.00 million, respectively) consisted of the following:

	As of
	March 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$833.41	$830.56	56.4%	$743.10	$741.44	53.0%
First Lien/Last-Out Unitranche	169.51	167.14	11.4	165.26	163.25	11.7
Second Lien/Senior Secured Debt	461.10	443.63	30.2	473.20	466.79	33.3
Unsecured Debt	4.31	4.30	0.3	4.31	4.30	0.3
Preferred Stock	10.20	12.80	0.9	10.20	12.16	0.9
Common Stock	11.86	12.50	0.8	11.86	11.29	0.8
Warrants	0.10	0.14	0.0	0.10	0.13	0.0

Total Investments	$1,490.49	$1,471.07	100.0%	$1,408.03	$1,399.36	100.0%

As of March 31, 2019 and December 31, 2018, the weighted average yield of our portfolio by asset type (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.7%	9.8%	10.0%	10.0%
First Lien/Last-Out Unitranche(2)(3)	11.1%	11.7%	11.3%	11.8%
Second Lien/Senior Secured Debt(2)	10.8%	11.4%	11.2%	11.6%
Unsecured Debt(2)	13.6%	13.7%	13.6%	13.8%
Preferred Stock(4)	0.0%	0.0%	0.0%	0.0%
Common Stock(4)	0.0%	0.0%	0.0%	0.0%
Warrants(4)	0.0%	0.0%	0.0%	0.0%
Total Portfolio	10.1%	10.3%	10.4%	10.6%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
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

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019	December 31, 2018
Number of portfolio companies	65	59
Percentage of performing debt bearing a floating rate(1)	98.8%	98.7%
Percentage of performing debt bearing a fixed rate(1)(2)	1.2%	1.3%
Weighted average leverage (net debt/EBITDA)(3)	5.8x	5.7x
Weighted average interest coverage(3)	2.1x	2.0x
Median EBITDA(3)(4)	$36.0 million	$40.3 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.

(2)	Includes income producing preferred stock investments, if applicable.
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

As of March 31, 2019 and December 31, 2018, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 27.1% and 28.9%, respectively, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019		December 31, 2018
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$55.56	3.8%	$–	–%
Grade 2	1,391.44	94.6	1,364.89	97.5
Grade 3	22.69	1.5	34.47	2.5
Grade 4	1.38	0.1	–	–

Total Investments	$1,471.07	100.0%	$1,399.36	100.0%

The increase in investments with a grade 1 investment performance rating as of March 31, 2019 compared to December 31, 2018 was driven by one portfolio company with an aggregate fair value of $55.56 million being upgraded due to a potential exit. The increase in investments with a grade 2 investment performance rating as of March 31, 2019 compared to December 31, 2018 was primarily driven by an increase in net investment activity. The decrease in investments with a grade 3 investment performance rating as of March 31, 2019 compared to December 31, 2018 was driven by one investment with a fair value of $1.38 million being downgraded to grade 4 investment performance rating due to its placement on non-accrual, partially offset by one investment with a fair value of $0.42 million being downgraded to grade 3 investment performance rating due to financial underperformance. The increase in investments with a grade 4 investment performance rating as of March 31, 2019 compared to December 31, 2018 was driven by one investment with a fair value of $1.38 million being placed on non-accrual status due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019		December 31, 2018
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,476.92	99.1%	$1,408.03	100.0%
Non-accrual	13.57	0.9	–	–

Total Investments	$1,490.49	100.0%	$1,408.03	100.0%

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

The following table shows our investment activity for the three months ended March 31, 2019 and 2018 by investment type:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	($ in millions)
New investments committed at cost:
Gross originations	$222.48	$161.37
Less: Syndications(1)	–	–

Net amount of new investments committed at cost:	$222.48	$161.37
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$195.77	$28.74
First Lien/Last-Out Unitranche	–	80.59
Second Lien/Senior Secured Debt	26.71	50.14
Unsecured Debt	–	–
Preferred Stock	–	–
Common Stock	–	1.90
Warrants	–	–

Total	$222.48	$161.37

Proceeds from investments sold or repaid(9):
First Lien/Senior Secured Debt	$10.89	$4.55
First Lien/Last-Out Unitranche	0.14	29.20
Second Lien/Senior Secured Debt	39.58	15.39
Unsecured Debt	–	–
Preferred Stock	–	–
Common Stock	–	3.22
Warrants	–	–

Total	$50.61	$52.36

Net increase (decrease) in portfolio	$171.87	$109.01

Number of new portfolio companies with new investment commitments(3)	7	5
Total new investment commitment amount in new portfolio companies(3)	$183.46	$50.77
Average new investment commitment amount in new portfolio companies(3)	$26.21	$10.15
Number of existing portfolio companies with new investment commitments(3)	5	7
Total new investment commitment amount in existing portfolio companies(3)	$39.02	$110.60
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.8	5.5
Percentage of new debt investment commitments at floating interest rates(3)(10)	100.0%	99.4%
Percentage of new debt investment commitments at fixed interest rates(3)(10)	0.0%	0.6%
Weighted average yield on new debt and income producing investment commitments(2)(3)(5)	8.9%	10.4%
Weighted average yield on new investment commitments(2)(3)(6)	8.9%	10.3%
Weighted average yield on debt and income producing investments sold or paid down(7)(9)	11.4%	9.9%
Weighted average yield on investments sold or paid down(8)(9)	11.4%	9.3%

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close of the investment.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
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

(9)	Excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
(10)	Computed based on amount of investments committed at cost.

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	($ in millions)
Total investment income	$37.73	$25.14
Net expenses	(15.62)	(11.50)

Net investment income	22.11	13.64

Net realized gain (loss) on investments	–	2.32
Net realized gain (loss) on foreign currency transactions	0.01	–
Net unrealized appreciation (depreciation) on investments	(10.76)	(0.04)
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	1.31	–
Income tax provision, realized and unrealized gain	(0.11)	(0.67)

Net increase (decrease) in Members’ Capital resulting from operations	$12.56	$15.25

Net increase in Members’ Capital resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	($ in millions)
Interest	$37.15	$24.77
Dividend income	0.09	0.04
Other income	0.49	0.33

Total investment income	$37.73	$25.14

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $24.77 million for the three months ended March 31, 2018 to $37.15 million for the three months ended March 31, 2019, primarily due to an increase in the size of our portfolio. The amortized cost of the portfolio increased from $965.07 million as of March 31, 2018 to $1,490.49 million as of March 31, 2019. Included in interest for the three months ended March 31, 2019 and 2018 is $0.08 million and $0.74 million, respectively, in prepayment premiums and $0.58 million and $0.74 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend and other income

Dividend and other income for the three months ended March 31, 2018 remained relatively consistent as compared to the three months ended March 31, 2019.

Expenses

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	($ in millions)
Interest and other debt expenses	$9.18	$5.87
Management fees	3.22	1.94
Incentive fees	2.40	2.74
Professional fees	0.32	0.51
Administration, custodian and transfer agent fees	0.30	0.21
Directors’ fees	0.09	0.08
Other expenses	0.11	0.15

Net expenses	$15.62	$11.50

Interest and other debt expenses

Interest and other debt expense increased from $5.87 million for the three months ended March 31, 2018 to $9.18 million for the three months ended March 31, 2019. This was primarily due to an increase in the average aggregate daily borrowings from $412.85 million to $587.05 million, which was driven by an increase in the size of our portfolio.

Management Fees and Incentive Fees

Management Fees increased from $1.94 million for the three months ended March 31, 2018 to $3.22 million for the three months ended March 31, 2019 as a result of an increase in the size of our portfolio, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. The accrual for Incentive Fees decreased from $2.74 million for the three months ended March 31, 2018 to $2.40 million for the three months ended March 31, 2019 as a result of a net decrease in total results from operations.

Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses for the three months ended March 31, 2019 remained relatively consistent as compared to the three months ended March 31, 2018.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies for the three months ended March 31, 2019 and 2018 consisted of the following:

	For the Three Months Ended
	March 31, 2019		March 31, 2018
	(in millions)
MyON Holdings, LLC	$–		$2.32
Other, net	–	(1)	–

Net realized gain (loss)	$–		$2.32

(1)	Amount rounds to less than $(0.00) million.

In connection with the proceeds received from the exit of our equity investment in myON, LLC, we recorded an income tax provision on realized gains of $0.67 million for the three months ended March 31, 2018.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	($ in millions)
Unrealized appreciation	$4.83	$1.53
Unrealized depreciation	(15.59)	(1.57)

Net change in unrealized appreciation (depreciation) on investments	$(10.76)	$(0.04)

The change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2019 and 2018 consisted of the following:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	($ in millions)
Portfolio Company:
Accuity Delivery Systems, LLC	$0.58	$–
Continuum Managed Services LLC - Class B	1.23	0.34
Country Fresh Holdings, LLC	(10.07)	(0.15)
Diligent Corporation	(0.62)	–
Fenergo Finance 3 Limited	(0.71)	–
Vantage Mobility International, LLC	(0.78)	(0.53)
You Fit, LLC	0.55	(0.05)
Zep Inc.	(1.09)	0.07
Other, net(1)	0.15	0.28

Total	$(10.76)	$(0.04)

(1)

For the three months ended March 31, 2019 and 2018, other, net includes gross unrealized appreciation of $2.47 million and $1.12 million, respectively, and gross unrealized depreciation of $(2.32) million and $(0.84) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2019 was primarily driven by Country Fresh Holdings, LLC, which was placed on non-accrual status due to financial underperformance.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our Unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2019 and December 31, 2018, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 259% and 239%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into commitments either verbally or through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of March 31, 2019, we had cash of approximately $29.94 million, an increase of $4.40 million from December 31, 2018. In addition, as of March 31, 2019, we had an investment in a money market fund managed by an affiliate of Group Inc. of $11.50 million. Cash used by operating activities for the three months ended March 31, 2019 was approximately $70.83 million, primarily driven by net purchases of investments of $80.42 million, net purchases of investments in the affiliated money market fund of $11.50 million, offset by other operating activities of $8.53 million and an increase in Members’ Capital resulting from operations of $12.56 million. Cash provided by financing activities for the three months ended March 31, 2019 was approximately $75.23 million, primarily driven by proceeds from the issuance of common Units of $109.74 million, offset by net borrowings on debt of $8.17 million, distributions paid of $25.50 million and other financing activities of $0.84 million.

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

To the extent permissible under the risk retention rules and applicable provisions of the Investment Company Act, we may raise capital by securitizing certain of our investments, including through the formation of one or more collateralized loan obligations or asset based facilities, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. We may also pursue other forms of debt financing, including potentially from the Small Business Administration through a future small business investment company (“SBIC”) subsidiary (subject to regulatory approvals).

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

As of March 31, 2019 and December 31, 2018, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2019			December 31, 2018
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$153.64	86%	$1,097.43	$263.38	76%

The following table summarizes the total Units issued and proceeds related to capital drawdowns for the three months ended March 31, 2019:

Unit Issue Date	Units Issued	Proceeds ($ in millions)
February 22, 2019	689,032	$65.84
March 28, 2019	455,946	43.90
Total capital drawdowns	1,144,978	$109.74

The following table summarizes the total Units issued and proceeds related to capital drawdowns for the three months ended March 31, 2018:

Unit Issue Date	Units Issued	Proceeds ($ in millions)
February 21, 2018	335,966	$32.92
March 28, 2018	222,135	21.95
Total capital drawdowns	558,101	$54.87

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

The following table shows our contractual obligations as of March 31, 2019:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
BoA Revolving Credit Facility	$35.25	$35.25	$–	$–	$–
JPM Revolving Credit Facility	$473.94	$–	$–	$473.94	$–
JPM Revolving Credit Facility	€50.90	€–	€–	€50.90	€–

BoA Revolving Credit Facility

We entered into the BoA Revolving Credit Facility on July 18, 2016 with Bank of America, N.A. as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender. We amended the BoA Revolving Credit Facility on March 3, 2017, July 16, 2018 and August 1, 2018

Subject to availability under the “Borrowing Base,” the maximum principal amount of the BoA Revolving Credit Facility was $50.00 million as of March 31, 2019. The maximum principal amount of the BoA Revolving Credit Facility will decrease on a monthly basis until the stated maturity date (unless reduced further at our discretion). The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. We have the ability to increase the maximum principal amount of the BoA Revolving Credit Facility up to $750.00 million, subject to increasing commitments of existing lenders and/or obtaining commitments of new lenders and certain other conditions. The stated maturity date of the BoA Revolving Credit Facility is May 31, 2019.

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

JPM Revolving Credit Facility

On November 21, 2017, Goldman Sachs Private Middle Market Credit SPV LLC (“SPV”), our wholly-owned subsidiary, entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, collateral administrator, bank and securities intermediary and we serve as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company also acts as our transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian. The Company amended the JPM Revolving Credit Facility on August 17, 2018, December 10, 2018 and February 22, 2019.

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

The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2019, the total commitments under the JPM Revolving Credit Facility were $630.00 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fourth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2019, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of March 31, 2019 and December 31, 2018, our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2019	December 31, 2018
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$182.02	$90.32
First Lien/Last-Out Unitranche	4.18	8.36
Second Lien/Senior Secured Debt	17.22	17.22

Total	$203.42	$115.90

As of March 31, 2019, we had aggregate Commitments and undrawn Commitments from investors as follows:

	March 31, 2019
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$153.64	86%

RECENT DEVELOPMENTS

On April 22, 2019, the Company delivered a capital drawdown notice to its investors relating to the sale of 234,200 common Units for an aggregate offering price of approximately $21.95 million. The common Units were issued on April 29, 2019.

On May 7, 2019, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per unit, including net investment income (if positive), for the period April 1, 2019 through June 30, 2019, payable on or about July 26, 2019 to Unitholders of record as of June 28, 2019.

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

(3)

The Independent Valuation Advisors’ preliminary valuations are reviewed by our Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Department within the Finance Division of Goldman Sachs. The Independent Valuation Advisors’ ranges are compared to our Investment Adviser’s valuations to ensure our Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Private Investment Valuation and Side Pocket Working Group of the Investment Management Division Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment making decision process;

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

Non-Accrual Status

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the investment has sufficient collateral value and is in the process of collection. As of March 31, 2019, we had one investment on non-accrual status, which represented 0.9% and 0.1% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $11.50 million) at amortized cost and at fair value, respectively. On December 31, 2018, we had no investments on non-accrual status.

Distribution Policy

We intend to pay quarterly distributions to our Unitholders out of assets legally available for distribution. Future quarterly distributions, if any, will be determined by our Board of Directors. All distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare distributions in future periods.

We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2016. To maintain our tax treatment as a RIC, we must, among other things, timely distribute to our Unitholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our Unitholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and carry forward taxable income for distribution in the following year and pay any applicable tax. The distributions we pay to our Unitholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to Unitholders after the end of the calendar year. Unitholders should read carefully any written disclosure regarding a distribution from us and should not assume that the source of any distribution is our net ordinary income or capital gains.

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

As of March 31, 2019 and December 31, 2018, on a fair value basis, approximately 1.2% and 1.3%, respectively, of our performing debt investments (including income-producing preferred stock) bore interest at a fixed rate and approximately 98.8% and 98.7%, respectively, of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facilities bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2019 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2019 Basis Point Change	Interest Income	Interest Expense	Net Income
( in millions)
Up 300 basis points	$38.82	$(15.90)	$22.92
Up 200 basis points	25.88	(10.60)	15.28
Up 100 basis points	12.94	(5.30)	7.64
Up 75 basis points	9.70	(3.98)	5.72
Up 50 basis points	6.47	(2.65)	3.82
Up 25 basis points	3.23	(1.33)	1.90
Down 25 basis points	(3.23)	1.33	(1.90)
Down 50 basis points	(6.47)	2.65	(3.82)
Down 75 basis points	(9.70)	3.98	(5.72)
Down 100 basis points	(12.94)	5.30	(7.64)
Down 200 basis points	(20.27)	10.60	(9.67)
Down 300 basis points	(20.81)	13.22	(7.59)

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A: “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total Units issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2019:

Unit Issue Date	Units Issued	Proceeds ($ in millions)
February 22, 2019	689,032	$65.84
March 28, 2019	455,946	$43.90
Total capital drawdowns	1,144,978	$109.74

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

None.

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

10.2

Commitment Increase Request and Amendment, dated as of February 22, 2019, among Goldman Sachs Private Middle Market Credit SPV LLC, as borrower, Goldman Sachs Private Middle Market Credit LLC, as portfolio manager, State Street Bank and Trust Company, in its capacities as collateral agent, collateral administrator, securities intermediary and bank, and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.7.5 to the Company’s Annual Report on Form 10-K (File No. 000-55660), filed on February 28, 2019).

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Date: May 9, 2019	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: May 9, 2019	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)