Form 10-Q
period 2019-06-30
Goldman Sachs Private Middle Market Credit LLC
filed 2019-08-01
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of the registrant’s limited liability company common units outstanding as of August 1, 2019 was 10,127,096.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•	currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	June 30, 2019 (unaudited)	December 31, 2018
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,458,497 and $1,369,835, respectively)	$1,444,652	$1,359,919
Non-controlled affiliated investments (cost of $38,250 and $38,199, respectively)	41,125	39,442
Investments in affiliated money market fund (cost of $32,363 and $0, respectively)	32,363	–
Cash	19,332	25,548
Receivable for investments sold	70	70
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	6,791	7,127
Deferred financing costs	3,930	3,991
Unrealized appreciation on foreign currency forward contracts	145	105
Other assets	158	307

Total assets	$1,548,566	$1,436,509

Liabilities

Debt	$552,322	$574,462
Interest and other debt expenses payable	8,043	6,577
Management fees payable	3,468	2,910
Incentive fees payable	21,835	17,180
Distribution payable	20,000	25,500
Directors’ fees payable	88	–
Accrued expenses and other liabilities	2,107	2,419

Total liabilities	$607,863	$629,048

Commitments and Contingencies (Note 8)

Members’ Capital

Preferred units (0 units issued and outstanding)	$–	$–
Common units (10,127,096 and 8,515,171 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	987,596	833,956
Distributable earnings	(46,893)	(26,495)

TOTAL MEMBERS’ CAPITAL	$940,703	$807,461

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,548,566	$1,436,509

Net asset value per unit	$92.89	$94.83

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$39,984	$27,088	$76,427	$51,858
Other income	616	322	1,099	648

Total investment income from non-controlled/non-affiliated investments	40,600	27,410	77,526	52,506
From non-controlled affiliated investments:
Interest income	704	373	1,409	376
Dividend income	163	50	251	89
Other income	6	3	13	3

Total investment income from non-controlled affiliated investments	873	426	1,673	468

Total investment income	$41,473	$27,836	$79,199	$52,974

Expenses:
Interest and other debt expenses	$8,700	$6,638	$17,880	$12,507
Management fees	3,468	2,193	6,689	4,130
Incentive fees	2,258	2,496	4,655	5,239
Professional fees	464	415	781	927
Administration, custodian and transfer agent fees	334	226	633	437
Directors’ fees	92	93	182	173
Other expenses	288	168	398	312

Total expenses	$15,604	$12,229	$31,218	$23,725

NET INVESTMENT INCOME BEFORE TAXES	$25,869	$15,607	$47,981	$29,249

Excise tax	$37	$–	$37	$–

NET INVESTMENT INCOME AFTER TAXES	$25,832	$15,607	$47,944	$29,249

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(21,835)	$–	$(21,837)	$2,317
Foreign currency forward contracts	–	–	10	–
Foreign currency transactions	27	–	28	–
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	7,271	(1,866)	(3,929)	(1,772)
Non-controlled affiliated investments	1,190	(7)	1,632	(141)
Foreign currency forward contracts	(54)	–	40	–
Foreign currency translations	(772)	–	445	–

Net realized and unrealized gains (losses)	$(14,173)	$(1,873)	$(23,611)	$404

(Provision) benefit for taxes on realized gain/loss on investments	$182	$2	$182	$(670)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(360)	–	(471)	–

NET INCREASE (DECREASE) IN MEMBERS’ CAPITAL RESULTING FROM OPERATIONS	$11,481	$13,736	$24,044	$28,983

Net investment income (loss) per unit (basic and diluted)	$2.61	$2.67	$5.12	$5.31
Earnings (loss) per unit (basic and diluted)	$1.16	$2.35	$2.57	$5.26
Weighted average units outstanding	9,904,133	5,842,449	9,368,224	5,512,501

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Members’ Capital at beginning of period	$905,325	$541,270	$807,461	$487,506
Increase (decrease) in Members’ Capital resulting from operations:
Net investment income	$25,832	$15,607	$47,944	$29,249
Net realized gain (loss) on investments	(21,808)	–	(21,799)	2,317
Net change in unrealized appreciation (depreciation) on investments	7,635	(1,873)	(1,812)	(1,913)
(Provision) benefit for taxes on realized gain/loss on investments	182	2	182	(670)
(Provision) benefit for unrealized appreciation/depreciation on investments	(360)	–	(471)	–

Net increase (decrease) in Members’ Capital resulting from operations	$11,481	$13,736	$24,044	$28,983

Distributions to Unitholders from:
Distributable earnings	$(20,000)	$(18,928)	$(44,442)	$(35,283)

Total distributions to Unitholders	$(20,000)	$(18,928)	$(44,442)	$(35,283)

Capital transactions:
Issuance of units (466,947, 898,270, 1,611,925 and 1,456,371 units, respectively)	$43,897	$87,794	$153,640	$142,666

Net increase in Members’ Capital resulting from capital transactions	$43,897	$87,794	$153,640	$142,666

TOTAL INCREASE (DECREASE) IN MEMBERS’ CAPITAL	$35,378	$82,602	$133,242	$136,366

Members’ Capital at end of period	$940,703	$623,872	$940,703	$623,872

Distributions declared per unit	$1.97	$2.92	$4.50	$5.85

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2019	June 30, 2018

Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations:	$24,044	$28,983
Adjustments to reconcile net increase (decrease) in Members’ Capital resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(290,691)	(258,084)
Payment-in-kind capitalized	(588)	–
Investments in affiliated money market fund, net	(32,363)	(3,535)
Proceeds from sales of investments and principal repayments	185,707	92,574
Net realized (gain) loss on investments	21,837	(2,317)
Net change in unrealized (appreciation) depreciation on investments	2,297	1,913
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(49)	–
Amortization of premium and accretion of discount, net	(4,978)	(2,980)
Amortization of deferred financing costs	943	1,037
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for common units sold	–	(4,103)
(Increase) decrease in interest and dividends receivable	336	(935)
(Increase) decrease in other assets	149	(103)
Increase (decrease) in interest and other debt expenses payable	1,534	2,322
Increase (decrease) in management fees payable	558	518
Increase (decrease) in incentive fees payable	4,655	5,239
Increase (decrease) in directors’ fees payable	88	83
Increase (decrease) in accrued expenses and other liabilities	(312)	1,211

Net cash provided by (used for) operating activities	$(86,833)	$(138,177)

Cash flows from financing activities:
Proceeds from issuance of common units	$153,640	$142,666
Distributions paid	(49,942)	(30,549)
Financing costs paid	(950)	(673)
Borrowings on debt	133,110	218,000
Repayments of debt	(155,250)	(180,500)

Net cash provided by (used for) financing activities	$80,608	$148,944

Net increase (decrease) in cash	(6,225)	10,767
Effect of foreign exchange rate changes on cash and cash equivalents	9	–
Cash, beginning of period	25,548	8,220

Cash, end of period	$19,332	$18,987

Supplemental and non-cash financing activities
Interest expense paid	$15,107	$8,582
Accrued but unpaid excise tax expense	$37	$–
Accrued but unpaid deferred financing and debt issuance costs	$–	$102
Accrued but unpaid distributions	$20,000	$18,928
Exchange of investments	$15,844	$1,054

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of June 30, 2019

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

Investments at Fair Value – 157.94% #

Corporate Debt – 154.47%

1st Lien/Senior Secured Debt – 93.74%
Accuity Delivery Systems, LLC^ (1) (2) (3)	Health Care Providers & Services	9.45%	L + 7.00%; 1.00% Floor	06/13/2023	$15,350	$14,969	$15,043
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	9.60%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	18,078	17,884	17,897
Associations, Inc.(1) (2) (3) (4)	Real Estate Management & Development	9.59%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	4,465	2,543	2,546
Associations, Inc.(1) (2) (3) (4) (5)	Real Estate Management & Development		L + 4.00%; 1.00% Floor	07/30/2024	886	(9)	(9)
Brillio, LLC(1) (2) (3)	IT Services	7.15%	L + 4.75%; 1.00% Floor	02/06/2025	6,990	6,924	6,920
Brillio, LLC(1) (2) (3) (4)	IT Services		L + 4.75%; 1.00% Floor	02/06/2025	2,330	—	(23)
Bullhorn, Inc.(1) (2) (3)	Internet Software & Services	9.28%	L + 6.75%; 1.00% Floor	11/21/2022	20,050	19,888	19,900
Bullhorn, Inc.(1) (2) (3)	Internet Software & Services	9.28%	L + 6.75%; 1.00% Floor	11/21/2022	4,801	4,766	4,765
Bullhorn, Inc.(1) (2) (3) (4) (5)	Internet Software & Services		L + 6.75%; 1.00% Floor	11/21/2022	952	(13)	(7)
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology	10.02%	L + 7.50%; 1.00% Floor	05/15/2023	31,875	31,356	31,237
Businessolver.com, Inc.(1) (2) (3) (4)	Health Care Technology	10.02%	L + 7.50%; 1.00% Floor	05/15/2023	4,781	2,568	2,534
Businessolver.com, Inc.(1) (2) (3) (4)	Health Care Technology	9.90%	L + 7.50%; 1.00% Floor	05/15/2023	3,984	416	398
Collaborative Imaging, LLC^^^ (1) (2) (3)	Health Care Providers & Services	9.09%	L + 6.50%; 1.00% Floor	03/28/2025	13,400	13,227	13,132
Continuum Managed Services LLC(1) (2) (3)	IT Services	8.41%	L + 6.00%; 1.00% Floor	06/08/2023	31,213	30,597	31,213
Continuum Managed Services LLC(1) (2) (3)	IT Services	8.41%	L + 6.00%; 1.00% Floor	06/08/2023	9,015	8,853	9,015
Continuum Managed Services LLC(1) (2) (3)	IT Services	8.41%	L + 6.00%; 1.00% Floor	06/08/2023	2,645	2,596	2,645
Continuum Managed Services LLC(1) (2) (3) (4) (5)	IT Services		L + 6.00%; 1.00% Floor	06/08/2022	3,280	(54)	—
CorePower Yoga, LLC(1) (2)	Diversified Consumer Services	7.08%	L + 4.75%	05/14/2025	12,488	12,304	12,301
CorePower Yoga, LLC(1) (2) (4) (5)	Diversified Consumer Services		L + 4.75%	05/14/2025	1,070	(16)	(16)
CorePower Yoga, LLC(1) (2) (4) (5)	Diversified Consumer Services		L + 4.75%	05/14/2025	3,568	(53)	(54)
Datacor Holdings, Inc.(2) (3)	Chemicals	9.50%		08/12/2022	13,693	13,531	13,522
DDS USA Holding, Inc.(1) (2) (3)	Health Care Equipment & Supplies	7.56%	L + 5.25%; 1.00% Floor	06/30/2022	5,784	5,760	5,741
DDS USA Holding, Inc.(1) (2) (3)	Health Care Equipment & Supplies	7.57%	L + 5.25%; 1.00% Floor	06/30/2022	5,760	5,735	5,716
DDS USA Holding, Inc.(1) (2) (3) (4) (5)	Health Care Equipment & Supplies		L + 5.25%; 1.00% Floor	06/30/2022	1,625	(7)	(12)
Diligent Corporation(1) (2) (3)	Professional Services	8.31%	L + 5.50%; 1.00% Floor	04/14/2022	€24,324	27,858	27,383
Diligent Corporation(1) (2) (3)	Professional Services	8.35%	L + 5.50%; 1.00% Floor	04/14/2022	2,240	2,216	2,218
Diligent Corporation(1) (2) (3) (4)	Professional Services	8.14%	L + 5.50%; 1.00% Floor	04/14/2022	1,900	1,636	1,653
Diligent Corporation(1) (2) (3)	Professional Services	8.19%	L + 5.50%; 1.00% Floor	04/14/2022	770	761	763
Diligent Corporation(1) (2) (3)	Professional Services	8.35%	L + 5.50%; 1.00% Floor	04/14/2022	373	368	369
Diligent Corporation(1) (2) (3) (4) (5)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	12,244	(129)	(122)
DiscoverOrg, LLC(1) (2)	Software	6.90%	L + 4.50%	02/02/2026	25,037	24,797	24,912
DocuTAP, Inc.(1) (2)	Health Care Technology	8.15%	L + 5.75%; 1.00% Floor	05/12/2025	37,308	36,392	36,935
Empirix, Inc.(1) (2) (3)	Diversified Telecommunication Services	8.58%	L + 6.25%; 1.00% Floor	09/25/2024	33,537	33,009	32,195
Empirix, Inc.(1) (2) (3) (4) (5)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,900	(28)	(76)
Fenergo Finance 3 Limited(1) (2) (3) (6)	Diversified Financial Services	8.58%	L + 6.25%; 1.00% Floor	09/05/2024	€26,900	30,779	30,282
Fenergo Finance 3 Limited(1) (2) (3) (4) (5) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,785	(27)	(18)
Fenergo Finance 3 Limited(1) (2) (3) (4) (5) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€2,300	(41)	(84)
FWR Holding Corporation(2) (3)	Hotels, Restaurants & Leisure	7.90%	L + 5.50%; 1.00% Floor	08/21/2023	13,432	13,184	13,298
FWR Holding Corporation(2) (3)	Hotels, Restaurants & Leisure	7.90%	L + 5.50%; 1.00% Floor	08/21/2023	2,683	2,635	2,657
FWR Holding Corporation(2) (3)	Hotels, Restaurants & Leisure	7.90%	L + 5.50%; 1.00% Floor	08/21/2023	1,697	1,666	1,680

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of June 30, 2019 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
FWR Holding Corporation(2) (3) (4)	Hotels, Restaurants & Leisure	7.90%	L + 5.50%; 1.00% Floor	08/21/2023	$1,764	$895	$908
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services	8.09%	L + 5.50%; 1.00% Floor	09/04/2024	15,262	14,990	14,957
Gastro Health Holdco, LLC(1) (2) (3) (4)	Health Care Providers & Services	8.09%	L + 5.50%; 1.00% Floor	09/04/2024	7,700	4,755	4,720
Gastro Health Holdco, LLC(1) (2) (3) (4) (5)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	09/04/2023	3,100	(52)	(62)
GlobalTranz Enterprises LLC(1) (2)	Road & Rail	7.39%	L + 5.00%	05/15/2026	12,195	11,953	11,738
GlobalTranz Enterprises LLC(1) (2) (4) (5)	Road & Rail		L + 5.00%	05/15/2026	3,147	(62)	(118)
Granicus, Inc.(1) (2)	Software	7.08%	L + 4.75%; 1.00% Floor	09/07/2022	13,033	12,914	12,903
Hygiena Borrower LLC(2)	Life Sciences Tools & Services	6.33%	L + 4.00%; 1.00% Floor	08/26/2022	5,659	5,592	5,545
Hygiena Borrower LLC(2) (4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	580	(7)	(12)
Hygiena Borrower LLC(2) (4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	863	(5)	(17)
iCIMS, Inc.(1) (2) (3)	Software	8.90%	L + 6.50%; 1.00% Floor	09/12/2024	45,158	44,350	44,255
iCIMS, Inc.(1) (3)	Software	8.90%	L + 6.50%; 1.00% Floor	09/12/2024	8,317	8,151	8,150
iCIMS, Inc.(1) (2) (3) (4) (5)	Software		L + 6.50%; 1.00% Floor	09/12/2024	2,822	(49)	(56)
Integral Ad Science, Inc.(1) (2) (3)	Media	9.66%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	36,063	35,441	35,432
Integral Ad Science, Inc.(1) (2) (3) (4) (5)	Media		L + 6.00%; 1.00% Floor	07/19/2023	2,741	(45)	(48)
Internet Truckstop Group, LLC(1) (2) (3)	Transportation Infrastructure	7.91%	L + 5.50%; 1.00% Floor	04/02/2025	34,500	33,667	33,637
Internet Truckstop Group, LLC(1) (2) (3) (4) (5)	Transportation Infrastructure		L + 5.50%; 1.00% Floor	04/02/2025	2,800	(67)	(70)
Lithium Technologies, Inc.(1) (2) (3)	Internet Software & Services	10.46%	L + 8.00%; 1.00% Floor	10/03/2022	58,727	57,694	57,699
Lithium Technologies, Inc.(1) (2) (3) (4) (5)	Internet Software & Services		L + 8.00%; 1.00% Floor	10/03/2022	4,046	(66)	(71)
Mailgun Technologies, Inc.(1) (2) (3)	Internet Software & Services	8.33%	L + 6.00%; 1.00% Floor	03/26/2025	20,329	19,936	19,922
Mailgun Technologies, Inc.(1) (2) (3) (4) (5)	Internet Software & Services		L + 6.00%; 1.00% Floor	03/26/2025	2,370	(45)	(47)
Midwest Transport, Inc.(1) (2) (3)	Road & Rail	9.65%	L + 7.00%; 1.00% Floor	10/02/2023	18,480	18,318	18,295
MMIT Holdings, LLC(1) (2) (3)	Health Care Technology	7.90%	L + 5.50%; 1.00% Floor	11/15/2024	24,776	24,316	24,280
MMIT Holdings, LLC(1) (2) (3) (4) (5)	Health Care Technology		L + 5.50%; 1.00% Floor	11/15/2024	4,788	(87)	(96)
Netvoyage Corporation(1) (2) (3)	Software	11.41%	L + 9.00%; 1.00% Floor	03/22/2024	13,659	13,460	13,489
Netvoyage Corporation(1) (2) (3) (4) (5)	Software		L + 9.00%; 1.00% Floor	03/24/2022	1,044	(12)	(13)
Pathway Vet Alliance LLC(1) (2) (3)	Health Care Providers & Services	6.90%	L + 4.50%	12/20/2024	7,413	7,343	7,338
Pathway Vet Alliance LLC(1) (2) (3) (4)	Health Care Providers & Services	6.90%	L + 4.50%	12/21/2024	2,617	1,209	1,201
Picture Head Midco LLC(1) (2) (3)	Media	9.15%	L + 6.75%; 1.00% Floor	08/31/2023	39,310	38,599	38,622
Picture Head Midco LLC(1) (2) (3)	Media	9.14%	L + 6.75%; 1.00% Floor	08/31/2023	2,910	2,910	2,859
Power Stop, LLC(1) (2)	Auto Components	7.09%	L + 4.75%	10/19/2025	11,471	11,445	11,357
SF Home Décor, LLC(1) (2) (3)	Household Products	11.83%	L + 9.50%; 1.00% Floor	07/13/2022	28,835	28,251	28,114
Shopatron, LLC(1) (3)	Internet Catalog & Retail	11.83%	L + 9.50%; 1.00% Floor	12/18/2020	6,667	6,557	6,550
SPay, Inc.(1) (2) (3)	Internet Software & Services	8.15%	L + 5.75%; 1.00% Floor	06/17/2024	15,548	15,282	15,003
SPay, Inc.(1) (2) (3) (4)	Internet Software & Services	8.23%	L + 5.75%; 1.00% Floor	06/17/2024	1,730	1,124	1,093
SPay, Inc.(1) (2) (3) (4)	Internet Software & Services	8.34%	L + 5.75%; 1.00% Floor	06/17/2024	8,630	504	273
VRC Companies, LLC(2) (3)	Commercial Services & Supplies	8.90%	L + 6.50%; 1.00% Floor	03/31/2023	8,332	8,263	8,249
VRC Companies, LLC(2) (3) (4)	Commercial Services & Supplies	8.90%	L + 6.50%; 1.00% Floor	03/31/2023	2,322	1,239	1,237
VRC Companies, LLC(2) (3) (4)	Commercial Services & Supplies	9.77%	L + 6.50%; 1.00% Floor	03/31/2022	264	148	147
Wine.com, LLC(1) (2) (3)	Beverages	9.59%	L + 7.00%; 1.00% Floor	11/14/2024	9,600	9,423	9,408
Wrike, Inc.(1) (2) (3)	Professional Services	9.16%	L + 6.75%; 1.00% Floor	12/31/2024	24,433	23,976	23,944
Wrike, Inc.(1) (2) (3) (4) (5)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	2,400	(44)	(48)
Xactly Corporation(1) (2) (3)	Internet Software & Services	9.66%	L + 7.25%; 1.00% Floor	07/29/2022	40,879	40,278	40,368

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of June 30, 2019 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Xactly Corporation(1) (2) (3) (4) (5)	Internet Software & Services		L + 7.25%; 1.00% Floor	07/29/2022	$2,554	$(32)	$(32)
Yasso, Inc.(1) (2) (3)	Food Products	10.15%	L + 7.75%; 1.00% Floor	03/23/2022	12,865	12,709	12,414

Total 1st Lien/Senior Secured Debt						883,960	881,866

1st Lien/Last-Out Unitranche (7) - 12.80%
Intelligent Document Solutions, Inc.(1) (2) (3)	Diversified Financial Services	8.33%	L + 6.00%; 1.00% Floor	02/28/2024	30,800	29,977	29,953
Intelligent Document Solutions, Inc.(1) (2) (3) (4)	Diversified Financial Services	8.40%	L + 6.00%; 1.00% Floor	02/28/2024	21,100	16,371	16,342
RugsUSA, LLC(1) (2) (3)	Household Products	8.33%	L + 6.00%; 1.00% Floor	04/30/2023	8,830	8,759	8,764
Smarsh, Inc.(1) (2) (3)	Software	10.29%	L + 7.88%; 1.00% Floor	03/31/2021	56,356	55,758	55,792
Vantage Mobility International, LLC(2) (3)	Health Care Equipment & Supplies	8.44%	L + 6.00% PIK; 1.00% Floor	06/30/2023	10,055	10,055	9,552
Vantage Mobility International, LLC(2) (3) (4)	Health Care Equipment & Supplies		L + 6.00% PIK; 1.00% Floor	06/30/2023	717	–	(36)

Total 1st Lien/Last-Out Unitranche						120,920	120,367

2nd Lien/Senior Secured Debt - 47.47%
American Dental Partners, Inc.(1) (2) (3)	Health Care Providers & Services	10.83%	L + 8.50%; 1.00% Floor	09/25/2023	9,180	9,015	9,019
Chase Industries, Inc.(1) (2) (3)	Building Products	10.54%	L + 8.00%; 1.00% Floor	05/11/2026	25,700	25,004	24,865
Chase Industries, Inc.(1) (2) (3) (4) (5)	Building Products		L + 8.00%; 1.00% Floor	05/11/2026	6,400	(166)	(208)
DiscoverOrg, LLC(1) (2)	Software	10.90%	L + 8.50%	02/01/2027	15,400	15,176	15,188
DuBois Chemicals, Inc.(1) (2)	Chemicals	10.40%	L + 8.00%; 1.00% Floor	03/15/2025	25,330	24,926	24,633
ERC Finance, LLC(1) (2) (3)	Health Care Providers & Services	10.62%	L + 8.22%; 1.00% Floor	09/22/2025	29,800	29,236	29,204
Genesis Acquisition Co.(1) (2) (3)	Diversified Financial Services	10.04%	L + 7.50%	07/31/2025	10,500	10,262	10,211
Genesis Acquisition Co.(1) (2) (3) (4) (5)	Diversified Financial Services		L + 7.50%	07/31/2025	2,700	(30)	(74)
Hygiena Borrower LLC(2) (3)	Life Sciences Tools & Services	10.08%	L + 7.75%; 1.00% Floor	08/26/2023	2,810	2,763	2,761
Hygiena Borrower LLC(2) (3) (4)	Life Sciences Tools & Services	10.08%	L + 7.75%; 1.00% Floor	08/26/2023	1,030	137	129
ICP Industrial, Inc.(1) (2) (3)	Chemicals	10.64%	L + 8.25%; 1.00% Floor	05/03/2024	30,700	30,085	30,086
Intelligent Medical Objects, Inc.(1) (2) (3)	Health Care Technology	10.81%	L + 8.50%; 1.00% Floor	12/22/2024	23,100	22,602	22,811
Market Track, LLC(1) (2) (3)	Internet Catalog & Retail	10.15%	L + 7.75%; 1.00% Floor	06/05/2025	32,800	32,002	31,488
National Spine and Pain Centers, LLC(1) (2) (3)	Health Care Providers & Services	10.65%	L + 8.25%; 1.00% Floor	12/02/2024	28,500	27,821	27,787
Odyssey Logistics & Technology Corporation(1) (2)	Road & Rail	10.40%	L + 8.00%; 1.00% Floor	10/12/2025	28,152	27,607	27,589
Recipe Acquisition Corp.(2) (3)	Food Products	10.33%	L + 8.00%; 1.00% Floor	12/01/2022	20,000	19,764	19,750
RSC Acquisition, Inc.(1) (2) (3)	Insurance	10.58%	L + 8.00%; 1.00% Floor	11/30/2023	12,900	12,795	12,771
RSC Acquisition, Inc.(1) (2) (3)	Insurance	10.58%	L + 8.00%; 1.00% Floor	11/30/2023	8,310	8,239	8,227
RSC Acquisition, Inc.(1) (2) (3)	Insurance	10.53%	L + 8.00%; 1.00% Floor	11/30/2023	7,200	7,065	7,128
RSC Acquisition, Inc.(1) (2) (3) (4)	Insurance	10.40%	L + 8.00%; 1.00% Floor	11/30/2023	6,400	3,278	3,264
SMB Shipping Logistics, LLC(1) (2) (3)	Air Freight & Logistics	10.52%	L + 8.00%; 1.00% Floor	02/03/2025	33,333	32,852	32,667
Spectrum Plastics Group, Inc.(1) (2)	Containers & Packaging	9.40%	L + 7.00%; 1.00% Floor	01/31/2026	9,975	9,932	9,327
USRP Holdings, Inc.(1) (2) (3)	Insurance	11.08%	L + 8.75%; 1.00% Floor	09/29/2025	10,300	10,186	10,171
USRP Holdings, Inc.(1) (2) (3) (4)	Insurance	11.15%	L + 8.75%; 1.00% Floor	09/29/2025	2,600	1,689	1,684
Viant Medical Holdings, Inc.(1) (2)	Health Care Equipment & Supplies	10.08%	L + 7.75%	07/02/2026	12,470	12,356	12,252
Xcellence, Inc.(1) (2) (3)	IT Services	11.28%	L + 8.75%; 1.00% Floor	06/22/2024	27,900	27,282	27,412
YI, LLC(1) (2) (3)	Health Care Equipment & Supplies	10.08%	L + 7.75%; 1.00% Floor	11/07/2025	22,903	22,317	22,273
Zep Inc.(1) (2)	Chemicals	10.58%	L + 8.25%; 1.00% Floor	08/11/2025	35,700	34,952	24,157

Total 2nd Lien/Senior Secured Debt						459,147	446,572

Unsecured Debt - 0.46%
Recipe Acquisition Corp.(3)	Food Products	13.25% PIK		12/21/2022	4,361	4,314	4,306

Total Unsecured Debt						4,314	4,306

Total Corporate Debt						1,468,341	1,453,111

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of June 30, 2019 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value
Preferred Stock – 1.76%
Accuity Delivery Systems, LLC^ (1) (3) (8) (9)		Health Care Providers & Services	145,695	$4,800	$6,720
Recipe Acquisition Corp.(3) (8) (9)	Food Products	11.00% PIK	1,600	1,496	2,018
Vantage Mobility International, LLC(3) (8) (9)		Health Care Equipment & Supplies	11,486,738	6,010	4,939
Wine.com, LLC(1) (3) (8) (9)		Beverages	337,425	2,900	2,899

Total Preferred Stock				15,206	16,576

Common Stock – 1.70%
Collaborative Imaging Holdco, LLC – Class B^^^ (1) (3) (9)		Health Care Providers & Services	12,370	1,668	2,215
Collaborative Imaging Holdco, LLC – Performance Units^^^ (1) (3) (6) (8) (9)		Health Care Providers & Services	11,675	232	661
Continuum Managed Services LLC – Class A(1) (3) (8) (9)		IT Services	1,079	1,079	1,296
Continuum Managed Services LLC – Class B(1) (3) (8) (9)		IT Services	731,623	11	1,844
Country Fresh Holding Company Inc.(1) (3) (8) (9)		Food Products	986	1,232	1,205
Elah Holdings, Inc.^ (1) (3) (8) (9)		Capital Markets	69,386	3,354	3,354
National Spine and Pain Centers, LLC(1) (3) (8) (9)		Health Care Providers & Services	900	900	383
Vantage Mobility International, LLC(3) (8) (9)		Health Care Equipment & Supplies	5,371,684	–	54
Wrike, Inc.(1) (3) (8) (9)		Professional Services	524,730	3,260	4,423
Yasso, Inc.(1) (3) (8) (9)		Food Products	1,360	1,360	566

Total Common Stock				13,096	16,001

Portfolio Company	Industry		Units	Cost	Fair Value

Warrants – 0.01%
Recipe Acquisition Corp.(3) (9)		Food Products	44	$104	$89

Total Warrants				104	89

		Yield	Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund – 3.44% #
Goldman Sachs Financial Square Government Fund - Institutional Shares^^^		2.26%(10)	32,363,000	$32,363	$32,363

Total Investments in Affiliated Money Market Fund				32,363	32,363

TOTAL INVESTMENTS – 161.38%				$1,529,110	$1,518,140

LIABILITIES IN EXCESS OF OTHER ASSETS – (61.38%)					$(577,437)

NET ASSETS – 100.00%					$940,703

(+)

The Consolidated Schedule of Investments discloses the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of June 30, 2019, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.18%, 2.20%, 2.32%, 2.33%, 2.40% and 2.37%, respectively. As of June 30, 2019, P was 5.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2019.

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

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of June 30, 2019 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

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

(6)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2019 the aggregate fair value of these securities is $30,841 or 1.99% of the Company’s total assets.

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

(8)	Non-income producing security.
(9)

Securities exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2019, the aggregate fair value of these securities is $32,666 or 3.47% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC – Preferred Stock	06/13/2018
Collaborative Imaging Holdco, LLC – Class B – Common Stock	03/30/2018
Collaborative Imaging Holdco, LLC – Performance Units – Common Stock	03/30/2018
Continuum Managed Services LLC – Class A – Common Stock	06/08/2017
Continuum Managed Services LLC – Class B – Common Stock	06/08/2017
Country Fresh Holding Company Inc. – Common Stock	04/29/2019
Elah Holdings, Inc. – Common Stock	05/09/2018
National Spine and Pain Centers, LLC – Common Stock	06/02/2017
Recipe Acquisition Corp. – Preferred Stock	12/22/2016
Recipe Acquisition Corp. – Warrants	12/22/2016
Vantage Mobility International, LLC – Common Stock	05/23/2019
Vantage Mobility International, LLC – Preferred Stock	05/23/2019
Wine.com, LLC – Preferred Stock	11/14/2018
Wrike, Inc. – Common Stock	12/31/2018
Yasso, Inc. – Common Stock	03/23/2017

(10)	The rate shown is the annualized seven-day yield as of June 30, 2019.

PIK Payment In Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 447	EUR 375	07/03/2019	$20
Bank of America, N.A.	USD 360	EUR 301	08/05/2019	16
Bank of America, N.A.	USD 472	EUR 394	10/04/2019	21
Bank of America, N.A.	USD 378	EUR 314	11/05/2019	18
Bank of America, N.A.	USD 472	EUR 390	01/06/2020	22
Bank of America, N.A.	USD 479	EUR 393	04/06/2020	23
Bank of America, N.A.	USD 480	EUR 390	07/06/2020	25

				$145

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

The investment period commenced on the Initial Closing Date and continued through May 5, 2019. Following the end of the investment period, the Company will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or anticipated Company expenses, liabilities, including the payment or repayment of indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, or other obligations, contingent or otherwise, including the Management Fee (as defined below), whether incurred before or after the end of the investment period, (ii) to fulfill investment commitments made or approved by the Investment Committee (as defined below) prior to the expiration of the Investment Period, (iii) to engage in hedging transactions or (iv) to make additional investments in existing portfolio companies (including transactions to hedge interest rate or currency risks related to such additional investment).

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2019. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three and six months ended June 30, 2019, the Company earned $1,609 and $1,686 in prepayment premiums, respectively, and $1,963 and $2,545 in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively. For the three and six months ended June 30, 2018, the Company earned $389 and $1,126 in prepayment premiums, respectively, and $681 and $1,421 in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively.

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

Certain structuring fees, amendment fees, syndication fees and commitment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered over time.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of each of June 30, 2019 and December 31, 2018, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2019 and December 31, 2018, the Company held an aggregate cash balance of $19,332 and $25,548, respectively. Foreign currency of $1,841 (acquisition cost of $1,829) and $553 (acquisition cost of $550) is included in cash as of June 30, 2019 and December 31, 2018, respectively.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its Unitholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to Unitholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and six months ended June 30, 2019, the Company accrued excise taxes of $37 and $37, respectively. As of June 30, 2019, $37 of accrued excise taxes remained payable. For the three and six months ended June 30, 2018, the Company accrued excise taxes of $0 and $0, respectively.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three and six months ended June 30, 2019, the Company accrued provision for taxes on realized gains on investments of $(182) and $(182), respectively. For the three and six months ended June 30, 2019, the Company accrued provision for taxes on unrealized gains on investments of $360 and $471, respectively. For the three and six months ended June 30, 2018, the Company accrued provision for taxes on realized gains on investments of $(2) and $670, respectively. For the three and six months ended June 30, 2018, the Company accrued provision for taxes on unrealized gains on investments of $0 and $0, respectively. As of June 30, 2019, $874 of income taxes remained payable.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of, and amendments to, the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”) and the revolving credit facility between the Company and Bank of America, N.A. (the “BoA Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”). These costs are amortized using the straight-line method over the respective term of the Revolving Credit Facility. Deferred financing costs related to the Revolving Credit Facilities are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.

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

Consolidated Statements of Changes in Members’ Capital – The table below provides a reconciliation for previously disclosed distributions from net investment income and realized gain for the six months ended June 30, 2018 to distributions from distributable earnings as disclosed in the current filing.

Distributions to Unitholders from:	For the six months ended June 30, 2018
Net investment income	$(35,283)

Total distributions to Unitholders	$(35,283)

3.	SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

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

For the three and six months ended June 30, 2019, Management Fees amounted to $3,468 and $6,689, respectively. For the three and six months ended June 30, 2018, Management Fees amounted to $2,193 and $4,130, respectively. As of June 30, 2019, $3,468 remained payable.

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

For the three and six months ended June 30, 2019, the Company accrued unvested Incentive Fees of $2,258 and $4,655, respectively. For the three and six months ended June 30, 2018, the Company accrued unvested Incentive Fees of $2,496 and $5,239, respectively. As of June 30, 2019, $21,835 remained payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and six months ended June 30, 2019 and 2018, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and six months ended June 30, 2019, the Company incurred expenses for services provided by the Administrator and the Custodian of $291 and $561, respectively. For the three and six months ended June 30, 2018, the Company incurred expenses for services provided by the Administrator and the Custodian of $193 and $378, respectively. As of June 30, 2019, $239 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three and six months ended June 30, 2019, the Company incurred expenses for services provided by the Transfer Agent of $43 and $72, respectively. For the three and six months ended June 30, 2018, the Company incurred expenses for services provided by the Transfer Agent of $33 and $59, respectively. As of June 30, 2019, $31 remained payable.

Affiliates

The Company’s investments in affiliates for the six months ended June 30, 2019 were as follows:

	Fair Value as of December 31, 2018	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2019	Dividend, Interest and Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$–	$582,353	$(549,990)	$–	$–	$32,363	$185
Accuity Delivery Systems, LLC	20,688	39	–	–	1,036	21,763	793
Collaborative Imaging Holdco, LLC	15,400	12	–	–	596	16,008	695
Elah Holdings, Inc.	3,354	–	–	–	–	3,354	–
Total Non-Controlled Affiliates	$39,442	$582,404	$(549,990)	$–	$1,632	$73,488	$1,673

(1)	Fund advised by an affiliate of Goldman Sachs.
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

The Company’s investments in affiliates for the year ended December 31, 2018 were as follows:

	Fair Value as of December 31, 2017	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2018	Dividend, Interest and Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$1,313	$563,297	$(564,610)	$–	$–	$–	$202
Accuity Delivery Systems, LLC	–	19,730	–	–	958	20,688	860
Collaborative Imaging Holdco, LLC	–	15,115	–	–	285	15,400	1,053
Elah Holdings, Inc.	–	3,354	–	–	–	3,354	–
Total Non-Controlled Affiliates	$1,313	$601,496	$(564,610)	$–	$1,243	$39,442	$2,115

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due To Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of June 30, 2019 and December 31, 2018, there were $376 and $486, respectively, included within Accrued expenses and other liabilities and $0 and $68, respectively, included within Interest and other debt expense payable paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted exemptive relief (“Exemptive Relief”) that permits the Company to co-invest with Goldman Sachs BDC, Inc. (“GS BDC”), Goldman Sachs Middle Market Lending Corp. (“GS MMLC”), Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II) and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, after the date of the exemptive order, subject to certain conditions including that co-investments are made in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the Exemptive Relief, and are allocated fairly amount participants. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of GS BDC, GS MMLC, GS PMMC II and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

4.	INVESTMENTS

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $32,363 and $0, respectively) consisted of the following:

	June 30, 2019		December 31, 2018
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$883,960	$881,866	$743,103	$741,446
1st Lien/Last-Out Unitranche	120,920	120,367	165,256	163,253
2nd Lien/Senior Secured Debt	459,147	446,572	473,202	466,793
Unsecured Debt	4,314	4,306	4,309	4,295
Preferred Stock	15,206	16,576	10,196	12,159
Common Stock	13,096	16,001	11,864	11,285
Warrants	104	89	104	130
Total Investments	$1,496,747	$1,485,777	$1,408,034	$1,399,361

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	June 30, 2019		December 31, 2018
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	11.8%	18.6%	10.4%	18.0%
Internet Software & Services	10.7	16.9	9.4	16.3
Health Care Providers & Services	8.9	14.1	8.4	14.5
Health Care Technology	7.9	12.6	4.7	8.1
Chemicals	6.2	9.8	7.3	12.7
Diversified Financial Services	5.8	9.2	6.4	11.1
IT Services	5.4	8.5	8.4	14.6
Media	5.2	8.2	5.0	8.7
Professional Services	4.1	6.4	4.4	7.6
Health Care Equipment & Supplies	4.1	6.4	4.9	8.5
Road & Rail	3.9	6.1	3.3	5.7
Insurance	2.9	4.6	2.3	4.1
Food Products	2.7	4.3	3.6	6.2
Internet Catalog & Retail	2.6	4.0	2.2	3.9
Household Products	2.5	3.9	2.7	4.7
Transportation Infrastructure	2.3	3.6	–	–
Air Freight & Logistics	2.2	3.5	2.3	4.0
Diversified Telecommunication Services	2.2	3.4	2.4	4.1
Building Products	1.7	2.6	1.8	3.1
Real Estate Management & Development	1.4	2.2	1.4	2.4
Hotels, Restaurants & Leisure	1.2	2.0	1.3	2.2
Beverages	0.8	1.3	0.9	1.5
Diversified Consumer Services	0.8	1.3	2.4	4.2
Auto Components	0.8	1.2	0.8	1.4
Commercial Services & Supplies	0.6	1.0	0.5	0.9
Containers & Packaging	0.6	1.0	0.7	1.2
Life Sciences Tools & Services	0.5	0.8	0.6	1.0
Capital Markets	0.2	0.4	0.2	0.4
Distributors	–	–	1.3	2.2
Total	100.0%	157.9%	100.0%	173.3%

(1)	Position is an unfunded loan commitment

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	June 30, 2019	December 31, 2018
United States	98.0%	97.9%
Ireland	2.0	2.1
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of June 30, 2019 and December 31, 2018. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of June 30, 2019(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of June 30, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$766,392	• Discount Rate	6.8% - 12.5% (9.1%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$120,367	• Discount Rate	8.1% - 10.1% (9.9%)
	2nd Lien/Senior Secured	Discounted cash flows:
	$333,426	• Discount Rate	10.2% - 11.2% (10.7%)
	Unsecured Debt	Discounted cash flows:
	$4,306	• Discount Rate	3.7% - 18.5% (13.7%)
Equity	Preferred Stock	Comparable multiples:
	$16,576	• EV/Revenue	1.5x - 3.4x (1.2x)
Comparable multiples:
		• EV/EBITDA(5)	7.8x - 16.5x (12.9x)
	Common Stock	Discounted cash flows:
	$16,001	• Discount Rate	14.9% - 30.8% (24.5%)
Comparable multiples:
		• EV/Revenue	5.6x - 22.2x (9.5x)
Comparable multiples:
		• EV/EBITDA(5)	7.8x - 15.2x (12.9x)
	Warrants	Comparable multiples:
	$89	• EV/EBITDA(5)	8.0x - 18.0x (13.3x)

(1)

Included within Level 3 assets of $1,347,719 is an amount of $90,562 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2019 and December 31, 2018. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of June 30, 2019:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$24,912	$856,954	$881,866
1st Lien/Last-Out Unitranche	–	–	120,367	120,367
2nd Lien/Senior Secured Debt	–	113,146	333,426	446,572
Unsecured Debt	–	–	4,306	4,306
Preferred Stock	–	–	16,576	16,576
Common Stock	–	–	16,001	16,001
Warrants	–	–	89	89
Affiliated Money Market Fund	32,363	–	–	32,363
Total assets	$32,363	$138,058	$1,347,719	$1,518,140

Derivatives	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (asset)(1)	$–	$145	$–	$145
Total	$–	$145	$–	$145

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2018:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$–	$741,446	$741,446
1st Lien/Last-Out Unitranche	–	–	163,253	163,253
2nd Lien/Senior Secured Debt	–	59,865	406,928	466,793
Unsecured Debt	–	–	4,295	4,295
Preferred Stock	–	–	12,159	12,159
Common Stock	–	–	11,285	11,285
Warrants	–	–	130	130
Affiliated Money Market Fund	–	–	–	–
Total assets	$–	$59,865	$1,339,496	$1,399,361

Derivatives	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (asset)(1)	$–	$105	$–	$105
Total	$–	$105	$–	$105

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2019:

Level 3	Beginning Balance as of January 1, 2019	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of June 30, 2019
1st Lien/Senior Secured Debt	$741,446	$221,630	$(10)	$(552)	$(108,456)	$2,896	$–	$–	$856,954
1st Lien/Last-Out Unitranche	163,253	14,232	(10,236)	1,450	(49,397)	1,065	–	–	120,367
2nd Lien/Senior Secured Debt	406,928	22,961	(12,341)	2,430	(40,904)	947	–	(46,595)	333,426
Unsecured Debt	4,295	–	–	6	–	5	–	–	4,306
Preferred Stock	12,159	6,010	750	(593)	(1,750)	–	–	–	16,576
Common Stock	11,285	1,232	–	3,484	–	–	–	–	16,001
Warrants	130	–	–	(41)	–	–	–	–	89
Total assets	$1,339,496	$266,065	$(21,837)	$6,184	$(200,507)	$4,913	$–	$(46,595)	$1,347,719

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held as of June 30, 2019 totaled $4,842, consisting of the following: 1st Lien/Senior Secured Debt $(81), 1st Lien/Last-Out Unitranche $1,416, 2nd Lien/Senior Secured Debt $181, Unsecured Debt $6, Preferred Stock $(123), Common Stock $3,484 and Warrants $(41).

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

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the six months ended June 30, 2019, transfers from Level 3 to Level 2 were primarily due to increased price transparency. For the six months ended June 30, 2018, transfers from Level 2 to Level 3 were primarily due to decreased price transparency.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2019 and December 31, 2018, approximates its carrying value.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of June 30, 2019 and December 31, 2018, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities (which includes the Revolving Credit Facilities) was 269% and 239%, respectively.

The Company’s outstanding debt as of June 30, 2019 and December 31, 2018 was as follows:

	As of
	June 30, 2019			December 31, 2018
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(3)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(3)
BoA Revolving Credit Facility(1)	N/A	N/A	N/A	$130,000	$19,500	$110,500
JPM Revolving Credit Facility(2)	630,000	76,200	552,322	465,000	–	463,962
Total Debt	$630,000	$76,200	$552,322	$595,000	$19,500	$574,462

(1)	As of December 31, 2018, all outstanding borrowings were in USD.
(2)

The Company may borrow amounts in USD or certain other permitted currencies. As of June 30, 2019, the Company had outstanding borrowings denominated in USD of $494,443 and in Euros (EUR) of EUR 50,900. As of December 31, 2018, the Company had outstanding borrowings denominated in USD of $405,643 and in Euros (EUR) of EUR 50,900.

(3)	Debt outstanding denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of June 30, 2019 and December 31, 2018.

The combined weighted average interest rates of the aggregate borrowings outstanding for the six months ended June 30, 2019 and for the year ended December 31, 2018 were 5.90% and 5.30%, respectively.

BoA Revolving Credit Facility

The Company entered into the BoA Revolving Credit Facility on July 18, 2016 with Bank of America, N.A. as administrative agent , lead arranger, letter of credit issuer and lender. The Company amended the BoA Revolving Credit Facility on March 3, 2017, July 16, 2018 and August 1, 2018.

On May 31, 2019, the BoA Revolving Credit Facility matured and the Company has repaid in full all indebtedness, liabilities and other obligations thereof. In connection with the maturity of the BoA Revolving Credit Facility, all liens on collateral were released.

Costs of $2,383 were incurred in connection with obtaining and amending the BoA Revolving Credit Facility, which were recorded as deferred financing costs on the Consolidated Statements of Financial Condition and were amortized over the life of the BoA Revolving Credit Facility using the straight-line method until maturity. As of June 30, 2019 and December 31, 2018, outstanding deferred financing costs were $0 and $163, respectively.

The summary information of the BoA Revolving Credit Facility for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Borrowing interest expense	$54	$2,616	$1,089	$5,332
Facility fees	14	25	26	34
Amortization of financing costs	66	223	165	443
Total	$134	$2,864	$1,280	$5,809
Weighted average interest rate	5.04%	4.99%	5.07%	4.82%
Average outstanding balance	$4,266	$210,500	$43,315	$223,160

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) the three-month London InterBank Offered Rate (“LIBOR”) LIBOR (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%; and, with respect to advances denominated in a currency other than USD, the annual rate of interest is the reference rate then in effect for determining interest rates on commercial loans made in the applicable jurisdiction of such currency, in all cases, plus the applicable margin. The applicable margin is 3.50% per annum. SPV initially paid a commitment fee of 1.00% per annum (or 0.50% per annum during the first nine months from the date the JPM Revolving Credit Facility was entered into) on the average daily unused amount of the financing commitments until the third anniversary of the JPM Revolving Credit Facility.

The JPM Revolving Credit Facility is a multicurrency facility. As of June 30, 2019, the total commitments under the JPM Revolving Credit Facility were $630,000. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fourth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $6,063 were incurred in connection with obtaining and amending the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of June 30, 2019 and December 31, 2018, outstanding deferred financing costs were $3,930 and $3,828, respectively.

The summary information of the JPM Revolving Credit Facility for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Borrowing interest expense	$7,962	$3,196	$15,486	$5,501
Facility fees	196	281	335	603
Amortization of financing costs	409	297	779	594
Total	$8,567	$3,774	$16,600	$6,698
Weighted average interest rate	5.90%	5.88%	5.97%	5.61%
Average outstanding balance	$541,493	$218,022	$522,978	$197,569

7.	DERIVATIVES

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

For the three and six months ended June 30, 2019, the Company’s average USD notional exposure to foreign currency forward contracts were $3,373 and $3,737, respectively. The Company did not hold any derivative instruments prior to August 8, 2018.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of June 30, 2019.

Counterparty	Gross Amount of Assets on the Consolidated Statements of Financial Condition	Gross Amount of (Liabilities) on the Consolidated Statements of Financial Condition	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Financial Condition	Collateral (Received) Pledged (1)	Net Amounts (2)
Bank of America, N.A.	$145	$–	$145	$–	$145
Total	$145	$–	$145	$–	$145

(1)	Amount excludes excess cash collateral paid.
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

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the three and six months ended June 30, 2019 and 2018 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net realized gain (loss) on foreign currency forward contracts	$–	$–	$10	$–
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$(54)	$–	$40	$–
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(54)	$–	$50	$–

8.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of the dates indicated, the Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2019			December 31, 2018
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,097,430	$109,743	90%	$1,097,430	$263,383	76%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of June 30, 2019, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of the dates indicated, the Company had the following unfunded commitments by investment types:

	June 30, 2019			December 31, 2018
	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)
1st Lien/Senior Secured Debt
Picture Head Midco LLC	–	$–	$–	03/31/2019	$3,840	$(77)
VRC Companies, LLC	–	–	–	09/27/2019	1,313	(13)
Diligent Corporation	–	–	–	08/03/2020	374	(5)
Datto, Inc.	–	–	–	12/07/2022	3,739	(28)
Picture Head Midco LLC	–	–	–	08/31/2023	2,661	(54)
VRC Companies, LLC	01/28/2020	1,061	(11)	–	–	–
Businessolver.com, Inc.	05/15/2020	2,152	(43)	05/15/2020	3,550	(72)
GlobalTranz Enterprises LLC	05/15/2020	3,147	(118)	–	–	–
SPay, Inc.	06/15/2020	8,055	(282)	06/15/2020	8,544	(216)
Hygiena Borrower LLC	06/29/2020	863	(17)	06/29/2020	857	(17)
Gastro Health Holdco, LLC	09/04/2020	2,826	(57)	09/04/2020	7,642	(154)
Diligent Corporation	12/19/2020	12,244	(122)	12/19/2020	14,490	(181)
Pathway Vet Alliance LLC	12/21/2020	1,390	(14)	–	–	–
Brillio, LLC	02/06/2021	2,330	(23)	–	–	–
CorePower Yoga, LLC	05/14/2021	3,568	(54)	–	–	–
Associations, Inc.	07/30/2021	1,874	(19)	07/30/2021	2,858	(29)
Netvoyage Corporation	03/24/2022	1,044	(13)	03/24/2022	1,044	(13)
VRC Companies, LLC	03/31/2022	114	(1)	03/31/2022	129	(1)
Diligent Corporation	04/14/2022	228	(2)	04/14/2022	1,140	(14)
Continuum Managed Services, LLC	06/08/2022	3,280	–	06/08/2022	3,280	(66)
DDS USA Holding, Inc.	06/30/2022	1,625	(12)	06/30/2022	1,625	(12)
Xactly Corporation	07/29/2022	2,554	(32)	07/29/2022	2,554	(38)
Hygiena Borrower LLC	08/26/2022	580	(12)	08/26/2022	580	(12)
Lithium Technologies, Inc.	10/03/2022	4,046	(71)	10/03/2022	4,046	(81)
Bullhorn, Inc.	11/21/2022	952	(7)	–	–	–
Businessolver.com, Inc.	05/15/2023	3,506	(70)	05/15/2023	2,391	(48)
Integral Ad Science, Inc.	07/19/2023	2,741	(48)	07/19/2023	2,741	(55)
FWR Holding Corporation	08/21/2023	838	(8)	08/21/2023	1,103	(22)
Gastro Health Holdco, LLC	09/04/2023	3,100	(62)	09/04/2023	3,100	(62)
Empirix, Inc.	09/25/2023	1,900	(76)	09/25/2023	1,900	(33)
SPay, Inc.	06/17/2024	577	(20)	06/17/2024	461	(12)
Associations, Inc.	07/30/2024	886	(9)	07/30/2024	886	(9)
Fenergo Finance 3 Limited(3)	09/05/2024	2,615	(84)	09/05/2024	2,635	(91)
Fenergo Finance 3 Limited	09/05/2024	1,785	(18)	09/05/2024	1,785	(36)
iCIMS, Inc.	09/12/2024	2,822	(56)	09/12/2024	2,822	(56)
MMIT Holdings, LLC	11/15/2024	4,788	(96)	11/15/2024	3,830	(77)
Wrike, Inc.	12/31/2024	2,400	(48)	12/31/2024	2,400	(48)
Mailgun Technologies, Inc.	03/26/2025	2,370	(47)	–	–	–
Internet Truckstop Group, LLC	04/02/2025	2,800	(70)	–	–	–
CorePower Yoga, LLC	05/14/2025	1,070	(16)	–	–	–
Total 1st Lien/Senior Secured Debt		88,131	(1,638)		90,320	(1,632)
1st Lien/Last-Out Unitranche
Intelligent Document Solutions, Inc.	02/28/2020	$4,178	$(115)	02/28/2020	$8,356	$(251)
Vantage Mobility International, LLC	09/09/2021	717	(36)	–	–	–
Total 1st Lien/Last-Out Unitranhce		4,895	(151)		8,356	(251)
2nd Lien/Senior Secured Debt
RSC Acquisition, Inc.	03/05/2020	$3,072	$(31)	03/05/2020	$6,400	$(64)
USRP Holdings, Inc.	03/29/2020	884	(11)	03/29/2020	884	(11)
Chase Industries, Inc.	05/11/2020	6,400	(208)	05/11/2020	6,400	(208)
Hygiena Borrower LLC	06/29/2020	883	(15)	06/29/2020	874	(15)
Genesis Acquisition Co.	07/31/2020	2,700	(74)	07/31/2020	2,666	(74)
Total 2nd Lien/Senior Secured Debt		13,939	(339)		17,224	(372)
Total		$106,965	$(2,128)		$115,900	$(2,255)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	The fair value is reflected as investments, at fair value on the Consolidated Statements of Financial Condition.
(3)	Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of June 30, 2019 and December 31, 2018.

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

9.	MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns for the six months ended June 30, 2019:

Unit Issue Date	Units Issued	Proceeds Received
February 22, 2019	689,032	$65,846
March 28, 2019	455,946	43,897
April 29, 2019	234,200	21,949
May 30, 2019	232,747	21,948
Total capital drawdowns	1,611,925	$153,640

The following table summarizes the total Units issued and proceeds related to capital drawdowns for the six months ended June 30, 2018:

Unit Issue Date	Units Issued	Proceeds Received
February 21, 2018	335,966	$32,923
March 28, 2018	222,135	21,949
April 27, 2018	339,498	32,923
June 28, 2018	558,772	54,871
Total capital drawdowns	1,456,371	$142,666

Distributions

The following table reflects the distributions declared on the Company’s common Units for the six months ended June 30, 2019:

Date Declared	Record Date	Payment Date	Amount Per Unit
February 20, 2019	March 29, 2019	April 26, 2019	$2.53
May 7, 2019	June 28, 2019	July 26, 2019	$1.97

The following table reflects the distributions declared on the Company’s common Units for the six months ended June 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Unit
February 21, 2018	March 30, 2018	April 25, 2018	$2.93
May 1, 2018	June 29, 2018	July 25, 2018	$2.92

10.	EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator for basic and diluted earnings per unit—increase in Members’ Capital resulting from operations	$11,481	$13,736	$24,044	$28,983
Denominator for basic and diluted earnings per unit—the weighted average Units outstanding	9,904,133	5,842,449	9,368,224	5,512,501
Basic and diluted earnings (loss) per unit	$1.16	$2.35	$2.57	$5.26

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

11.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Per Unit Data:(1)
NAV, beginning of period	$94.83	$97.05
Net investment income	5.12	5.31
Net realized and unrealized gains (losses)(2)	(2.53)	(0.11)
Income tax provision, realized and unrealized gains	(0.03)	(0.12)

Net increase (decrease) in net assets resulting from operations(2)	2.56	5.08

Distributions declared:(3)
From net investment income	(4.50)	(5.85)

Total increase (decrease) in net assets	(1.94)	(0.77)

NAV, end of period	$92.89	$96.28

Units outstanding, end of period	10,127,096	6,479,799
Weighted average units outstanding	9,368,224	5,512,501
Total return based on NAV(4)	2.70%	5.23%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Members’ Capital, end of period	$940,703	$623,872
Ratio of net expenses to average Members’ Capital(5)	6.60%	7.86%
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital(5)	1.96%	2.15%
Ratio of interest and other debt expenses to average Members’ Capital(5)	4.11%	4.73%
Ratio of incentive fees to average Members’ Capital(5)	0.53%	0.98%
Ratio of total expenses to average Members’ Capital(5)	6.60%	7.86%
Ratio of net investment income (loss) to average Members’ Capital(5)	11.59%	12.17%
Average debt outstanding	$566,293	$420,729
Average debt per unit (6)	$60.45	$76.32
Portfolio turnover	14%	10%

(1)	The per unit data was derived by using the weighted average units outstanding during the applicable period.
(2)	The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.
(3)	The per unit data for distributions declared reflects the actual amount of distributions declared per unit for the applicable period.
(4)	Total return based on NAV is calculated as the change in NAV per unit during the period plus dividends declared per unit, divided by the beginning NAV per unit.
(5)	Annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.
(6)	Average debt per unit is calculated as average debt outstanding divided by the weighted average units outstanding during the applicable period.

12.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Financial Condition date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On July 30, 2019, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period July 1, 2019 through September 30, 2019, payable on or about October 25, 2019 to Unitholders of record as of September 30, 2019.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through June 30, 2019, we have originated $2.09 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication, exit fees or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other client accounts managed by our Investment Adviser (including GS BDC, GS MMLC and GS PMMC II, collectively with other client accounts managed by our Investment Adviser, the “Accounts”), which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fee income as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

Expenses

Our primary operating expenses include the payment of the management fee (the “Management Fee”) and the incentive fee (the “Incentive Fee”) to the Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. Pursuant to an investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”), Company expenses borne by us in the ordinary course on an annual basis (excluding Management Fees, Incentive Fees, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to us by holders of common units of our limited liability company interests (“Units”); provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. We bear all other expenses of our operations and transactions in accordance with our Investment Advisory Agreement and administration agreement (the “Administration Agreement”), including those relating to:

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

•	fees and expenses incurred by us in connection with membership in investment company organizations;

•	brokers’ commissions;

•	fees and expenses associated with calculating our net asset value (“NAV”) (including expenses of any independent valuation firm);

•	legal, auditing or accounting expenses;

•	taxes or governmental fees;

•	the fees and expenses of our administrator, transfer agent, or sub-transfer agent;

•	the cost of preparing unit certificates or any other expenses, including clerical expenses of issue or repurchase of our Units;

•	the expenses of and fees for registering or qualifying our Units for sale and of maintaining our registration or qualifying and registering us as a broker or a dealer;

•	the fees and expenses of our directors who are not affiliated with our Investment Adviser;

•	the cost of preparing and distributing reports, proxy statements and notices to our Unitholders, the SEC and other regulatory authorities;

•	costs of holding Unitholder meetings;

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

Leverage

The JPM Revolving Credit Facility allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of June 30, 2019 and December 31, 2018, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which, as of December 31, 2018, also includes the Revolving Credit Facilities) was 269% and 239%, respectively. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as the Company, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ (the “Board of Directors” or the “Board”) assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2019 and December 31, 2018, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc. of $32.36 million and $0.00 million, respectively) consisted of the following:

	As of
	June 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$883.96	$881.86	59.3%	$743.10	$741.44	53.0%
First Lien/Last-Out Unitranche	120.92	120.37	8.1	165.26	163.25	11.7
Second Lien/Senior Secured Debt	459.15	446.57	30.1	473.20	466.79	33.3
Unsecured Debt	4.31	4.31	0.3	4.31	4.30	0.3
Preferred Stock	15.21	16.58	1.1	10.20	12.16	0.9
Common Stock	13.10	16.00	1.1	11.86	11.29	0.8
Warrants	0.10	0.09	0.0	0.10	0.13	0.0

Total Investments	$1,496.75	$1,485.78	100.0%	$1,408.03	$1,399.36	100.0%

As of June 30, 2019 and December 31, 2018, the weighted average yield of our portfolio by asset type (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.4%	9.4%	10.0%	10.0%
First Lien/Last-Out Unitranche(2)(3)	10.5	10.6	11.3	11.8
Second Lien/Senior Secured Debt(2)	11.0	11.5	11.2	11.6
Unsecured Debt(2)	13.6	13.6	13.6	13.8
Preferred Stock(4)	0.0	0.0	0.0	0.0
Common Stock(4)	0.0	0.0	0.0	0.0
Warrants(4)	0.0	0.0	0.0	0.0
Total Portfolio	9.8%	9.9%	10.4%	10.6%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
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

As of June 30, 2019, the total portfolio weighted average yield at amortized cost and fair value was 9.8% and 9.9%, respectively, which decreased from 10.4% and 10.6%, respectively, as of December 31, 2018. Within First Lien/Last-Out Unitranche, the decrease in weighted average yield at amortized cost and fair value was primarily driven by the restructure of one investment.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019	December 31, 2018
Number of portfolio companies	64	59
Percentage of performing debt bearing a floating rate(1)	98.8%	98.7%
Percentage of performing debt bearing a fixed rate(1)(2)	1.2%	1.3%
Weighted average leverage (net debt/EBITDA)(3)	5.9x	5.7x
Weighted average interest coverage(3)	2.1x	2.0x
Median EBITDA(3)	$40.19 million	$40.3 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.

(2)	Includes income producing preferred stock investments, if applicable.
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

As of June 30, 2019 and December 31, 2018, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 22.9% and 28.9%, respectively, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019		December 31, 2018
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$–	–%	$–	–%
Grade 2	1,460.67	98.3	1,364.89	97.5
Grade 3	25.11	1.7	34.47	2.5
Grade 4	–	–	–	–

Total Investments	$1,485.78	100.0%	$1,399.36	100.0%

The increase in the fair value of investments with a grade 2 investment performance rating as of June 30, 2019 compared to December 31, 2018 was driven by an increase in net investment activity. The decrease in investments with a grade 3 investment performance rating as of June 30, 2019 compared to December 31, 2018 was driven by two investments with a fair value of $15.71 million being upgraded to grade 2 due to restructurings, partially offset by one investment with a fair value of $24.16 being downgraded to grade 3 investment performance rating due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019		December 31, 2018
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,496.75	100.0%	$1,408.03	100.0%
Non-accrual	–	–	–	–

Total Investments	$1,496.75	100.0%	$1,408.03	100.0%

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

The following table shows our investment activity for the three months ended June 30, 2019 and 2018 by investment type:

	For the Three Months Ended
	June 30, 2019	June 30, 2018
	($ in millions)
New investments committed at cost:
Gross originations	$67.70	$200.46
Less: Syndications(1)	–	–

Net amount of new investments committed at cost:	$67.70	$200.46
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$57.46	$127.43
First Lien/Last-Out Unitranche	2.15	8.74
Second Lien/Senior Secured Debt	8.09	56.14
Unsecured Debt	–	–
Preferred Stock	–	4.80
Common Stock	–	3.35
Warrants	–	–

Total	$67.70	$200.46

Proceeds from investments sold or repaid(9):
First Lien/Senior Secured Debt	$92.36	$25.77
First Lien/Last-Out Unitranche	34.64	0.14
Second Lien/Senior Secured Debt	0.10	15.00
Unsecured Debt	–	–
Preferred Stock	1.75	–
Common Stock	–	–
Warrants	–	–

Total	$128.85	$40.91

Net increase (decrease) in portfolio	$(61.15)	$159.55

Number of new portfolio companies with new investment commitments(3)	2	9
Total new investment commitment amount in new portfolio companies(3)	$31.90	$184.51
Average new investment commitment amount in new portfolio companies(3)	$15.95	$20.50
Number of existing portfolio companies with new investment commitments(3)	7	2
Total new investment commitment amount in existing portfolio companies(3)	$35.80	$15.95
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.3	5.7
Percentage of new debt investment commitments at floating interest rates(3)(10)	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)(10)	0.0%	0.0%
Weighted average yield on new debt and income producing investment commitments(2)(3)(5)	9.0%	9.8%
Weighted average yield on new investment commitments(2)(3)(6)	9.0%	9.4%
Weighted average yield on debt and income producing investments sold or paid down(7)(9)	10.2%	10.2%
Weighted average yield on investments sold or paid down(8)(9)	10.0%	10.2%

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close of the investment.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
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

(9)	Excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
(10)	Computed based on amount of investments committed at cost.

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	($ in millions)		($ in millions)
Total investment income	$41.47	$27.84	$79.20	$52.97
Net expenses	(15.60)	(12.23)	(31.22)	(23.73)

Net investment income before taxes	25.87	15.61	47.98	29.24
Excise tax expense	(0.04)	–	(0.04)	–

Net investment income after taxes	25.83	15.61	47.94	29.24

Net realized gain (loss) on investments	(21.83)	–	(21.84)	2.32
Net realized gain (loss) on foreign currency transactions	0.03	–	0.04	–
Net unrealized appreciation (depreciation) on investments	8.46	(1.87)	(2.30)	(1.91)
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	(0.83)	–	0.49	–
Income tax provision, realized and unrealized gain	(0.18)	–	(0.29)	(0.67)

Net increase (decrease) in Members’ Capital resulting from operations	$11.48	$13.74	$24.04	$28.98

Net increase in Members’ Capital resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	($ in millions)		($ in millions)
Interest	$40.69	$27.46	$77.84	$52.23
Dividend income	0.16	0.05	0.25	0.09
Other income	0.62	0.33	1.11	0.65

Total investment income	$41.47	$27.84	$79.20	$52.97

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $27.46 million for the three months ended June 30, 2018 to $40.69 million for the three months ended June 30, 2019, primarily due to an increase in the size of our portfolio. The amortized cost of the portfolio increased from $1,044.80 million as of June 30, 2018 to $1,496.75 million as of June 30, 2019. Included in interest for the three months ended June 30, 2019 and 2018 is $1.61 million and $0.39 million, respectively, in prepayment premiums and $1.96 million and $0.68 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $52.23 million for the six months ended June 30, 2018 to $77.84 million for the six months ended June 30, 2019, primarily due to an increase in the size of our portfolio. The amortized cost of the portfolio increased from $1,044.80 million as of June 30, 2018 to $1,496.75 million as of June 30, 2019. Included in interest for the six months ended June 30, 2019 and 2018 is $1.69 million and $1.13 million, respectively, in prepayment premiums and $2.55 million and $1.42 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend and other income

Dividend and other income for the three and six months ended June 30, 2019 remained relatively consistent as compared to the three and six months ended June 30, 2018.

Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	($ in millions)		($ in millions)
Interest and other debt expenses	$8.70	$6.64	$17.88	$12.51
Management fees	3.47	2.19	6.69	4.13
Incentive fees	2.26	2.50	4.66	5.24
Professional fees	0.46	0.41	0.78	0.93
Administration, custodian and transfer agent fees	0.33	0.23	0.63	0.44
Directors’ fees	0.09	0.09	0.18	0.17
Other expenses	0.29	0.17	0.40	0.31

Total expenses	$15.60	$12.23	$31.22	$23.73

Interest and other debt expenses

Interest and other debt expense increased from $6.64 million for the three months ended June 30, 2018 to $8.70 million for the three months ended June 30, 2019. This was primarily due to an increase in the average aggregate daily borrowings from $428.52 million to $545.76 million, which was driven by an increase in the size of our portfolio.

Interest and other debt expense increased from $12.51 million for the six months ended June 30, 2018 to $17.88 million for the six months ended June 30, 2019. This was primarily due to an increase in the average aggregate daily borrowings from $420.73 million to $566.29 million, which was driven by an increase in the size of our portfolio.

Management Fees and Incentive Fees

Management Fees increased from $2.19 million for the three months ended June 30, 2018 to $3.47 million for the three months ended June 30, 2019 as a result of an increase in the size of our portfolio, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. The accrual for Incentive Fees decreased from $2.50 million for the three months ended June 30, 2018 to $2.26 million for the three months ended June 30, 2019 as a result of a net decrease in total results from operations.

Management Fees increased from $4.13 million for the six months ended June 30, 2018 to $6.69 million for the six months ended June 30, 2019 as a result of an increase in the size of our portfolio, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. The accrual for Incentive Fees decreased from $5.24 million for the six months ended June 30, 2018 to $4.66 million for the six months ended June 30, 2019 as a result of a net decrease in total results from operations.

Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses for the three and six months ended June 30, 2019 remained relatively consistent as compared to the three and six months ended June 30, 2018.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies for the three and six months ended June 30, 2019 and 2018 consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in millions)		(in millions)
Vantage Mobility International, LLC	$(10.24)	$–	$(10.24)	$–
Country Fresh Holding Company Inc.	(12.34)	–	(12.34)	–
MyON Holdings, LLC	–	–	–	2.32
Other, net	0.75	–	0.74	–

Net realized gain (loss)	$(21.83)	$–	$(21.84)	$2.32

For the three and six months ended June 30, 2019, net realized losses were primarily driven by our investments in two portfolio companies. In May 2019, we exchanged our first lien/last-out unitranche debt in Vantage Mobility International, LLC for first lien/last-out unitranche debt, preferred stock and common stock, which resulted in a realized loss of $10.24 million. In addition, in April 2019, we exchanged our second lien debt in Country Fresh Holding Company Inc. for common stock, which resulted in a realized loss of $12.34 million.

In connection with the proceeds received from the exit of our equity investment in myON, LLC, we recorded an income tax provision on realized gains of $0.67 million for the six months ended June 30, 2018.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net change in unrealized appreciation (depreciation) on investments for the three months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	($ in millions)		($ in millions)
Unrealized appreciation	$20.85	$1.30	$10.48	$1.59
Unrealized depreciation	(12.39)	(3.17)	(12.78)	(3.50)

Net change in unrealized appreciation (depreciation) on investments	$8.46	$(1.87)	$(2.30)	$(1.91)

The change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2019 consisted of the following:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
	($ in millions)
Portfolio Company:
Country Fresh Holding Company Inc.	$12.17	$2.09
Continuum Managed Services LLC - Class B	1.83	1.83
Other, net(1)	1.74	0.73
Vantage Mobility International, LLC	1.31	0.53
Fenergo Finance 3 Limited	0.77	0.06
Wrike, Inc.	0.63	1.13
DocuTAP, Inc.	0.54	0.54
Accuity Delivery Systems, LLC	0.46	1.04
Spectrum Plastics Group, Inc.	(0.21)	(0.35)
Datacor Holdings, Inc.	(0.47)	(0.49)
You Fit, LLC	(0.52)	0.03
Continuum Managed Services LLC	(0.78)	0.28
Empirix, Inc.	(0.82)	(0.84)
Datto, Inc.	(0.91)	(0.51)
Zep Inc.	(7.28)	(8.37)

Total	$8.46	$(2.30)

(1)

For the three and six months ended June 30, 2019, other, net includes gross unrealized appreciation of $3.14 million and $2.95 million, respectively, and gross unrealized depreciation of $(1.40) million and $(2.22) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended June 30, 2019 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned exchange of Country Fresh Holding Company Inc., partially offset by the unrealized depreciation in Zep Inc., which was due to financial underperformance.

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
	($ in millions)
Portfolio Company:
Continuum Managed Services LLC - Class B	$0.34	$0.34
Procare Software, LLC	0.15	0.12
Collaborative Imaging Holdco, LLC - Class B	0.13	–
Continuum Managed Services LLC - Class A	0.11	0.11
Datto, Inc.	0.10	0.05
Datacor Holdings, Inc.	(0.01)	0.10
SF Home Décor, LLC	(0.04)	0.23
Yasso, Inc.	(0.07)	(0.29)
Country Fresh Holdings, LLC	(0.15)	(0.29)
Other, net(1)	(0.16)	(0.14)
Market Track, LLC	(0.35)	(0.37)
Odyssey Logistics & Technology Corporation	(0.39)	(0.25)
Continuum Managed Services LLC	(0.46)	0.02
Vantage Mobility International, LLC	(0.52)	(1.05)
Zep Inc.	(0.55)	(0.49)

Total	$(1.87)	$(1.91)

(1)

For the three and six months ended June 30, 2018, other, net includes gross unrealized appreciation of $0.47 million and $0.62 million, respectively, and gross unrealized depreciation of $(0.63) million and $(0.76) million, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our Unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to the JPM Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2019 and December 31, 2018, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 269% and 239%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of June 30, 2019, we had cash of approximately $19.33 million, a decrease of $6.22 million from December 31, 2018. In addition, as of June 30, 2019, we had an investment in a money market fund managed by an affiliate of Group Inc. of $32.36 million. Cash used by operating activities for the six months ended June 30, 2019 was approximately $86.83 million, primarily driven by net purchases of investments of $104.98 million, net purchases of investments in the affiliated money market fund of $32.36 million, offset by other operating activities of $26.47 million and an increase in Members’ Capital resulting from operations of $24.04 million. Cash provided by financing activities for the six months ended June 30, 2019 was approximately $80.61 million, primarily driven by proceeds from the issuance of common Units of $153.64 million, offset by net borrowings on debt of $22.14 million, distributions paid of $49.94 million and other financing activities of $0.95 million.

As of June 30, 2018, we had cash of approximately $18.99 million, an increase of $10.77 million from December 31, 2017. In addition, as of June 30, 2018, we had an investment in a money market fund managed by an affiliate of Group Inc. of $4.85 million. Cash used by operating activities for the six months ended June 30, 2018 was approximately $138.18 million, primarily driven by net purchases of investments of $165.51 million, net purchases of investments in the affiliated money market fund of $3.53 million, offset by other operating activities of $1.88 million, and an increase in Members’ Capital resulting from operations of $28.98 million. Cash provided by financing activities for the six months ended June 30, 2018 was approximately $148.95 million, primarily driven by proceeds from the issuance of common Units of $142.67 million and net borrowings on debt of $37.50 million, partially offset by distributions paid of $30.55 million and other financing activities of $0.67 million.

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

As of June 30, 2019 and December 31, 2018, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2019			December 31, 2018
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$109.74	90%	$1,097.43	$263.38	76%

The following table summarizes the total Units issued and proceeds related to capital drawdowns for the six months ended June 30, 2019:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
February 22, 2019	689,032	$65.84
March 28, 2019	455,946	43.90
April 29, 2019	234,200	21.95
May 30, 2019	232,747	21.95
Total capital drawdowns	1,611,925	$153.64

The following table summarizes the total Units issued and proceeds related to capital drawdowns for the six months ended June 30, 2018:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
February 21, 2018	335,966	$32.92
March 28, 2018	222,135	21.95
April 27, 2018	339,498	32.92
June 28, 2018	558,772	54.87
Total capital drawdowns	1,456,371	$142.66

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

The following table shows our contractual obligations as of June 30, 2019:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Revolving Credit Facility	$494.44	$–	$–	$494.44	$–
JPM Revolving Credit Facility	€50.90	€–	€–	€50.90	€–

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

The JPM Revolving Credit Facility is a multicurrency facility. As of June 30, 2019, the total commitments under the JPM Revolving Credit Facility were $630.00 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fourth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2019, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of June 30, 2019 and December 31, 2018, our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2019	December 31, 2018
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$88.13	$90.32
First Lien/Last-Out Unitranche	4.90	8.36
Second Lien/Senior Secured Debt	13.94	17.22

Total	$106.97	$115.90

As of June 30, 2019, we had aggregate Commitments and undrawn Commitments from investors as follows:

	June 30, 2019
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$109.74	90%

RECENT DEVELOPMENTS

On July 30, 2019, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per unit, including net investment income (if positive), for the period July 1, 2019 through September 30, 2019, payable on or about October 25, 2019 to Unitholders of record as of September 30, 2019.

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

Non-Accrual Status

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the investment has sufficient collateral value and is in the process of collection. As of June 30, 2019 and December 31, 2018, we had no investments on non-accrual status.

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

As of June 30, 2019 and December 31, 2018, on a fair value basis, approximately 1.2% and 1.3%, respectively, of our performing debt investments (including income-producing preferred stock) bore interest at a fixed rate and approximately 98.8% and 98.7%, respectively, of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2019 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2019 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$39.06	$(15.51)	$23.55
Up 200 basis points	26.04	(10.34)	15.70
Up 100 basis points	13.02	(5.17)	7.85
Up 75 basis points	9.77	(3.88)	5.89
Up 50 basis points	6.51	(2.59)	3.92
Up 25 basis points	3.26	(1.29)	1.97
Down 25 basis points	(3.26)	1.29	(1.97)
Down 50 basis points	(6.51)	2.59	(3.92)
Down 75 basis points	(9.77)	3.88	(5.89)
Down 100 basis points	(13.02)	5.17	(7.85)
Down 200 basis points	(18.36)	10.34	(8.02)
Down 300 basis points	(18.72)	12.40	(6.32)

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Revolving Credit Facilities. If we are unable to do so, amounts drawn under the Revolving Credit Facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Because we have borrowed money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

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

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

A change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold in the Investment Management Agreement and may result in a substantial increase in the amount of incentive fees payable to our Investment Adviser with respect to the portion of the Incentive Fee based on income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total Units issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2019:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
February 22, 2019	689,032	$65.84
March 28, 2019	455,946	43.90
April 29, 2019	234,200	21.95
May 30, 2019	232,747	21.95
Total capital drawdowns	1,611,925	$153.64

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Date: August 1, 2019	/s/ Brendan McGovern
Brendan McGovern
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 1, 2019	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)