Form 10-Q
period 2019-09-30
Goldman Sachs Private Middle Market Credit LLC
filed 2019-11-07
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Not Applicable

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

The number of the registrant’s limited liability company common units outstanding as of November 7, 2019 was 10,185,396.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•	the ability of the Investment Adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•	currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,452,775 and $1,369,835, respectively)	$1,429,617	$1,359,919
Non-controlled affiliated investments (cost of $38,276 and $38,199, respectively)	41,659	39,442
Investments in affiliated money market fund (cost of $20,274 and $0, respectively)	20,274	—
Cash	48,417	25,548
Receivable for investments sold	63	70
Receivable for common units sold	6	—
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	6,384	7,127
Deferred financing costs	3,527	3,991
Unrealized appreciation on foreign currency forward contracts	214	105
Other assets	242	307
Total assets	$1,550,403	$1,436,509
Liabilities
Debt	$549,922	$574,462
Interest and other debt expenses payable	8,040	6,577
Management fees payable	3,514	2,910
Incentive fees payable	23,935	17,180
Distribution payable	33,311	25,500
Directors’ fees payable	88	—
Accrued expenses and other liabilities	2,028	2,419
Total liabilities	$620,838	$629,048
Commitments and Contingencies (Note 8)
Members’ Capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (10,185,396 and 8,515,171 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)	993,083	833,956
Distributable earnings	(63,518)	(26,495)
TOTAL MEMBERS’ CAPITAL	$929,565	$807,461
TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,550,403	$1,436,509
Net asset value per unit	$91.26	$94.83

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$36,948	$30,926	$113,375	$82,784
Other income	516	553	1,615	1,201
Total investment income from non-controlled/non-affiliated investments	37,464	31,479	114,990	83,985
From non-controlled affiliated investments:
Interest income	692	686	2,101	1,062
Dividend income	167	157	418	246
Other income	8	8	21	11
Total investment income from non-controlled affiliated investments	867	851	2,540	1,319
Total investment income	$38,331	$32,330	$117,530	$85,304
Expenses:
Interest and other debt expenses	$8,580	$7,279	$26,460	$19,786
Management fees	3,514	2,564	10,203	6,694
Incentive fees	2,100	2,961	6,755	8,200
Professional fees	334	290	1,115	1,217
Administration, custodian and transfer agent fees	337	244	970	681
Directors’ fees	95	93	277	266
Other expenses	220	415	618	727
Total expenses	$15,180	$13,846	$46,398	$37,571
NET INVESTMENT INCOME BEFORE TAXES	$23,151	$18,484	$71,132	$47,733
Excise tax	$(37)	$—	$—	$—
NET INVESTMENT INCOME AFTER TAXES	$23,188	$18,484	$71,132	$47,733

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(9)	$—	$(21,846)	$2,317
Foreign currency forward contracts	46	—	56	—
Foreign currency transactions	(11)	(274)	17	(274)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(9,313)	(2,796)	(13,242)	(4,568)
Non-controlled affiliated investments	508	731	2,140	590
Foreign currency forward contracts	69	2	109	2
Foreign currency translations	2,359	258	2,804	258
Net realized and unrealized gains (losses)	$(6,351)	$(2,079)	$(29,962)	$(1,675)
(Provision) benefit for taxes on realized gain/loss on investments	$-	$-	$182	$(670)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(151)	(217)	(622)	(217)
NET INCREASE (DECREASE) IN MEMBERS’ CAPITAL RESULTING FROM OPERATIONS	$16,686	$16,188	$40,730	$45,171
Net investment income per unit (basic and diluted)	$2.29	$2.70	$7.39	$8.01
Earnings per unit (basic and diluted)	$1.65	$2.37	$4.23	$7.58
Weighted average units outstanding	10,134,067	6,838,195	9,626,310	5,959,255

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Members’ Capital at beginning of period	$940,703	$623,872	$807,461	$487,506
Increase (decrease) in Members’ Capital resulting from operations:
Net investment income	$23,188	$18,484	$71,132	$47,733
Net realized gain (loss) on investments	26	(274)	(21,773)	2,043
Net change in unrealized appreciation (depreciation) on investments	(6,377)	(1,805)	(8,189)	(3,718)
(Provision) benefit for taxes on realized gain/loss on investments	—	—	182	(670)
(Provision) benefit for unrealized appreciation/depreciation on investments	(151)	(217)	(622)	(217)
Net increase (decrease) in Members’ Capital resulting from operations	$16,686	$16,188	$40,730	$45,171
Distributions to Unitholders from:
Distributable earnings	$(33,311)	$(21,456)	$(77,753)	$(56,739)
Total distributions to Unitholders	$(33,311)	$(21,456)	$(77,753)	$(56,739)
Capital transactions:
Issuance of units (58,300, 1,240,210, 1,670,225 and 2,696,581 units, respectively)	$5,487	$120,718	$159,127	$263,384
Net increase in Members’ Capital resulting from capital transactions	$5,487	$120,718	$159,127	$263,384
TOTAL INCREASE (DECREASE) IN MEMBERS’ CAPITAL	$(11,138)	$115,450	$122,104	$251,816
Members’ Capital at end of period	$929,565	$739,322	$929,565	$739,322
Distributions declared per unit	$3.27	$2.78	$7.77	$8.63

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations:	$40,730	$45,171
Adjustments to reconcile net increase (decrease) in Members’ Capital resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(321,935)	(566,557)
Payment-in-kind capitalized	(1,147)	(182)
Investments in affiliated money market fund, net	(20,274)	1,292
Proceeds from sales of investments and principal repayments	224,983	137,463
Net realized (gain) loss	21,854	(2,317)
Net change in unrealized (appreciation) depreciation on investments	11,102	3,978
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(61)	(2)
Amortization of premium and accretion of discount, net	(6,771)	(4,534)
Amortization of deferred financing costs	1,359	1,463
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	7	(466)
(Increase) decrease in receivable for common units sold	(6)	(2,031)
(Increase) decrease in interest and dividends receivable	743	(2,721)
(Increase) decrease in other assets	65	(330)
Increase (decrease) in interest and other debt expenses payable	1,517	3,093
Increase (decrease) in management fees payable	604	889
Increase (decrease) in incentive fees payable	6,755	8,200
Increase (decrease) in investments purchased payable	—	5,277
Increase (decrease) in directors’ fees payable	88	79
Increase (decrease) in accrued expenses and other liabilities	(391)	1,536
Net cash provided by (used for) operating activities	$(40,778)	$(370,699)
Cash flows from financing activities:
Proceeds from issuance of common units	$159,127	$263,384
Distributions paid	(69,942)	(49,477)
Financing costs paid	(950)	(1,090)
Borrowings on debt	130,710	454,597
Repayments of debt	(155,250)	(282,750)
Net cash provided by (used for) financing activities	$63,695	$384,664
Net increase (decrease) in cash	22,917	13,965
Effect of foreign exchange rate changes on cash and cash equivalents	(48)	—
Cash, beginning of period	25,548	8,220
Cash, end of period	$48,417	$22,185
Supplemental and non-cash financing activities
Interest expense paid	$23,069	$14,413
Accrued but unpaid deferred financing and debt issuance costs	$14	$15
Accrued but unpaid distributions	$33,311	$21,456
Exchange of investments	$15,844	$1,054

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of September 30, 2019

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Investments at Fair Value - 158.28% #

Corporate Debt - 154.82%

1st Lien/Senior Secured Debt - 95.53%
Accuity Delivery Systems, LLC^ (1) (2) (3)	Health Care Providers & Services	9.13%	L + 7.00%; 1.00% Floor	06/13/2023	$15,350	$14,989	$15,081
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	9.32%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	20,305	20,095	20,102
Associations, Inc.(1) (2) (3) (4)	Real Estate Management & Development	9.32%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	4,483	2,563	2,564
Associations, Inc.(1) (2) (3) (4) (5)	Real Estate Management & Development		L + 4.00%; 1.00% Floor	07/30/2024	886	(9)	(9)
Brillio, LLC(1) (2) (3)	IT Services	6.79%	L + 4.75%; 1.00% Floor	02/06/2025	6,973	6,926	6,920
Brillio, LLC(1) (3) (4)	IT Services		L + 4.75%; 1.00% Floor	02/06/2025	2,330	—	(23)
Bullhorn, Inc.(1) (2) (3)	Internet Software & Services	8.91%	L + 6.75%; 1.00% Floor	11/21/2022	19,995	19,843	19,995
Bullhorn, Inc.(1) (2) (3)	Internet Software & Services	8.91%	L + 6.75%; 1.00% Floor	11/21/2022	4,789	4,756	4,789
Bullhorn, Inc.(1) (2) (3) (4) (5)	Internet Software & Services		L + 6.75%; 1.00% Floor	11/21/2022	952	(12)	—
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology	9.66%	L + 7.50%; 1.00% Floor	05/15/2023	31,875	31,384	31,317
Businessolver.com, Inc.(1) (2) (3) (4)	Health Care Technology	9.66%	L + 7.50%; 1.00% Floor	05/15/2023	4,781	3,361	3,343
Businessolver.com, Inc.(1) (2) (3) (4)	Health Care Technology	9.55%	L + 7.50%; 1.00% Floor	05/15/2023	3,984	818	807
Collaborative Imaging, LLC^^^ (1) (2) (3)	Health Care Providers & Services	8.76%	L + 6.50%; 1.00% Floor	03/28/2025	13,400	13,233	13,132
Continuum Managed Services LLC(1) (2) (3)	IT Services	8.05%	L + 6.00%; 1.00% Floor	06/08/2023	31,133	30,553	31,133
Continuum Managed Services LLC(1) (2) (3)	IT Services	8.05%	L + 6.00%; 1.00% Floor	06/08/2023	8,992	8,840	8,992
Continuum Managed Services LLC(1) (2) (3)	IT Services	8.05%	L + 6.00%; 1.00% Floor	06/08/2023	2,638	2,593	2,638
Continuum Managed Services LLC(1) (3) (4) (5)	IT Services		L + 6.00%; 1.00% Floor	06/08/2022	3,280	(49)	—
CorePower Yoga LLC(1) (2)	Diversified Consumer Services	6.61%	L + 4.50%	05/14/2025	13,169	12,981	12,971
CorePower Yoga LLC(1) (2) (4) (5)	Diversified Consumer Services		L + 4.75%	05/14/2025	1,070	(15)	(16)
CorePower Yoga LLC(1) (2) (4) (5)	Diversified Consumer Services		L + 4.50%	05/14/2025	2,854	(40)	(43)
Datacor Holdings, Inc.(2) (3)	Chemicals	9.50%		08/12/2022	13,693	13,542	13,557
Datacor Holdings, Inc.(3) (4)	Chemicals	9.50%		08/12/2022	2,000	1,176	1,180
DDS USA Holding, Inc.(1) (2) (3)	Health Care Equipment & Supplies	7.35%	L + 5.25%; 1.00% Floor	06/30/2022	5,745	5,723	5,716
DDS USA Holding, Inc.(1) (2) (3)	Health Care Equipment & Supplies	7.35%	L + 5.25%; 1.00% Floor	06/30/2022	5,435	5,414	5,408
DDS USA Holding, Inc.(1) (2) (3) (4) (5)	Health Care Equipment & Supplies		L + 5.25%; 1.00% Floor	06/30/2022	1,625	(6)	(8)
Diligent Corporation(1) (2) (3)	Professional Services	6.50%	L + 5.50%; 1.00% Floor	04/14/2022	€24,263	27,814	26,181
Diligent Corporation(1) (2) (3) (4)	Professional Services	7.73%	L + 5.50%; 1.00% Floor	04/14/2022	12,244	3,070	3,065
Diligent Corporation(1) (2) (3)	Professional Services	7.81%	L + 5.50%; 1.00% Floor	04/14/2022	2,235	2,213	2,212
Diligent Corporation(1) (2) (3) (4)	Professional Services	7.64%	L + 5.50%; 1.00% Floor	04/14/2022	1,900	1,639	1,653
Diligent Corporation(1) (2) (3)	Professional Services	7.56%	L + 5.50%; 1.00% Floor	04/14/2022	768	760	761
Diligent Corporation(1) (2) (3)	Professional Services	7.81%	L + 5.50%; 1.00% Floor	04/14/2022	372	368	368
DiscoverOrg, LLC(1) (2)	Software	6.54%	L + 4.50%	02/02/2026	24,975	24,742	24,857
DocuTAP, Inc.(1) (2) (3)	Health Care Technology	7.79%	L + 5.75%; 1.00% Floor	05/12/2025	37,308	36,423	36,935
Empirix, Inc.(1) (2) (3)	Diversified Telecommunication Services	8.36%	L + 6.25%; 1.00% Floor	09/25/2024	33,455	32,949	31,866
Empirix, Inc.(1) (2) (3) (4) (5)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,900	(27)	(90)
Fenergo Finance 3 Limited(1) (2) (3) (6)	Diversified Financial Services	8.31%	L + 6.25%; 1.00% Floor	09/05/2024	€26,900	30,797	29,027
Fenergo Finance 3 Limited(1) (2) (3) (4) (5) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,785	(26)	(18)
Fenergo Finance 3 Limited(1) (2) (3) (4) (5) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€2,300	(39)	(192)
FWR Holding Corporation(2) (3)	Hotels, Restaurants & Leisure	7.55%	L + 5.50%; 1.00% Floor	08/21/2023	13,398	13,163	13,264
FWR Holding Corporation(2) (3)	Hotels, Restaurants & Leisure	7.55%	L + 5.50%; 1.00% Floor	08/21/2023	2,677	2,631	2,650

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of September 30, 2019 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
FWR Holding Corporation(2) (3)	Hotels, Restaurants & Leisure	7.55%	L + 5.50%; 1.00% Floor	08/21/2023	$1,692	$1,663	$1,676
FWR Holding Corporation(2) (3) (4)	Hotels, Restaurants & Leisure	7.55%	L + 5.50%; 1.00% Floor	08/21/2023	1,764	411	423
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services	8.11%	L + 6.00%; 1.00% Floor	09/04/2024	15,190	14,931	14,925
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services	8.12%	L + 6.00%; 1.00% Floor	09/04/2024	7,688	7,553	7,553
Gastro Health Holdco, LLC(1) (2) (3) (4) (5)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2023	3,100	(49)	(54)
Gastro Health Holdco, LLC(1) (3) (4) (5)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2024	7,356	(55)	(129)
Gastro Health Holdco, LLC(1) (3) (4) (5)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2024	7,700	(67)	(135)
GlobalTranz Enterprises, Inc.(1) (2)	Road & Rail	7.06%	L + 5.00%	05/15/2026	12,165	11,930	11,638
Granicus, Inc.(1) (2)	Software	6.85%	L + 4.75%; 1.00% Floor	09/07/2022	12,999	12,889	12,870
Hygiena Borrower LLC(2)	Life Sciences Tools & Services	6.10%	L + 4.00%; 1.00% Floor	08/26/2022	5,644	5,583	5,531
Hygiena Borrower LLC(2) (4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	580	(6)	(12)
Hygiena Borrower LLC(2) (4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	863	(5)	(17)
iCIMS, Inc.(1) (2) (3)	Software	8.56%	L + 6.50%; 1.00% Floor	09/12/2024	45,158	44,382	44,368
iCIMS, Inc.(1) (3)	Software	8.56%	L + 6.50%; 1.00% Floor	09/12/2024	8,317	8,158	8,171
iCIMS, Inc.(1) (3) (4) (5)	Software		L + 6.50%; 1.00% Floor	09/12/2024	2,822	(47)	(49)
Integral Ad Science, Inc.(1) (2) (3)	Media	9.37%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	36,180	35,584	35,547
Integral Ad Science, Inc.(1) (2) (3) (4) (5)	Media		L + 6.00%; 1.00% Floor	07/19/2023	2,741	(42)	(48)
Internet Truckstop Group, LLC(1) (2) (3)	Transportation Infrastructure	7.61%	L + 5.50%; 1.00% Floor	04/02/2025	34,414	33,612	33,553
Internet Truckstop Group, LLC(1) (2) (3) (4) (5)	Transportation Infrastructure		L + 5.50%; 1.00% Floor	04/02/2025	2,800	(64)	(70)
Lithium Technologies, Inc.(1) (2) (3)	Internet Software & Services	10.04%	L + 8.00%; 1.00% Floor	10/03/2022	58,727	57,763	57,699
Lithium Technologies, Inc.(1) (2) (3) (4)	Internet Software & Services	10.04%	L + 8.00%; 1.00% Floor	10/03/2022	4,046	748	738
Mailgun Technologies, Inc.(1) (2) (3)	Internet Software & Services	7.61%	L + 5.50%; 1.00% Floor	03/26/2025	20,278	19,900	19,873
Mailgun Technologies, Inc.(1) (2) (3) (4) (5)	Internet Software & Services		L + 5.50%; 1.00% Floor	03/26/2025	2,370	(43)	(47)
Midwest Transport, Inc.(1) (2) (3)	Road & Rail	9.06%	L + 7.00%; 1.00% Floor	10/02/2023	18,240	18,088	18,058
MMIT Holdings, LLC(1) (2) (3)	Health Care Technology	7.60%	L + 5.50%; 1.00% Floor	11/15/2024	31,397	30,823	30,847
MMIT Holdings, LLC(1) (3) (4) (5)	Health Care Technology		L + 5.50%; 1.00% Floor	11/15/2024	4,788	(83)	(84)
Netvoyage Corporation(1) (2) (3)	Software	10.30%	L + 8.25%; 1.00% Floor	03/22/2024	13,625	13,434	13,455
Netvoyage Corporation(1) (2) (3) (4) (5)	Software		L + 8.25%; 1.00% Floor	03/24/2022	1,044	(11)	(13)
Pathway Vet Alliance LLC(1) (2) (3)	Health Care Providers & Services	6.55%	L + 4.50%	12/20/2024	7,394	7,327	7,320
Pathway Vet Alliance LLC(1) (2) (3) (4)	Health Care Providers & Services	6.55%	L + 4.50%	12/20/2024	2,613	2,002	1,997
Picture Head Midco LLC(1) (2) (3)	Media	8.79%	L + 6.75%; 1.00% Floor	08/31/2023	29,119	28,611	28,682
Picture Head Midco LLC(1) (2) (3)	Media	8.81%	L + 6.75%; 1.00% Floor	08/31/2023	2,910	2,910	2,866
Power Stop, LLC(1) (2)	Auto Components	6.85%	L + 4.75%	10/19/2025	11,414	11,388	11,300
SF Home Décor, LLC(1) (2) (3)	Household Products	11.86%	L + 9.75%; 1.00% Floor	07/13/2022	28,440	27,763	27,516
Shopatron, LLC(1) (3)	Internet & Catalog Retail	11.83%	L + 9.50%; 1.00% Floor	12/18/2020	6,650	6,558	6,550
SPay, Inc.(1) (2) (3)	Internet Software & Services	7.80%	L + 5.75%; 1.00% Floor	06/17/2024	15,548	15,293	15,042
SPay, Inc.(1) (2) (3) (4)	Internet Software & Services	7.90%	L + 5.75%; 1.00% Floor	06/17/2024	1,730	1,125	1,097
SPay, Inc.(1) (2) (3)	Internet Software & Services	8.06%	L + 5.75%; 1.00% Floor	06/17/2024	575	571	557
VRC Companies, LLC(2) (3)	Commercial Services & Supplies	8.54%	L + 6.50%; 1.00% Floor	03/31/2023	10,629	10,544	10,549
VRC Companies, LLC(2) (3) (4)	Commercial Services & Supplies	9.33%	L + 6.50%; 1.00% Floor	03/31/2022	264	174	174
Wine.com, LLC(1) (2) (3)	Beverages	9.59%	L + 7.00%; 1.00% Floor	11/14/2024	9,600	9,430	9,408
Wrike, Inc.(1) (2) (3)	Professional Services	8.80%	L + 6.75%; 1.00% Floor	12/31/2024	24,433	23,992	23,944
Wrike, Inc.(1) (2) (3) (4) (5)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	2,400	(42)	(48)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of September 30, 2019 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Xactly Corporation(1) (2) (3)	Internet Software & Services	9.30%	L + 7.25%; 1.00% Floor	07/29/2022	$40,879	$40,321	$40,368
Xactly Corporation(1) (2) (3) (4) (5)	Internet Software & Services		L + 7.25%; 1.00% Floor	07/29/2022	2,554	(29)	(32)
Yasso, Inc.(1) (2) (3)	Food Products	9.79%	L + 7.75%; 1.00% Floor	03/23/2022	12,828	12,686	12,379
Total 1st Lien/Senior Secured Debt						892,740	888,021

1st Lien/Last-Out Unitranche (7) – 13.69%
Doxim, Inc.(1) (2) (3)	Diversified Financial Services	8.10%	L + 6.00%; 1.00% Floor	02/28/2024	30,800	30,014	29,953
Doxim, Inc.(1) (2) (3)	Diversified Financial Services	8.15%	L + 6.00%; 1.00% Floor	02/28/2024	23,822	23,230	23,167
RugsUSA, LLC(1) (2) (3)	Household Products	8.55%	L + 6.50%; 1.00% Floor	04/30/2023	8,830	8,763	8,764
Smarsh, Inc.(1) (2) (3)	Software	9.93%	L + 7.88%; 1.00% Floor	03/31/2021	56,213	55,697	55,791
Vantage Mobility International, LLC(2) (3)	Health Care Equipment & Supplies	8.04%	L + 6.00% PIK; 1.00% Floor	06/30/2023	10,341	10,340	9,617
Vantage Mobility International, LLC(2) (3) (4)	Health Care Equipment & Supplies		L + 6.00% PIK; 1.00% Floor	06/30/2023	717	—	(50)
Total 1st Lien/Last-Out Unitranche						128,044	127,242
2nd Lien/Senior Secured Debt – 45.14%
American Dental Partners, Inc.(1) (2) (3)	Health Care Providers & Services	10.60%	L + 8.50%; 1.00% Floor	09/25/2023	9,180	9,023	9,019
Chase Industries, Inc.(1) (2) (3)	Building Products	10.05%	L + 8.00%; 1.00% Floor	05/11/2026	25,700	25,022	24,094
Chase Industries, Inc.(1) (3) (4) (5)	Building Products		L + 8.00%; 1.00% Floor	05/11/2026	6,400	(161)	(400)
DiscoverOrg, LLC(1) (2)	Software	10.60%	L + 8.50%	02/01/2027	15,400	15,181	15,272
ERC Finance, LLC(1) (2) (3)	Health Care Providers & Services	10.26%	L + 8.22%; 1.00% Floor	09/22/2025	29,800	29,252	29,278
Genesis Acquisition Co.(1) (2) (3)	Diversified Financial Services	9.82%	L + 7.50%	07/31/2025	10,500	10,269	10,238
Genesis Acquisition Co.(1) (2) (3) (4) (5)	Diversified Financial Services		L + 7.50%	07/31/2025	2,700	(28)	(68)
Hygiena Borrower LLC(2) (3)	Life Sciences Tools & Services	9.85%	L + 7.75%; 1.00% Floor	08/26/2023	2,810	2,765	2,761
Hygiena Borrower LLC(2) (3) (4)	Life Sciences Tools & Services	10.08%	L + 7.75%; 1.00% Floor	08/26/2023	1,030	138	129
ICP Industrial, Inc.(1) (2) (3)	Chemicals	10.31%	L + 8.25%; 1.00% Floor	05/03/2024	30,700	30,111	30,086
Intelligent Medical Objects, Inc.(1) (2) (3)	Health Care Technology	10.81%	L + 8.50%; 1.00% Floor	12/22/2024	23,100	22,619	22,811
Market Track, LLC(1) (2) (3)	Internet & Catalog Retail	9.79%	L + 7.75%; 1.00% Floor	06/05/2025	32,800	32,027	31,488
National Spine and Pain Centers, LLC(1) (2) (3)	Health Care Providers & Services	10.29%	L + 8.25%; 1.00% Floor	12/02/2024	28,500	27,845	27,645
Odyssey Logistics & Technology Corporation(1) (2)	Road & Rail	10.04%	L + 8.00%; 1.00% Floor	10/12/2025	28,152	27,623	27,589
Recipe Acquisition Corp.(2) (3)	Food Products	10.10%	L + 8.00%; 1.00% Floor	12/01/2022	20,000	19,738	19,750
RSC Acquisition, Inc.(1) (2) (3)	Insurance	10.26%	L + 8.00%; 1.00% Floor	11/30/2023	12,900	12,800	12,771
RSC Acquisition, Inc.(1) (2) (3)	Insurance	10.26%	L + 8.00%; 1.00% Floor	11/30/2023	8,310	8,242	8,227
RSC Acquisition, Inc.(1) (2) (3)	Insurance	10.18%	L + 8.00%; 1.00% Floor	11/30/2023	7,200	7,071	7,128
RSC Acquisition, Inc.(1) (2) (3)	Insurance	10.18%	L + 8.00%; 1.00% Floor	11/30/2023	6,400	6,353	6,336
SMB Shipping Logistics, LLC(1) (2) (3)	Air Freight & Logistics	10.17%	L + 8.00%; 1.00% Floor	02/03/2025	33,333	32,868	32,750
Spectrum Plastics Group, Inc.(1) (2)	Containers & Packaging	9.04%	L + 7.00%; 1.00% Floor	01/31/2026	9,975	9,933	8,978
USRP Holdings, Inc.(1) (2) (3)	Insurance	10.79%	L + 8.75%; 1.00% Floor	09/29/2025	10,300	10,190	10,197
USRP Holdings, Inc.(1) (2) (3) (4)	Insurance	10.79%	L + 8.75%; 1.00% Floor	09/29/2025	2,600	1,689	1,690
Viant Medical Holdings, Inc.(1) (2)	Health Care Equipment & Supplies	9.85%	L + 7.75%	07/02/2026	12,470	12,359	11,535
Xcellence, Inc.(1) (2) (3)	IT Services	10.86%	L + 8.75%; 1.00% Floor	06/22/2024	27,900	27,306	27,481
YI, LLC(1) (2) (3)	Health Care Equipment & Supplies	9.85%	L + 7.75%; 1.00% Floor	11/07/2025	22,903	22,334	22,273
Zep Inc.(1) (2)	Chemicals	10.35%	L + 8.25%; 1.00% Floor	08/11/2025	35,700	34,975	20,528
Total 2nd Lien/Senior Secured Debt						437,544	419,586
Unsecured Debt - 0.46%
Recipe Acquisition Corp.(3)	Food Products	13.25% PIK		12/21/2022	4,361	4,317	4,306
Total Unsecured Debt						4,317	4,306
Total Corporate Debt						1,462,645	1,439,155

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of September 30, 2019 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value
Preferred Stock - 1.71%
Accuity Delivery Systems, LLC^ (1) (3) (8) (9)	Health Care Providers & Services		145,695	$4,800	$7,200
Recipe Acquisition Corp.(3) (8) (9)	Food Products	11.00% PIK	1,600	1,496	2,064
Vantage Mobility International, LLC(3) (8) (9)	Health Care Equipment & Supplies		11,486,738	6,010	3,676
Wine.com, LLC(1) (3) (8) (9)	Beverages		337,425	2,900	2,945
Total Preferred Stock				15,206	15,885

Common Stock - 1.74%
Collaborative Imaging Holdco, LLC - Class B^^^ (1) (3) (9)	Health Care Providers & Services		12,370	1,668	2,300
Collaborative Imaging Holdco, LLC - Performance Units^^^ (1) (3) (6) (8) (9)	Health Care Providers & Services		11,675	232	592
Continuum Managed Services LLC - Class A(1) (3) (8) (9)	IT Services		1,079	1,079	1,326
Continuum Managed Services LLC - Class B(1) (3) (8) (9)	IT Services		731,623	11	2,180
Country Fresh Holding Company Inc.(1) (3) (8) (9)	Food Products		986	1,232	1,145
Elah Holdings, Inc.^ (1) (3) (8) (9)	Capital Markets		69,386	3,354	3,354
National Spine and Pain Centers, LLC(1) (3) (8) (9)	Health Care Providers & Services		900	900	259
Vantage Mobility International, LLC(3) (8) (9)	Health Care Equipment & Supplies		5,371,684	—	54
Wrike, Inc.(1) (3) (8) (9)	Professional Services		524,730	3,260	4,371
Yasso, Inc.(1) (3) (8) (9)	Food Products		1,360	1,360	568
Total Common Stock				13,096	16,149

Portfolio Company	Industry		Units	Cost	Fair Value
Warrants - 0.01%
Recipe Acquisition Corp.(3) (9)	Food Products		44	$104	$87
Total Warrants				104	87

	Yield		Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund - 2.18% #
Goldman Sachs Financial Square Government Fund – Institutional Shares^^^	1.84%(10)		20,273,869	$20,274	$20,274
Total Investments in Affiliated Money Market Fund				20,274	20,274
TOTAL INVESTMENTS - 160.46%				$1,511,325	$1,491,550
LIABILITIES IN EXCESS OF OTHER ASSETS - (60.46%)					$(561,985)
NET ASSETS - 100.00%					$929,565

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC
Consolidated Schedule of Investments as of September 30, 2019 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(+)

The Consolidated Schedule of Investments discloses the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR ("L") or alternate base rate (commonly based on the Prime Rate ("P")), at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of September 30, 2019, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.03%, 2.06%, 2.09%, 2.07%, 2.02% and 1.91%, respectively. As of September 30, 2019, P was 5.00%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2019.

(++)	Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, Euro (“€”).
#	Percentages are based on net assets.
^

As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company's outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.

^^^	The portfolio company is otherwise deemed to be an “affiliated person” of the Company under the Investment Company Act of 1940. See Note 3 "Significant Agreements and Related Party Transactions".
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

(6)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2019 the aggregate fair value of these securities is $29,409 or 1.90% of the Company's total assets.

(7)

In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion that the Company would continue to hold.

(8)	Non-income producing security.
(9)

Securities exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2019, the aggregate fair value of these securities is $32,121 or 3.46% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC - Preferred Stock	06/13/2018
Collaborative Imaging Holdco, LLC - Class B - Common Stock	03/30/2018
Collaborative Imaging Holdco, LLC - Performance Units - Common Stock	03/30/2018
Continuum Managed Services LLC - Class A - Common Stock	06/08/2017
Continuum Managed Services LLC - Class B - Common Stock	06/08/2017
Country Fresh Holding Company Inc. - Common Stock	04/29/2019
Elah Holdings, Inc. - Common Stock	05/09/2018
National Spine and Pain Centers, LLC - Common Stock	06/02/2017
Recipe Acquisition Corp. - Preferred Stock	12/22/2016
Recipe Acquisition Corp. - Warrants	12/22/2016
Vantage Mobility International, LLC - Common Stock	05/23/2019
Vantage Mobility International, LLC - Preferred Stock	05/23/2019
Wine.com, LLC - Preferred Stock	11/14/2018
Wrike, Inc. - Common Stock	12/31/2018
Yasso, Inc. - Common Stock	03/23/2017

(10)	The rate shown is the annualized seven-day yield as of September 30, 2019.

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of September 30, 2019 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 472	EUR 394	10/04/2019	$43
Bank of America, N.A.	USD 378	EUR 314	11/05/2019	35
Bank of America, N.A.	USD 472	EUR 390	01/06/2020	44
Bank of America, N.A.	USD 479	EUR 393	04/06/2020	45
Bank of America, N.A.	USD 480	EUR 390	07/06/2020	47
				$214

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

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien debt, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

The investment period commenced on the Initial Closing Date and continued through May 5, 2019. Following the end of the investment period, the Company has the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or anticipated Company expenses, liabilities, including the payment or repayment of indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, or other obligations, contingent or otherwise, including the Management Fee (as defined below), whether incurred before or after the end of the investment period, (ii) to fulfill investment commitments made or approved by the Investment Committee (as defined below) prior to the expiration of the investment period, (iii) to engage in hedging transactions or (iv) to make additional investments in existing portfolio companies (including transactions to hedge interest rate or currency risks related to such additional investment).

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2019. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three and nine months ended September 30, 2019, the Company earned $0 and $1,686 in prepayment premiums, respectively, and $544 and $3,089 in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively. For the three and nine months ended September 30, 2018, the Company earned $350 and $1,476 in prepayment premiums, respectively, and $600 and $2,021 in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of each of September 30, 2019 and December 31, 2018, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2019 and December 31, 2018, the Company held an aggregate cash balance of $48,417 and $25,548, respectively. Foreign currency of $1,894 and $553 (acquisition cost of $1,939 and $550) is included in cash as of September 30, 2019 and December 31, 2018, respectively.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its Unitholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to Unitholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and nine months ended September 30, 2019, the Company accrued excise taxes of $(37) and $0, respectively. As of September 30, 2019, $0 of accrued excise taxes remained payable. For the three and nine months ended September 30, 2018, the Company accrued excise taxes of $0 and $0, respectively.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2019, the Company accrued provision for taxes on realized gains on investments of $0 and $(182), respectively. For the three and nine months ended September 30, 2019, the Company accrued provision for taxes on unrealized gains on investments of $151 and $622, respectively. As of September 30, 2019, $1,024 of income taxes remained payable. For the three and nine months ended September 30, 2018, the Company accrued provision for taxes on realized gains on investments of $0 and $670, respectively. For the three and nine months ended September 30, 2018, the Company accrued provision for taxes on unrealized gains on investments of $217 and $217, respectively.

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

Consolidated Statements of Changes in Members’ Capital – The table below provides a reconciliation for previously disclosed distributions from net investment income and realized gain for the nine months ended September 30, 2018 to distributions from distributable earnings as disclosed in the current filing.

Distributions to Unitholders from:	For the nine months ended September 30, 2018
Net investment income	$(56,739)
Total distributions to Unitholders	$(56,739)

3.	SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

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

For the three and nine months ended September 30, 2019, Management Fees amounted to $3,514 and $10,203, respectively. As of September 30, 2019, $3,514 remained payable. For the three and nine months ended September 30, 2018, Management Fees amounted to $2,564 and $6,694, respectively.

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

For the three and nine months ended September 30, 2019, the Company accrued unvested Incentive Fees of $2,100 and $6,755, respectively. As of September 30, 2019, $23,935 was payable in accordance with the terms of the Investment Advisory Agreement. For the three and nine months ended September 30, 2018, the Company accrued unvested Incentive Fees of $2,961 and $8,200, respectively.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and nine months ended September 30, 2019 and 2018, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and nine months ended September 30, 2019, the Company incurred expenses for services provided by the Administrator and the Custodian of $303 and $864, respectively. As of September 30, 2019, $163 remained payable. For the three and nine months ended September 30, 2018, the Company incurred expenses for services provided by the Administrator and the Custodian of $211 and $589, respectively.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three and nine months ended September 30, 2019, the Company incurred expenses for services provided by the Transfer Agent of $34 and $106, respectively. As of September 30, 2019, $52 remained payable. For the three and nine months ended September 30, 2018, the Company incurred expenses for services provided by the Transfer Agent of $33 and $92, respectively.

Affiliates

The Company’s investments in affiliates for the nine months ended September 30, 2019 were as follows:

	Fair Value as of December 31, 2018	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2019	Dividend, Interest and Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$—	$693,106	$(672,832)	$—	$—	$20,274	$300
Accuity Delivery Systems, LLC	20,688	59	—	—	1,534	22,281	1,187
Collaborative Imaging Holdco, LLC	15,400	18	—	—	606	16,024	1,053
Elah Holdings, Inc.	3,354	—	—	—	—	3,354	—
Total Non-Controlled Affiliates	$39,442	$693,183	$(672,832)	$—	$2,140	$61,933	$2,540

(1)	Fund advised by an affiliate of Goldman Sachs.
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

The Company’s investments in affiliates for the year ended December 31, 2018 were as follows:

	Fair Value as of December 31, 2017	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2018	Dividend, Interest and Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$1,313	$563,297	$(564,610)	$—	$—	$—	$202
Accuity Delivery Systems, LLC	—	19,730	—	—	958	20,688	860
Collaborative Imaging Holdco, LLC	—	15,115	—	—	285	15,400	1,053
Elah Holdings, Inc.	—	3,354	—	—	—	3,354	—
Total Non-Controlled Affiliates	$1,313	$601,496	$(564,610)	$—	$1,243	$39,442	$2,115

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due To Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of September 30, 2019 and December 31, 2018, there were $203 and $486, respectively, included within Accrued expenses and other liabilities and $14 and $68, respectively, included within Interest and other debt expense payable paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted exemptive relief (“Exemptive Relief”) that permits the Company to co-invest with Goldman Sachs BDC, Inc. (“GS BDC”), Goldman Sachs Middle Market Lending Corp. (“GS MMLC”), Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”) and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, after the date of the exemptive order, subject to certain  conditions including that co-investments are made in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the Exemptive Relief, and are allocated fairly amount participants. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of GS BDC, GS MMLC, GS PMMC II and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

4.	INVESTMENTS

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	September 30, 2019		December 31, 2018
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$892,740	$888,021	$743,103	$741,446
1st Lien/Last-Out Unitranche	128,044	127,242	165,256	163,253
2nd Lien/Senior Secured Debt	437,544	419,586	473,202	466,793
Unsecured Debt	4,317	4,306	4,309	4,295
Preferred Stock	15,206	15,885	10,196	12,159
Common Stock	13,096	16,149	11,864	11,285
Warrants	104	87	104	130
Total Investments	$1,491,051	$1,471,276	$1,408,034	$1,399,361

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	September 30, 2019		December 31, 2018
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	11.9%	18.8%	10.4%	18.0%
Internet Software & Services	10.9	17.2	9.4	16.3
Health Care Providers & Services	9.2	14.6	8.4	14.5
Health Care Technology	8.6	13.6	4.7	8.1
Diversified Financial Services	6.3	9.9	6.4	11.1
IT Services	5.5	8.7	8.4	14.6
Media	4.6	7.2	5.0	8.7
Chemicals	4.4	7.0	7.3	12.7
Professional Services	4.2	6.7	4.4	7.6
Health Care Equipment & Supplies	4.0	6.3	4.9	8.5
Road & Rail	3.9	6.2	3.3	5.7
Insurance	3.1	5.0	2.3	4.1
Food Products	2.7	4.3	3.6	6.2
Internet Catalog & Retail	2.6	4.1	2.2	3.9
Household Products	2.5	3.9	2.7	4.7
Transportation Infrastructure	2.3	3.6	—	—
Air Freight & Logistics	2.2	3.5	2.3	4.0
Diversified Telecommunication Services	2.2	3.4	2.4	4.1
Building Products	1.6	2.6	1.8	3.1
Real Estate Management & Development	1.5	2.4	1.4	2.4
Hotels, Restaurants & Leisure	1.2	1.9	1.3	2.2
Diversified Consumer Services	0.9	1.4	2.4	4.2
Beverages	0.8	1.3	0.9	1.5
Auto Components	0.8	1.2	0.8	1.4
Commercial Services & Supplies	0.7	1.2	0.5	0.9
Containers & Packaging	0.6	1.0	0.7	1.2
Life Sciences Tools & Services	0.6	0.9	0.6	1.0
Capital Markets	0.2	0.4	0.2	0.4
Distributors	—	—	1.3	2.2
Total	100.0%	158.3%	100.0%	173.3%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	September 30, 2019	December 31, 2018
United States	98.0%	97.9%
Ireland	2.0	2.1
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

Equity

Recent third-party investments or pending transactions are considered to be the best evidence for any change in fair value. When these are not available, the following valuation methodologies are used, as appropriate and available:

•Transactions in similar instruments;

•Discounted cash flow techniques;

•Third party appraisals; and

•Industry multiples and public comparables.

Evidence includes recent or pending reorganizations (for example, merger proposals, tender offers and debt restructurings) and significant changes in financial metrics, including:

•Current financial performance as compared to projected performance;

•Capitalization rates and multiples; and

•Market yields implied by transactions of similar or related assets.

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of September 30, 2019 and December 31, 2018. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of September 30, 2019(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of September 30, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$808,942	• Discount Rate	6.1% - 12.5% (8.5%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$127,242	• Discount Rate	8.1% - 9.8% (9.5%)
	2nd Lien/Senior Secured	Discounted cash flows:
	$335,684	• Discount Rate	9.5% - 10.8% (10.1%)
	Unsecured Debt	Discounted cash flows:
	$4,306	• Discount Rate	1.4% - 26.2% (13.7%)
Equity	Preferred Stock	Comparable multiples:
	$15,885	• EV/Revenue	1.1x - 3.4x (1.3x)
Comparable multiples:
		• EV/EBITDA(5)	7.8x - 19.8x (15.2x)
	Common Stock	Discounted cash flows:
	$16,149	• Discount Rate	14.7% - 31.1% (24.5%)
Comparable multiples:
		• EV/Revenue	4.8x - 25.0x (9.5x)
Comparable multiples:
		• EV/EBITDA(5)	7.8x - 16.6x (14.1x)
	Warrants	Comparable multiples:
	$87	• EV/EBITDA(5)	10.5x - 18.1x (12.5x)

(1)

Included within Level 3 assets of $1,350,879 is an amount of $42,584 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2019 and December 31, 2018. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of September 30, 2019:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$36,495	$851,526	$888,021
1st Lien/Last-Out Unitranche	—	—	127,242	127,242
2nd Lien/Senior Secured Debt	—	83,902	335,684	419,586
Unsecured Debt	—	—	4,306	4,306
Preferred Stock	—	—	15,885	15,885
Common Stock	—	—	16,149	16,149
Warrants	—	—	87	87
Affiliated Money Market Fund	20,274	—	—	20,274
Total assets	$20,274	$120,397	$1,350,879	$1,491,550

Derivatives	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (asset)(1)	$—	$214	$—	$—
Total	$—	$214	$—	$—

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2018:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$741,446	$741,446
1st Lien/Last-Out Unitranche	—	—	163,253	163,253
2nd Lien/Senior Secured Debt	—	59,865	406,928	466,793
Unsecured Debt	—	—	4,295	4,295
Preferred Stock	—	—	12,159	12,159
Common Stock	—	—	11,285	11,285
Warrants	—	—	130	130
Total assets	$—	$59,865	$1,339,496	$1,399,361

Derivatives	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (asset)(1)	$—	$105	$—	$105
Total	$—	$105	$—	$105

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2019:

Level 3	Beginning Balance as of January 1, 2019	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of September 30, 2019
1st Lien/Senior Secured Debt	$741,446	$231,404	$(22)	$(2,885)	$(122,167)	$3,750	$—	$—	$851,526
1st Lien/Last-Out Unitranche	163,253	21,350	(10,236)	1,201	(49,540)	1,214	—	—	127,242
2nd Lien/Senior Secured Debt	406,928	25,984	(12,341)	1,489	(66,234)	1,630	—	(21,772)	335,684
Unsecured Debt	4,295	—	—	3	—	8	—	—	4,306
Preferred Stock	12,159	6,010	750	(1,284)	(1,750)	—	—	—	15,885
Common Stock	11,285	1,232	—	3,632	—	—	—	—	16,149
Warrants	130	—	—	(43)	—	—	—	—	87
Total assets	$1,339,496	$285,980	$(21,849)	$2,113	$(239,691)	$6,602	$—	$(21,772)	$1,350,879

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held as of September 30, 2019 totaled $693, consisting of the following: 1st Lien/Senior Secured Debt $(2,415), 1st Lien/Last-Out Unitranche $1,166, 2nd Lien/Senior Secured Debt $(836), Unsecured Debt $3, Preferred Stock $(814), Common Stock $3,632 and Warrants $(43).

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2018:

Level 3	Beginning Balance as of January 1, 2018	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of September 30, 2018
1st Lien/Senior Secured Debt	$285,254	$353,177	$(7)	$(199)	$(39,360)	$1,440	$—	$—	$600,305
1st Lien/Last-Out Unitranche	112,956	80,972	—	(1,919)	(29,485)	1,187	—	—	163,711
2nd Lien/Senior Secured Debt	403,616	122,575	—	(1,493)	(65,393)	1,801	27,918	—	489,024
Unsecured Debt	3,783	—	—	3	—	7	—	—	3,793
Preferred Stock	2,979	4,800	—	792	—	—	—	—	8,571
Common Stock	3,573	5,254	2,324	318	(3,225)	—	—	—	8,244
Warrants	99	—	—	8	—	—	—	—	107
Total assets	$812,260	$566,778	$2,317	$(2,490)	$(137,463)	$4,435	$27,918	$—	$1,273,755
(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held as of September 30, 2018 totaled $(1,704), consisting of the following: 1st Lien/Senior Secured Debt $(166), 1st Lien/Last-Out Unitranche $(1,764), 2nd Lien/Senior Secured Debt $(895), Unsecured Debt $3, Preferred Stock $792, Common Stock $318 and Warrants $8.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the nine months ended September 30, 2019, transfers from Level 3 to Level 2 were primarily due to increased price transparency. For the nine months ended September 30, 2018, transfers from Level 2 to Level 3 were primarily due to decreased price transparency.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2019 and December 31, 2018, approximates its carrying value.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of September 30, 2019 and December 31, 2018, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities (which includes the Revolving Credit Facilities) was 268% and 239%, respectively.

The Company’s outstanding debt as of September 30, 2019 and December 31, 2018 was as follows:

	As of
	September 30, 2019			December 31, 2018
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(3)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(3)
BoA Revolving Credit Facility(1)	N/A	N/A	N/A	$130,000	$19,500	$110,500
JPM Revolving Credit Facility(2)	605,000	51,200	549,922	465,000	—	463,962
Total Debt	$605,000	$51,200	$549,922	$595,000	$19,500	$574,462

(1)	As of December 31, 2018, all outstanding borrowings were in USD.
(2)

The Company may borrow amounts in USD or certain other permitted currencies. As of September 30, 2019, the Company had outstanding borrowings denominated in USD of $494,443 and in Euros (EUR) of EUR 50,900. As of December 31, 2018, the Company had outstanding borrowings denominated in USD of $405,643 and in Euros (EUR) of EUR 50,900.

(3)	Debt outstanding denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of September 30, 2019 and December 31, 2018.

The combined weighted average interest rates of the aggregate borrowings outstanding for the nine months ended September 30, 2019 and for the year ended December 31, 2018 were 5.82% and 5.30% respectively.

BoA Revolving Credit Facility

The Company entered into the BoA Revolving Credit Facility on July 18, 2016 with Bank of America, N.A. as administrative agent, lead arranger, letter of credit issuer and lender. The Company amended the BoA Revolving Credit Facility on March 3, 2017, July 16, 2018 and August 1, 2018.

On May 31, 2019, the BoA Revolving Credit Facility matured and the Company has repaid in full all indebtedness, liabilities and other obligations thereof. In connection with the maturity of the BoA Revolving Credit Facility, all liens on collateral were released.

Costs of $2,383 were incurred in connection with obtaining and amending the BoA Revolving Credit Facility, which were recorded as deferred financing costs on the Consolidated Statements of Financial Condition and were amortized over the life of the BoA Revolving Credit Facility using the straight-line method until maturity. As of September 30, 2019 and December 31, 2018, outstanding deferred financing costs were $0 and $163, respectively.

The summary information of the BoA Revolving Credit Facility for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Borrowing interest expense	N/A	$2,736	$1,089	$8,068
Facility fees	N/A	10	26	44
Amortization of financing costs	N/A	125	165	568
Total	N/A	$2,871	$1,280	$8,680
Weighted average interest rate	N/A	4.81%	5.07%	4.82%
Average outstanding balance	N/A	$225,701	$28,718	$224,016

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

The JPM Revolving Credit Facility is a multicurrency facility. As of September 30, 2019, the total commitments under the JPM Revolving Credit Facility were $605,000. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fourth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $6,077 were incurred in connection with obtaining and amending the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of September 30, 2019 and December 31, 2018, outstanding deferred financing costs were $3,527 and $3,828, respectively.

The summary information of the JPM Revolving Credit Facility for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Borrowing interest expense	$7,859	$3,947	$23,344	$9,448
Facility fees	305	160	640	763
Amortization of financing costs	416	301	1,196	895
Total	$8,580	$4,408	$25,180	$11,106
Weighted average interest rate	5.66%	5.68%	5.86%	5.64%
Average outstanding balance	$551,023	$275,767	$532,429	$223,922

7.	DERIVATIVES

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

For the three and nine months ended September 30, 2019, the Company’s average USD notional exposure to foreign currency forward contracts were $2,574 and $3,336, respectively. The Company did not hold any derivative instruments prior to August 8, 2018.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of September 30, 2019.

Counterparty	Gross Amount of Assets on the Consolidated Statements of Financial Condition	Gross Amount of (Liabilities) on the Consolidated Statements of Financial Condition	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Financial Condition	Collateral (Received) Pledged (1)	Net Amounts (2)
Bank of America, N.A.	$214	$—	$214	$—	$214
Total	$214	$—	$214	$—	$214

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of December 31, 2018.

Counterparty	Gross Amount of Assets on the Consolidated Statements of Financial Condition	Gross Amount of (Liabilities) on the Consolidated Statements of Financial Condition	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Financial Condition	Collateral (Received) Pledged (1)	Net Amounts (2)
Bank of America, N.A.	$105	$—	$105	$—	$105
Total	$105	$—	$105	$—	$105

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the three and nine months ended September 30, 2019 and 2018 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net realized gain (loss) on foreign currency forward contracts	$46	$—	$56	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	69	2	109	2
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$115	$2	$165	$2

8.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of the dates indicated, the Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2019			December 31, 2018
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,097,430	$104,256	91%	$1,097,430	$263,383	76%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of September 30, 2019, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of the dates indicated, the Company had the following unfunded commitments by investment types:

	September 30, 2019			December 31, 2018
	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)	Commitment Expiration Date (1)	Unfunded Commitment(2)	Fair Value(3)
1st Lien/Senior Secured Debt
Picture Head Midco LLC	—	$—	$—	3/31/2019	$3,840	$(77)
VRC Companies, LLC	—	—	—	9/27/2019	1,313	(13)
SPay, Inc.	—	—	—	6/15/2020	8,544	(216)
Diligent Corporation	—	—	—	8/3/2020	374	(5)
Gastro Health Holdco, LLC	—	—	—	9/4/2020	7,642	(154)
Datto, Inc.	—	—	—	12/7/2022	3,739	(28)
Picture Head Midco LLC	—	—	—	8/31/2023	2,661	(54)
Datacor Holdings, Inc.	2/1/2020	800	(8)	—	—	—
Gastro Health Holdco, LLC	4/13/2020	7,356	(129)	—	—	—
Businessolver.com, Inc.	5/15/2020	1,355	(24)	5/15/2020	3,550	(72)
Hygiena Borrower LLC	6/29/2020	863	(17)	6/29/2020	857	(17)
Diligent Corporation	12/19/2020	9,056	(91)	12/19/2020	14,490	(181)
Pathway Vet Alliance LLC	12/21/2020	590	(6)	—	—	—
Brillio, LLC	2/6/2021	2,330	(23)	—	—	—
CorePower Yoga LLC	5/14/2021	2,854	(43)	—	—	—
Associations, Inc.	7/30/2021	1,874	(19)	7/30/2021	2,858	(29)
Gastro Health Holdco, LLC	9/13/2021	7,700	(135)	—	—	—
Netvoyage Corporation	3/24/2022	1,044	(13)	3/24/2022	1,044	(13)
VRC Companies, LLC	3/31/2022	88	(1)	3/31/2022	129	(1)
Diligent Corporation	4/14/2022	228	(2)	4/14/2022	1,140	(14)
Continuum Managed Services LLC	6/8/2022	3,280	—	6/8/2022	3,280	(66)
DDS USA Holding, Inc.	6/30/2022	1,625	(8)	6/30/2022	1,625	(12)
Xactly Corporation	7/29/2022	2,554	(32)	7/29/2022	2,554	(38)
Hygiena Borrower LLC	8/26/2022	580	(12)	8/26/2022	580	(12)
Lithium Technologies, Inc.	10/3/2022	3,237	(57)	10/3/2022	4,046	(81)
Bullhorn, Inc.	11/21/2022	952	—	—	—	—
Businessolver.com, Inc.	5/15/2023	3,108	(54)	5/15/2023	2,391	(48)
Integral Ad Science, Inc.	7/19/2023	2,741	(48)	7/19/2023	2,741	(55)
FWR Holding Corporation	8/21/2023	1,323	(13)	8/21/2023	1,103	(22)
Gastro Health Holdco, LLC	9/4/2023	3,100	(54)	9/4/2023	3,100	(62)
Empirix, Inc.	9/25/2023	1,900	(90)	9/25/2023	1,900	(33)
SPay, Inc.	6/17/2024	577	(19)	6/17/2024	461	(12)
Associations, Inc.	7/30/2024	886	(9)	7/30/2024	886	(9)
Fenergo Finance 3 Limited	9/5/2024	2,507	(192)	9/5/2024	2,635	(91)
Fenergo Finance 3 Limited	9/5/2024	1,785	(18)	9/5/2024	1,785	(36)
iCIMS, Inc.	9/12/2024	2,822	(49)	9/12/2024	2,822	(56)
MMIT Holdings, LLC	11/15/2024	4,788	(84)	11/15/2024	3,830	(77)
Wrike, Inc.	12/31/2024	2,400	(48)	12/31/2024	2,400	(48)
Mailgun Technologies, Inc.	3/26/2025	2,370	(47)	—	—	—
Internet Truckstop Group, LLC	4/2/2025	2,800	(70)	—	—	—
CorePower Yoga LLC	5/14/2025	1,070	(16)	—	—	—
Total 1st Lien/Senior Secured Debt		$82,543	$(1,431)		$90,320	$(1,632)
1st Lien/Last-Out Unitranche
Doxim, Inc.	—	$—	$—	2/28/2020	$8,356	$(251)
Vantage Mobility International, LLC	9/9/2021	717	(50)	—	—	—
Total 1st Lien/Last-Out Unitranche		$717	$(50)		$8,356	$(251)
2nd Lien/Senior Secured Debt
RSC Acquisition, Inc.	—	$—	$—	3/5/2020	$6,400	$(64)
USRP Holdings, Inc.	3/29/2020	884	(9)	3/29/2020	884	(11)
Chase Industries, Inc.	5/11/2020	6,400	(400)	5/11/2020	6,400	(208)
Hygiena Borrower LLC	6/29/2020	883	(15)	6/29/2020	874	(15)
Genesis Acquisition Co.	7/31/2020	2,700	(68)	7/31/2020	2,666	(74)
Total 2nd Lien/Senior Secured Debt		$10,867	$(492)		$17,224	$(372)
Total		$94,127	$(1,973)		$115,900	$(2,255)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	The fair value is reflected as investments, at fair value on the Consolidated Statements of Financial Condition.
(3)	Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of September 30, 2019 and December 31, 2018.

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

9.	MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns for the nine months ended September 30, 2019:

Unit Issue Date	Units Issued	Proceeds Received
February 22, 2019	689,032	$65,846
March 28, 2019	455,946	43,897
April 29, 2019	234,200	21,949
May 30, 2019	232,747	21,948
September 20, 2019	58,300	5,487
Total capital drawdowns	1,670,225	$159,127

The following table summarizes the total Units issued and proceeds related to capital drawdowns for the nine months ended September 30, 2018:

Unit Issue Date	Units Issued	Proceeds Received
February 21, 2018	335,966	$32,923
March 28, 2018	222,135	21,949
April 27, 2018	339,498	32,923
June 28, 2018	558,772	54,871
August 27, 2018	903,600	87,795
September 27, 2018	336,610	32,923
Total capital drawdowns	2,696,581	$263,384

Distributions

The following table reflects the distributions declared on the Company’s common Units for the nine months ended September 30, 2019:

Date Declared	Record Date	Payment Date	Amount Per Unit
February 20, 2019	March 29, 2019	April 26, 2019	$2.53
May 7, 2019	June 28, 2019	July 26, 2019	$1.97
July 30, 2019	September 30, 2019	October 25, 2019	$3.27

The following table reflects the distributions declared on the Company’s common Units for the nine months ended September 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Unit
February 21, 2018	March 30, 2018	April 25, 2018	$2.93
May 1, 2018	June 29, 2018	July 25, 2018	$2.92
August 1, 2018	September 28, 2018	October 25, 2018	$2.78

10.	EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator for basic and diluted earnings per unit—increase in Members’ Capital resulting from operations	$16,686	$16,188	$40,730	$45,171
Denominator for basic and diluted earnings per unit—the weighted average Units outstanding	10,134,067	6,838,195	9,626,310	5,959,255
Basic and diluted earnings (loss) per unit	$1.65	$2.37	$4.23	$7.58

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

11.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Per Unit Data:(1)
NAV, beginning of period	$94.83	$97.05
Net investment income	7.39	8.01
Net realized and unrealized gains (losses)(2)	(3.14)	(0.51)
Income tax provision, realized and unrealized gains	(0.05)	(0.15)
Net increase (decrease) in net assets resulting from operations(2)	4.20	7.35
Distributions declared:(3)
From net investment income	(7.77)	(8.63)
Total increase (decrease) in net assets	(3.57)	(1.28)
NAV, end of period	$91.26	$95.77
Units outstanding, end of period	10,185,396	7,720,009
Weighted average units outstanding	9,626,310	5,959,255
Total return based on NAV(4)	4.43%	7.57%
Ratio/Supplemental Data (all amounts in thousands except ratios):
Members’ Capital, end of period	$929,565	$739,322
Ratio of net expenses to average Members’ Capital(5)	6.65%	8.21%
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital(5)	1.95%	2.18%
Ratio of interest and other debt expenses to average Members’ Capital(5)	3.95%	4.60%
Ratio of incentive fees to average Members’ Capital(5)	0.75%	1.43%
Ratio of total expenses to average Members’ Capital(5)	6.65%	8.21%
Ratio of net investment income (loss) to average Members’ Capital(5)	10.88%	11.64%
Average debt outstanding	$561,147	$447,938
Average debt per unit (6)	$58.29	$75.17
Portfolio turnover	17%	13%

(1)	The per unit data was derived by using the weighted average units outstanding during the applicable period.
(2)	The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.
(3)	The per unit data for distributions declared reflects the actual amount of distributions declared per unit for the applicable period.
(4)	Total return based on NAV is calculated as the change in NAV per unit during the period plus dividends declared per unit, divided by the beginning NAV per unit.
(5)	Annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.
(6)	Average debt per unit is calculated as average debt outstanding divided by the weighted average units outstanding during the applicable period.
12.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Financial Condition date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On October 18, 2019, the Board of Directors declared a $9,000 distribution payable on October 30, 2019 to Unitholders of record as of October 16, 2019.

On October 30, 2019, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period October 1, 2019 through December 31, 2019, payable on or about January 27, 2020 to Unitholders of record as of December 31, 2019.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through September 30, 2019, we have originated $2.12 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Leverage

The JPM Revolving Credit Facility allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of September 30, 2019 and December 31, 2018, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 268% and 239%, respectively. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as the Company, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ (the “Board of Directors” or the “Board”) assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2019 and December 31, 2018, our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	As of
	September 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$892.74	$888.02	60.4%	$743.10	$741.44	53.0%
First Lien/Last-Out Unitranche	128.04	127.24	8.6	165.26	163.25	11.7
Second Lien/Senior Secured Debt	437.54	419.59	28.5	473.20	466.79	33.3
Unsecured Debt	4.32	4.31	0.3	4.31	4.30	0.3
Preferred Stock	15.21	15.88	1.1	10.20	12.16	0.9
Common Stock	13.10	16.15	1.1	11.86	11.29	0.8
Warrants	0.10	0.09	0.0	0.10	0.13	0.0
Total Investments	$1,491.05	$1,471.28	100.0%	$1,408.03	$1,399.36	100.0%

As of September 30, 2019 and December 31, 2018, the weighted average yield of our portfolio by asset type (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.0%	9.1%	10.0%	10.0%
First Lien/Last-Out Unitranche(2)(3)	10.2	10.4	11.3	11.8
Second Lien/Senior Secured Debt(2)	10.7	11.5	11.2	11.6
Unsecured Debt(2)	13.6	13.7	13.6	13.8
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	9.5%	9.7%	10.4%	10.6%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
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

As of September 30, 2019, the total portfolio weighted average yield at amortized cost and fair value was 9.5% and 9.7%, respectively, which decreased from 10.4% and 10.6%, respectively, as of December 31, 2018. Within First Lien/Senior Secured Debt the decrease in weighted average yield at amortized cost and fair value was primarily driven by the decrease in LIBOR on our variable rate secured debt investments.  Within First Lien/Last-Out Unitranche, the decrease in weighted average yield at amortized cost and fair value was primarily driven by the restructure of one investment and the decrease in LIBOR on our variable rate secured debt investments.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019	December 31, 2018
Number of portfolio companies	63	59
Percentage of performing debt bearing a floating rate(1)	98.7%	98.7%
Percentage of performing debt bearing a fixed rate(1)(2)	1.3%	1.3%
Weighted average leverage (net debt/EBITDA)(3)	5.9x	5.7x
Weighted average interest coverage(3)	2.2x	2.0x
Median EBITDA(3)	$38.91 million	$40.26 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.

(2)	Includes income producing preferred stock investments, if applicable.
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

As of September 30, 2019 and December 31, 2018, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 21.1% and 28.9%, respectively, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019		December 31, 2018
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$71.05	4.8%	$—	—%
Grade 2	1,366.17	92.9	1,364.89	97.5
Grade 3	34.06	2.3	34.47	2.5
Grade 4	—	—	—	—
Total Investments	$1,471.28	100.0%	$1,399.36	100.0%

The increase in investments with a grade 1 investment performance rating as of September 30, 2019 compared to December 31, 2018 was driven by two portfolio companies with an aggregate fair value of $71.05 million being upgraded due to potential exits.

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019		December 31, 2018
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,491.05	100.0%	$1,408.03	100.0%
Non-accrual	—	—	—	—
Total Investments	$1,491.05	100.0%	$1,408.03	100.0%

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

The following table shows our investment activity for the three months ended September 30, 2019 and 2018 by investment type:

	For the Three Months Ended
	September 30, 2019	September 30, 2018
	($ in millions)
New investments committed at cost:
Gross originations	$28.19	$303.60
Less: Syndications(1)	—	—
Net amount of new investments committed at cost:	$28.19	$303.60
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$25.54	$273.08
First Lien/Last-Out Unitranche	2.65	—
Second Lien/Senior Secured Debt	—	30.52
Unsecured Debt	—	—
Preferred Stock	—	—
Common Stock	—	—
Warrants	—	—
Total	$28.19	$303.60
Proceeds from investments sold or repaid(9):
First Lien/Senior Secured Debt	$12.06	$9.44
First Lien/Last-Out Unitranche	0.14	0.14
Second Lien/Senior Secured Debt	25.33	35.00
Unsecured Debt	—	—
Preferred Stock	—	—
Common Stock	—	—
Warrants	—	—
Total	$37.53	$44.58
Net increase (decrease) in portfolio	$(9.34)	$259.02
Number of new portfolio companies with new investment commitments(3)	—	8
Total new investment commitment amount in new portfolio companies(3)	$—	$252.52
Average new investment commitment amount in new portfolio companies(3)	$—	$31.57
Number of existing portfolio companies with new investment commitments(3)	5	4
Total new investment commitment amount in existing portfolio companies(3)	$28.19	$51.07
Weighted average remaining term for new investment commitments (in years)(3)(4)	4.8	5.5
Percentage of new debt investment commitments at floating interest rates(3)(10)	93.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)(10)	7.0%	0.0%
Weighted average yield on new debt and income producing investment commitments(2)(3)(5)	8.8%	9.5%
Weighted average yield on new investment commitments(2)(3)(6)	8.8%	9.5%
Weighted average yield on debt and income producing investments sold or paid down(7)(9)	10.0%	10.6%
Weighted average yield on investments sold or paid down(8)(9)	10.0%	10.6%

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close of the investment.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
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

(9)	Excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
(10)	Computed based on amount of investments committed at cost.

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	($ in millions)		($ in millions)
Total investment income	$38.33	$32.33	$117.53	$85.30
Net expenses	(15.18)	(13.85)	(46.40)	(37.57)
Net investment income before taxes	23.15	18.48	71.13	47.73
Excise tax expense	0.04	—	—	—
Net investment income after taxes	23.19	18.48	71.13	47.73
Net realized gain (loss) on investments	(0.01)	—	(21.84)	2.32
Net realized gain (loss) on foreign currency transactions	0.04	(0.27)	0.07	(0.27)
Net unrealized appreciation (depreciation) on investments	(8.81)	(2.06)	(11.10)	(3.98)
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	2.43	0.26	2.91	0.26
Income tax (provision) benefit, realized and unrealized gain/loss	(0.15)	(0.22)	(0.44)	(0.89)
Net increase (decrease) in Members’ Capital resulting from operations	$16.69	$16.19	$40.73	$45.17

Net increase in Members’ Capital resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	($ in millions)		($ in millions)
Interest	$37.64	$31.61	$115.47	$83.85
Dividend income	0.17	0.16	0.42	0.24
Other income	0.52	0.56	1.64	1.21
Total investment income	$38.33	$32.33	$117.53	$85.30

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $31.61 million for the three months ended September 30, 2018 to $37.64 million for the three months ended September 30, 2019, primarily due to an increase in the size of our portfolio. The amortized cost of the portfolio increased from $1,310.12 million as of September 30, 2018 to $1,491.05 million as of September 30, 2019. Included in interest for the three months ended September 30, 2019 and 2018 is $0.00 million and $0.35 million, respectively, in prepayment premiums and $0.54 million and $0.60 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $83.85 million for the nine months ended September 30, 2018 to $115.47 million for the nine months ended September 30, 2019, primarily due to an increase in the size of our portfolio. The amortized cost of the portfolio increased from $1,310.12 million as of September 30, 2018 to $1,491.05 million as of September 30, 2019. Included in interest for the nine months ended September 30, 2019 and 2018 is $1.69 million and $1.48 million, respectively, in prepayment premiums and $3.09 million and $2.02 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend and other income

Dividend and other income for the three and nine months ended September 30, 2019 remained relatively consistent as compared to the three and nine months ended September 30, 2018.

Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	($ in millions)		($ in millions)
Interest and other debt expenses	$8.58	$7.28	$26.46	$19.79
Management fees	3.51	2.56	10.20	6.69
Incentive fees	2.10	2.96	6.76	8.20
Professional fees	0.33	0.29	1.11	1.22
Administration, custodian and transfer agent fees	0.34	0.25	0.97	0.68
Directors’ fees	0.10	0.09	0.28	0.27
Other expenses	0.22	0.42	0.62	0.72
Total expenses	$15.18	$13.85	$46.40	$37.57

Interest and other debt expenses

Interest and other debt expenses increased from $7.28 million for the three months ended September 30, 2018 to $8.58 million for the three months ended September 30, 2019. This was primarily due to an increase in the average aggregate daily borrowings from $501.47 million to $551.02 million, which was driven by an increase in the size of our portfolio.

Interest and other debt expenses increased from $19.79 million for the nine months ended September 30, 2018 to $26.46 million for the nine months ended September 30, 2019. This was primarily due to an increase in the average aggregate daily borrowings from $447.94 million to $561.15 million, which was driven by an increase in the size of our portfolio.

Management Fees and Incentive Fees

Management Fees increased from $2.56 million for the three months ended September 30, 2018 to $3.51 million for the three months ended September 30, 2019 as a result of an increase in the size of our portfolio. The accrual for Incentive Fees decreased from $2.96 million for the three months ended September 30, 2018 to $2.10 million for the three months ended September 30, 2019.

Management Fees increased from $6.69 million for the nine months ended September 30, 2018 to $10.20 million for the nine months ended September 30, 2019 as a result of an increase in the size of our portfolio. The accrual for Incentive Fees decreased from $8.20 million for the nine months ended September 30, 2018 to $6.76 million for the nine months ended September 30, 2019.

Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses for the three and nine months ended September 30, 2019 remained relatively consistent as compared to the three and nine months ended September 30, 2018.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies for the three and nine months ended September 30, 2019 and 2018 consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in millions)		(in millions)
MyON holdings, LLC	$—	$—	$—	$2.32
Country Fresh Holdings, LLC	—	—	(12.34)	—
Picture Head Midco LLC	(0.01)	—	(0.01)	—
Vantage Mobility International, LLC	—	—	(10.24)	—
Other, net	—	—	0.75	—
Net realized gain (loss)	$(0.01)	$—	$(21.84)	$2.32

For the nine months ended September 30, 2019, net realized losses were primarily driven by our investments in two portfolio companies. In May 2019, we exchanged our first lien/last-out unitranche debt in Vantage Mobility International, LLC for first lien/last-out unitranche debt, preferred stock and common stock, which resulted in a realized loss of $10.24 million. In addition, in April 2019, we exchanged our second lien debt in Country Fresh Holding Company Inc. for common stock, which resulted in a realized loss of $12.34 million.

In connection with the proceeds received from the exit of our equity investment in myON, LLC, we recorded an income tax provision on realized gains of $0.67 million for the nine months ended September 30, 2018.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net change in unrealized appreciation (depreciation) on investments for the three months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	($ in millions)		($ in millions)
Unrealized appreciation	$2.51	$2.08	$10.56	$2.88
Unrealized depreciation	(11.32)	(4.14)	(21.66)	(6.86)
Net change in unrealized appreciation (depreciation) on investments	$(8.81)	$(2.06)	$(11.10)	$(3.98)

The change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2019 consisted of the following:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
	($ in millions)
Portfolio Company:
Accuity Delivery Systems, LLC	$0.50	$1.53
Continuum Managed Services LLC - Class B	0.34	1.78
DuBois Chemicals, Inc.	0.29	0.08
SPay, Inc.	0.25	(0.04)
Bullhorn, Inc.	0.18	0.17
Continuum Managed Services LLC	(0.06)	0.77
Country Fresh Holding Company Inc.	(0.06)	2.03
Wrike, Inc.	(0.07)	1.05
Empirix, Inc.	(0.28)	(1.12)
Chase Industries, Inc.	(0.99)	(1.03)
Diligent Corporation	(1.18)	(1.35)
Other, net(1)	(1.19)	(0.66)
Fenergo Finance 3 Limited	(1.39)	(1.32)
Vantage Mobility International, LLC	(1.50)	(0.97)
Zep Inc.	(3.65)	(12.02)
Total	$(8.81)	$(11.10)

(1)

For the three and nine months ended September 30, 2019, other, net includes gross unrealized appreciation of $0.95 million and $3.15 million, respectively, and gross unrealized depreciation of $(2.14) million and $(3.81) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the three and nine months ended September 30, 2019 was primarily driven by the unrealized depreciation in Zep Inc., which was due to financial underperformance.

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
	($ in millions)
Portfolio Company:
Accuity Delivery Systems, LLC	$0.46	$0.46
MedPlast Holdings, Inc.	0.28	0.28
Xactly Corporation	0.24	0.19
Continuum Managed Services LLC - Class B	0.22	0.56
Lithium Technologies, Inc.	0.20	0.22
Other, net(1)	(0.44)	(0.90)
Yasso, Inc.	(0.27)	(0.56)
Country Fresh Holdings, LLC	(0.29)	(0.58)
SF Home Décor, LLC	(0.34)	(0.11)
Vantage Mobility International, LLC	(0.53)	(1.58)
Genesis Acquisition Co.	(0.59)	(0.47)
Zep Inc.	(1.00)	(1.49)
Total	$(2.06)	$(3.98)

(1)

For the three and nine months ended September 30, 2018, other, net includes gross unrealized appreciation of $0.68 million and $1.17 million, respectively, and gross unrealized depreciation of $(1.12) million and $(2.07) million, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our Unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to the JPM Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2019 and December 31, 2018, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 268% and 239%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of September 30, 2019, we had cash of approximately $48.42 million, an increase of $22.87 million from December 31, 2018. In addition, as of September 30, 2019, we had an investment in a money market fund managed by an affiliate of Group Inc. of $20.27 million. Cash used by operating activities for the nine months ended September 30, 2019 was approximately $40.78 million, primarily driven by net purchases of investments of $96.96 million, net purchases of investments in the affiliated money market fund of $20.27 million, offset by other operating activities of $35.72 million and an increase in Members’ Capital resulting from operations of $40.73 million. Cash provided by financing activities for the nine months ended September 30, 2019 was approximately $63.70 million, primarily driven by proceeds from the issuance of common Units of $159.13 million, offset by net borrowings on debt of $24.54 million, distributions paid of $69.94 million and other financing activities of $0.95 million.

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

As of September 30, 2019 and December 31, 2018, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2019			December 31, 2018
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$104.26	91%	$1,097.43	$263.38	76%

The following table summarizes the total Units issued and proceeds related to capital drawdowns for the nine months ended September 30, 2019:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
February 22, 2019	689,032	$65.84
March 28, 2019	455,946	43.90
April 29, 2019	234,200	21.95
May 30, 2019	232,747	21.95
September 20, 2019	58,300	5.49
Total capital drawdowns	1,670,225	$159.13

The following table summarizes the total Units issued and proceeds related to capital drawdowns for the nine months ended September 30, 2018:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
February 21, 2018	335,966	$32.92
March 28, 2018	222,135	21.95
April 27, 2018	339,498	32.92
June 28, 2018	558,772	54.87
August 27, 2018	903,600	87.80
September 27, 2018	336,610	32.92
Total capital drawdowns	2,696,581	$263.38

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

The following table shows our contractual obligations as of September 30, 2019:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Revolving Credit Facility	$494.44	$—	$494.44	$—	$—
JPM Revolving Credit Facility	€50.90	€—	€50.90	€—	€—

Euro (“€”)

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

The JPM Revolving Credit Facility is a multicurrency facility. As of September 30, 2019, the total commitments under the JPM Revolving Credit Facility were $605.00 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fourth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2019, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of September 30, 2019 and December 31, 2018, our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2019	December 31, 2018
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$82.54	$90.32
First Lien/Last-Out Unitranche	0.72	8.36
Second Lien/Senior Secured Debt	10.87	17.22
Total	$94.13	$115.90

As of September 30, 2019, we had aggregate Commitments and undrawn Commitments from investors as follows:

	September 30, 2019
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$104.26	91%

RECENT DEVELOPMENTS

On October 18, 2019, the Board of Directors declared a $9.00 million distribution payable on October 30, 2019 to Unitholders of record as of October 16, 2019.

On October 30, 2019, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per unit, including net investment income (if positive), for the period October 1, 2019 through December 31, 2019, payable on or about January 27, 2020 to Unitholders of record as of December 31, 2019.

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

Non-Accrual Status

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the investment has sufficient collateral value and is in the process of collection. As of September 30, 2019 and December 31, 2018, we had no investments on non-accrual status.

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

As of September 30, 2019 and December 31, 2018, on a fair value basis, approximately 1.3% and 1.3%, respectively, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 98.7% and 98.7%, respectively, of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2019 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2019 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$37.43	$(15.35)	$22.08
Up 200 basis points	24.96	(10.23)	14.73
Up 100 basis points	12.48	(5.12)	7.36
Up 75 basis points	9.36	(3.84)	5.52
Up 50 basis points	6.24	(2.56)	3.68
Up 25 basis points	3.12	(1.28)	1.84
Down 25 basis points	(3.12)	1.28	(1.84)
Down 50 basis points	(6.24)	2.56	(3.68)
Down 75 basis points	(9.36)	3.84	(5.52)
Down 100 basis points	(12.48)	5.12	(7.36)
Down 200 basis points	(14.03)	10.23	(3.80)
Down 300 basis points	(14.07)	10.31	(3.76)

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Revolving Credit Facilities. If we are unable to do so, amounts drawn under the Revolving Credit Facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total Units issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2019:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
February 22, 2019	689,032	$65.84
March 28, 2019	455,946	43.90
April 29, 2019	234,200	21.95
May 30, 2019	232,747	21.95
September 20, 2019	58,300	5.49
Total capital drawdowns	1,670,225	$159.13

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Date: November 7, 2019	/s/ Brendan McGovern
Brendan McGovern
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 7, 2019	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)