Form 10-K
period 2019-12-31
Goldman Sachs Private Middle Market Credit LLC
filed 2020-02-20
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act:

Limited Liability Company Units

(Title of Class)

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

As of June 30, 2019, there was no established public market for the registrant’s limited liability company units. The number of the registrant’s limited liability company common units outstanding as of February 20, 2020 was 10,185,396.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Index to Annual Report on Form 10-K for

Year Ended December 31, 2019

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	changes in interest rates, including the decommissioning of LIBOR;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•	the ability of the Investment Adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•	currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars.

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, the terms “Company,” “we,” “us” or “our” refer to Goldman Sachs Private Middle Market Credit LLC together with its consolidated subsidiaries. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “Group Inc.” refers to The Goldman Sachs Group, Inc. The term “Goldman Sachs” refers to Group Inc., together with Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in all markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs BDC, Inc., (“GS BDC”), Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) and Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”)), relationships and products, collectively, the “Accounts”).

ITEM 1.     BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through December 31, 2019, we have originated $2.17 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We expect to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in private middle-market credit obligations and related instruments. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. “Middle market” is used to refer to companies with between $5 million and $125 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time and non-recurring items that are outside the operations of these companies. While, as a result of fluctuations in the net asset value (“NAV”) of one asset relative to another asset, private middle-market credit obligations and related instruments may represent less than 80% of our net assets (plus any borrowings for investment purposes) at any time, we may not invest, under normal circumstances, more than 20% of our net assets (plus any borrowings for investment purposes) in securities and other instruments that are not private middle-market credit obligations and related instruments. To the extent we determine to invest indirectly in private middle-market credit obligations and related instruments, we may invest through certain synthetic instruments, including derivatives that have similar economic characteristics to private middle-market credit obligations which we will value at market value or, if no market value is ascertainable, at fair value for the purpose of complying with the above mentioned policy. For purposes of determining compliance with our 80% policy, each applicable derivative instrument will be valued based upon its market value. We will notify unitholders (the “Unitholders”) at least 60 days prior to any change to the 80% investment policy described above.

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

Investment Portfolio

Our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) consisted of the following:

	December 31, 2019
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$875.70	$870.02	62.2%
First Lien/Last-Out Unitranche	128.26	127.21	9.1
Second Lien/Senior Secured Debt	391.15	369.65	26.4
Unsecured Debt	4.90	4.88	0.3
Preferred Stock	15.21	15.95	1.1
Common Stock	12.01	12.70	0.9
Warrants	0.10	0.10	0.0
Total Investments	$1,427.33	$1,400.51	100.0%

As of December 31, 2019, our portfolio consisted of 124 investments in 60 portfolio companies across 28 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2019, were Interactive Media & Services, Health Care Providers & Services, Health Care Technology and Software, which represented 13.4%, 10.2%, 9.2% and 8.7%, respectively, of our portfolio at fair value.

The geographic composition of our portfolio at fair value as of December 31, 2019 was 97.9% invested in portfolio companies organized in the United States and 2.1% in portfolio companies organized in Ireland.

The weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	December 31, 2019
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.8%	8.9%
First Lien/Last-Out Unitranche(2)(3)	10.0	10.2
Second Lien/Senior Secured Debt(2)	10.6	11.7
Unsecured Debt(2)	13.6	13.8
Preferred Stock(4)	—	—
Common Stock(4)	—	—
Warrants(4)	—	—
Total Portfolio	9.2%	9.6%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
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

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.):

December 31, 2019
Number of portfolio companies	60
Percentage of performing debt bearing a floating rate (1)	98.6%
Percentage of performing debt bearing a fixed rate (1) (2)	1.4%
Weighted average leverage (net debt/EBITDA)(3)	6.1x
Weighted average interest coverage(3)	2.2x
Median EBITDA(3)	$40.3 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of December 31, 2019 and December 31, 2018, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 20.7% and 28.9%, respectively, of total debt investments at fair value.

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

As of the date indicated, we had aggregate Commitments and undrawn Commitments from investors as follows:

	December 31, 2019
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$104.26	91%

The following table summarizes the total Units issued and proceeds received related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2019
February 22, 2019	689,032	$65.84
March 28, 2019	455,946	43.90
April 29, 2019	234,200	21.95
May 30, 2019	232,747	21.95
September 20, 2019	58,300	5.49
Total capital drawdowns	1,670,225	$159.13

For the Year Ended December 31, 2018
February 21, 2018	335,966	$32.92
March 28, 2018	222,135	21.95
April 27, 2018	339,498	32.92
June 28, 2018	558,772	54.87
August 27, 2018	903,600	87.80
September 27, 2018	336,610	32.92
November 13, 2018	795,162	76.82
Total capital drawdowns	3,491,743	$340.20

For the Year Ended December 31, 2017
April 27, 2017	203,758	$20.01
April 28, 2017	535	0.05
May 26, 2017	444,153	43.90
June 29, 2017	441,837	43.90
August 21, 2017	557,806	54.87
September 28, 2017	332,027	32.92
October 30, 2017	900,334	87.79
Total capital drawdowns	2,880,450	$283.44

Investment Period

Our investment period commenced on the Initial Closing Date and continued through May 5, 2019. Following the end of the investment period, we have the right to issue drawdowns only (i) to pay, and/or establish reserves for, our actual or anticipated expenses, liabilities, including the payment or repayment of indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, or other obligations, contingent or otherwise, including the Management Fee (as defined below), whether incurred before or after the end of the investment period, (ii) to fulfill investment commitments made or approved by the Investment Committee (as defined below) prior to the expiration of the investment period, (iii) to engage in hedging transactions or (iv) to make additional investments in existing portfolio companies (including transactions to hedge interest rate or currency risks related to such additional investment).

Term

Our term will expire on May 5, 2024, subject to the Board of Directors’ right to liquidate us at any time and to extend our term for up to two successive one year periods (such term, including any extensions, the “Term”). Upon the request of the Board of Directors and the approval of a majority-in-interest of the Unitholders, our Term may be further extended.

We shall be dissolved (i) upon the expiration of our Term (as such Term may be extended pursuant to the above), (ii) at any time upon a decision of the Board of Directors, (iii) if there are no Unitholders, unless our business is continued in accordance with the LLC Agreement or applicable law or (iv) upon the entry of a decree of judicial dissolution under applicable law.

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of our Board of Directors, a majority of which is made up of independent directors (including an independent Chairman), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is a subsidiary of Group Inc., a public company that is a bank holding company (a “BHC”), financial holding company (a “FHC”) and a world-wide, full-service financial services organization. Group Inc. is the general partner and owner of GSAM. GSAM has been providing financial solutions for investors since 1988 and had over $1.7 trillion of assets under supervision as of December 31, 2019.

The GSAM Private Credit Group

The Private Credit Group of GSAM (the “GSAM Private Credit Group”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring our investments and monitoring and servicing our investments. The GSAM Private Credit Group was comprised of 25 investment professionals, as of December 31, 2019, all of whom are dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company. The GSAM Private Credit Group sits with a broader team known as the “GSAM Credit Alternatives Team” which has additional responsibilities other than those relating to the Company. In addition, GSAM has risk management, legal, accounting, tax, information technology and compliance personnel, among others, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

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

Allocation of Opportunities

Our investment objectives and investment strategies are similar to those of other client accounts managed by our Investment Adviser (including GS BDC, GS MMLC and GS PMMC II) and an investment appropriate for us may also be appropriate for those Accounts. This creates potential conflicts in allocating investment opportunities among us and such other Accounts, particularly in circumstances where the availability of such investment opportunities is limited, where the liquidity of such investment opportunities is limited or where co-investments by us and other Accounts are not permitted under applicable law.

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

Subject to applicable law, we may invest alongside Goldman Sachs and its Accounts. In certain circumstances, negotiated co-investments by us and other Accounts may be made only pursuant to an order from the SEC permitting us to do so. Together with our Investment Adviser, GS BDC and GS MMLC, we applied for and received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS BDC, GS MMLC and GS PMMC II), each of whose investment adviser is GSAM. After the date of the exemptive order, co-investments may be made subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief and are allocated fairly among participants. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS BDC, GS MMLC, GS PMMC II and/or other funds managed by our Investment Adviser. If our Investment Adviser identifies an investment and we are unable to rely on our exemptive relief for that particular opportunity, our Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts.

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

Market Opportunity

The GSAM Private Credit Group believes there is an attractive investment opportunity to invest in U.S. middle-market companies. Specifically:

•

The middle-market represents a large target market opportunity. According to the National Center for the Middle Market and the CIA World Factbook, the U.S. middle market is comprised of approximately 200,000 companies that represent approximately 33% of the private sector gross domestic product, employing approximately 47.9 million people.[1] The GSAM Private Credit Group believes that there is an attractive investment environment for us to provide loans to U.S. middle market companies.

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

Competitive Advantages

The Goldman Sachs Platform: Group Inc. is a leading global financial institution that provides a wide range of financial services to a substantial and diversified client base, including companies and high net worth individuals, among others. The firm is headquartered in New York, and maintains offices across the United States and in all major financial centers around the world. Group Inc.’s asset management subsidiary, GSAM, is one of the world’s leading investment managers with 698 investment professionals and approximately $1.7 trillion in assets under supervision2 as of December 31, 2019. GSAM’s investment teams, including the GSAM Private Credit Group, capitalize on the relationships, market insights, risk management expertise, technology and infrastructure of Goldman Sachs. The GSAM Private Credit Group believes the Goldman Sachs platform delivers a meaningful competitive advantage in the following ways:

•

Origination of Investment Opportunities: Goldman Sachs has a preeminent network of relationships and the ability to provide valued intellectual, as well as financial, capital to middle-market borrowers which the GSAM Private Credit Group believes significantly enhances

[1]

Estimate for 2019 by the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org (relying on data from the CIA World Factbook, available at https://www.cia.gov/library/publications/the-world-factbook/).

[2]	Assets Under Supervision (AUS) includes assets under management and other client assets for which Goldman Sachs does not have full discretion.

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

As of December 31, 2019, our portfolio (which term does not include our investment in a money market fund managed by an affiliate of Group Inc.) on a fair value basis, was comprised of approximately 97.7% secured debt investments (62.2% in first lien debt, 9.1% in first lien/last-out unitranche loans and 26.4% in second lien debt), 0.3% in unsecured debt, 1.1% in preferred stock and 0.9% in common stock and warrants. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to Unitholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our common Units and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

On January 4, 2017, the SEC granted exemptive relief that permits us to co-invest with GS BDC, GS MMLC, GS PMMC II and certain other funds managed by the GSAM Credit Alternatives investment team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly, and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company.

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

For the year ended December 31, 2019, Management Fees amounted to $13.60 million. As of December 31, 2019, $3.40 million remained payable. For the year ended December 31, 2018, Management Fees amounted to $9.60 million.

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

(c)

Third, subject to clauses (a) and (b), our Investment Adviser is entitled to an Incentive Fee equal to 100% of all amounts designated by us as proceeds intended for distribution and Incentive Fee payments, until such time as the cumulative Incentive Fee paid to our Investment Adviser pursuant to this clause (c) is equal to 15% of the amount by which the sum of (i) cumulative distributions to Unitholders pursuant to clauses (a) and (b) above and (ii) the cumulative Incentive Fee previously paid to our Investment Adviser pursuant to this clause (c) exceeds Contributed Capital; and

(d)

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

Board Approval of the Investment Advisory Agreement

Our Board of Directors determined at an in person meeting held on July 29, 2019 to approve the continuation of the Investment Advisory Agreement. In its consideration of the renewal of the Investment Advisory Agreement, the Board of Directors focused on information it had received relating to, among other things:

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

In connection with their consideration of the renewal of the Investment Advisory Agreement, our Board of Directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling their decision. After deliberation and consideration of all of the information provided, including the factors described above, the Board of Directors concluded, in the exercise of their business judgment, that the management fees paid by us were reasonable in light of the services provided to us by the Investment Adviser, the Investment Adviser’s costs, and our current and reasonably foreseeable asset levels. The Board of Directors unanimously concluded that the Investment Adviser’s continued management likely would benefit us and our Unitholders and that the Investment Advisory Agreement should be approved and continued with respect to us until August 31, 2020.

For the year ended December 31, 2017, we paid our Investment Adviser a total of $3.83 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Advisory Agreement, which consisted of $3.83 million in Management Fees and no Incentive Fees. For the year ended December 31, 2018, we paid our Investment Adviser a total of $8.37 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Advisory Agreement, which consisted of $8.37 million in Management Fees and no Incentive Fees. For the year ended December 31, 2019, we paid our Investment Adviser a total of $13.11 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Advisory Agreement, which consisted of $13.11 million in Management Fees and no Incentive Fees.

Duration and Termination

The Investment Advisory Agreement will remain in full force and effect for successive annual periods, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of our Independent Directors and (b) by a vote of a majority of our Board of Directors or of a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Directors, by vote of a majority of our outstanding voting stock or by our Investment Adviser. The Investment Advisory Agreement shall automatically terminate in the event of its assignment. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We are dependent upon management personnel of our Investment Adviser for our success.”

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

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash items (such as money market funds), U.S. government securities or high- quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the asset diversification requirements in order to qualify as a RIC for U.S. federal income tax purposes.

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

Any party not affiliated with us that receives nonpublic personal information relating to investors from us are required to adhere to confidentiality agreements and to maintain appropriate safeguards to protect investor information. Additionally, for officers, employees and agents of ours and our affiliates, access to such information is restricted to those who need such access to provide services to us and investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information. For a discussion of the risks associated with cyber incidents, see “Item 1A—Risk Factors—Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.”

Other

We may also be prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions by BDCs with affiliates to prohibit “joint” transactions among entities that share a common investment adviser or under common control with the investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. Except in certain limited circumstances, we will be unable to invest in any issuer in which another client sponsored or managed by our Investment Adviser has previously invested, including GS BDC, GS MMLC and GS PMMC II. On January 4, 2017, the SEC granted exemptive relief that permits us to co-invest with GS BDC, GS MMLC, GS PMMC II, as well as certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives investment team, in the future, exemptive relief to make negotiated co-investments, subject to certain terms and conditions in the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our portfolio and the investment portfolios of GS BDC, GS MMLC, GS PMMC II and/or other funds established by the GSAM Credit Alternatives Team that are able to rely on the order.

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

Risks Relating to Our Business and Structure

Our limited Term and the expiration of the Investment Period may impact our investment strategy.

Unless earlier liquidated by the Board of Directors or extended by the Board of Directors (and, to the extent necessary, a majority-in-interest of the Unitholders), our Term will end on the seven year anniversary of the Final Closing Date. Due to our finite Term, we may be required to sell Investments at an inopportune time, which could adversely affect our performance and/or cause us to seek to invest in loans with a shorter term than would be the case if our Term was longer, which might adversely affect the nature and/or quality of our Investments. In addition, we may depart from our stated investment objective and policies as we prepare for the expiration of our Term and distribute our assets to Unitholders.

Following the expiration of the Investment Period, we are not permitted to reinvest proceeds realized by us from the sale or repayment of any investment. Accordingly, we may be required to distribute such proceeds to Unitholders, which may cause our fixed expenses to increase as a percentage of assets under management. In addition, any proceeds realized by us from the sale or repayment of Investments could result in an increased concentration of our portfolio, which could increase the risks associated with ownership of the Units. For more, see “—Risks Relating to Our Portfolio Company Investments—Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.”

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There have been more recent periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future. If similar adverse and volatile market conditions repeat in the future, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional Units at a price less than the NAV per Unit without first obtaining approval for such issuance from the Unitholders and the Independent Directors. Volatile economic conditions may lead to strategic initiatives such as merger activity in the BDC space.

Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time or worsened market conditions, including as a result of United States government shutdowns or the perceived creditworthiness of the United States, could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if any, may be at a higher cost and on less favorable terms and conditions than what we currently experience. If we are unable to raise or refinance debt, Unitholders may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

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

We are dependent upon management personnel of our Investment Adviser for our future success.

We do not have any employees. We depend on the experience, diligence, skill and network of business contacts of the GSAM Credit Alternatives Team, together with other investment professionals that our Investment Adviser currently retains or may subsequently retain, to identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our future will depend success to a significant extent on the continued service and coordination of our Investment Adviser’s senior investment professionals. The departure of any of our Investment Adviser’s key personnel, including members of the Investment Committee, or of a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure investors that our Investment Adviser will remain our investment adviser or that we will continue to have access to our Investment Adviser or its investment professionals. See “—Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of its Investment Committee and our officers and directors serve or may serve now or in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. For example, we have the same management and Investment Committee teams as GS BDC, GS MMLC and GS PMMC II. Therefore, we expect these individuals may have obligations to investors in such other BDCs, the fulfillment of which might not be in our best interests or the best interests of Unitholders, and we expect that investment opportunities will satisfy the investment criteria for both us and such other BDCs. In addition, GSAM and its affiliates also manage other investment funds (including vehicles in which Goldman Sachs and its personnel have an interest), and expect to manage other vehicles in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, our Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between such other entities and us. The fact that our investment advisory fees may be lower than those of certain other funds advised by GSAM could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, Goldman Sachs or Accounts may invest alongside us. In certain circumstances, negotiated co-investments by us and other Accounts may be made only pursuant to an order from the SEC permitting us to do so. Together with our Investment Adviser, GS BDC, and GS MMLC, the Company has received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with GS BDC, GS MMLC, GS PMMC II and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, in the future, subject to certain conditions, such as that co-investments be made in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief, and are allocated fairly among participants. Under the terms of the exemptive relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our Unitholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our Unitholders and is consistent with our board of directors approved criteria. See “—Our ability to enter into transactions with our affiliates is restricted.”

As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS BDC, GS MMLC, GS PMMC II and/or other funds managed by our Investment Adviser. If we are unable to rely on our exemptive relief for a particular opportunity when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, our Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts.

Goldman Sachs’ financial and other interests may incentivize Goldman Sachs to favor other Accounts.

Our Investment Adviser receives performance-based compensation in respect of its investment management activities on our behalf, which rewards our Investment Adviser for positive performance of our investment portfolio. As a result, our Investment Adviser may make investments for us that present a greater potential for return but also a greater risk of loss or that are more speculative than would be the case in the absence of performance-based compensation. In addition, our Investment Adviser may simultaneously manage other Accounts (including other BDCs (including GS BDC, GS MMLC and GS PMMC II)) for which our Investment Adviser may be entitled to receive greater fees or other compensation (as a percentage of performance or otherwise) than it receives in respect of us. In addition, subject to applicable law, Goldman Sachs may invest in other Accounts (including other business development companies (including GS BDC, GS MMLC and GS PMMC II)), and such investments may constitute substantial percentages of such other Accounts’ outstanding equity interests. Therefore, our Investment Adviser may have an incentive to favor such other Accounts over us. To address these types of conflicts, the Investment Adviser has adopted policies and procedures under which investment opportunities will be allocated in a manner that it believes is consistent with its obligations as an investment adviser. However, the amount, timing, structuring or terms of an investment by us may differ from, and performance may be different than, the investments and performance of other Accounts.

Our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.

Our ability to achieve our investment objective depends on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our Investment Adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of the Investment Committee have substantial responsibilities in connection with their roles at our Investment Adviser, with respect to GS BDC, GS MMLC, GS PMMC II and other clients of our Investment Adviser, as well as responsibilities under the Investment Advisory Agreement. We may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, our Investment Adviser may need to hire, train, supervise, manage and retain new employees. However, we cannot assure investors that we will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow depends on our access to adequate capital.

If we do not have adequate capital available for investment, our performance could be adversely affected. In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2016. To maintain our status as a RIC, among other requirements, we are required to timely distribute to Unitholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year. Consequently, such distributions will not be available to fund new Investments. During the Investment Period, we may issue Units to subscribers, but our ability to sell additional securities may be adversely affected by a number of factors including our performance prior to such date or general market conditions. While we are permitted to reinvest proceeds realized from the sale or repayment of Investments during the Investment Period, subject to the requirements of Section 852(a) of Subchapter M of the Code and the terms of any indebtedness or preferred units (the “Preferred Units”), after the expiration of the Investment Period, we will not be permitted to do so, subject to certain exceptions. Accordingly, after the Investment Period, we expect to use debt financing to fund our growth, if any. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

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

Also, if we have senior debt securities or other credit facilities, any obligations to such creditors may be secured by a pledge of and a security interest in some of all of our assets, including our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our Unitholders. Furthermore, the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”) imposes, and any credit agreement or other debt financing agreement into which we may enter may impose, financial and operating covenants that restrict our investment activities (including restrictions on industry concentrations), remedies on default and similar matters. In connection with any future borrowings, our lenders may also require us to pledge assets.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Unitholders (1)	(19.86)%	(11.60)%	(3.34)%	4.91%	13.17%

(1)

Assumes (i) $1,450.08 million in total assets as of December 31, 2019, (ii) $511.99 million in outstanding indebtedness as of December 31, 2019, (iii) $878.13 million in net assets as of December 31, 2019 and (iv) an annualized average interest rate on our indebtedness as of December 31, 2019, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 5.73%.

Based on our outstanding indebtedness of $511.99 million as of December 31, 2019 and an annualized average interest rate on our indebtedness as of December 31, 2019, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 5.73%, our investment portfolio at fair value would have had to produce an annual return of approximately 2.10% to cover annual interest payments on the outstanding debt.

We operate in a highly competitive market for investment opportunities.

A number of entities, including GS BDC, GS MMLC and GS PMMC II, compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, commercial and investment banks, commercial financing companies, CLOs, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds, perpetual fund lives and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. Additionally, an investment opportunity may be appropriate for one or more of us and GS BDC, GS MMLC, GS PMMC II or any other investment fund managed by our affiliates, and co-investment may not be possible. In these instances GSAM will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

We do not seek to compete primarily based on the interest rates we offer, and GSAM believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we compete with our competitors based on our reputation in the market, our existing investment platform, the seasoned investment professionals of our Investment Adviser, our experience and focus on middle-market companies, our disciplined investment philosophy, our extensive industry focus and relationships and our flexible transaction structuring. For a more detailed discussion of these competitive advantages, see “Item 1. Business—Competitive Advantages.”

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

Group Inc., including its affiliates and personnel, is a BHC and a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. As such, it acts as an investor, investment banker, research provider, investment manager, financier, adviser, market maker, trader, prime broker, derivatives dealer, lender, counterparty, agent and principal. In those and other capacities, Goldman Sachs and its affiliates advise clients in all markets and transactions and purchase, sell and recommend a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own Accounts or for the Accounts of their customers and have other direct and indirect interests in the global fixed income, currency, commodity, equity, bank loan and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in portfolio companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us, or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such Accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. See “Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest” and “—Our ability to enter into transactions with our affiliates is restricted.” In addition, GS & Co. may, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, receive compensation from us or from the borrowers if we make any investments based on opportunities that such employees or personnel of GS & Co. have referred to us. Such compensation might incentivize GS & Co. or its employees or personnel to refer opportunities or to recommend investments that might otherwise be unsuitable for us. Further, any such compensation paid by us, or paid by the borrower (to which we would otherwise have been entitled) in connection with such investments, may negatively impact our returns.

Furthermore, Goldman Sachs is currently, and in the future expects to be, raising capital for new public and private investment vehicles that have, or when formed will have, the primary purpose of middle-market direct lending. These investment vehicles, as well as existing investment vehicles (including GS BDC, GS MMLC and GS PMMC II), will compete with us for investments. Although our Investment Adviser and its affiliates will endeavor to allocate investment opportunities among their clients, including us, in a fair and equitable manner and consistent with applicable allocation procedures, it is expected that, in the future, we may not be given the opportunity to participate in investments made by other clients or entities managed by our Investment Adviser or its affiliates or that we may participate in such investments to a lesser extent due to participation by such other clients or entities.

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

As a BDC, we are prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of a majority of the Independent Directors who have no financial interest in the transaction, or in some cases, the prior approval of the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed to be an affiliate for purposes of the Investment Company Act and, if this is the only reason such person is an affiliate, we are generally prohibited from buying any asset from or selling any asset (other than Units) to such affiliate, absent the prior approval of such directors. The Investment Company Act also prohibits “joint transactions” with an affiliate, which could include joint investments in the same portfolio company, without approval of the Independent Directors or in some cases the prior approval of the SEC. Moreover, except in certain limited circumstances, we are prohibited from buying any asset from or selling any asset to a holder of more than 25% of our voting securities, absent prior approval of the SEC. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing. In certain circumstances, negotiated co-investments may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS BDC, GS MMLC and GS PMMC II), each of whose investment adviser is GSAM, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS BDC, GS MMLC, GS PMMC II and/or other funds managed by our Investment Adviser. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures.

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

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it intends not to compel panel banks to contribute to LIBOR after 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of the JPM Revolving Credit Facility. If we are unable to do so, amounts drawn under the JPM Revolving Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our Units less attractive if we are not able to increase our dividend rate, which could reduce the value of our Units. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

A change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold in the Investment Advisory Agreement and may result in a substantial increase in the amount of incentive fees payable to our Investment Adviser with respect to the portion of the Incentive Fee based on income.

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

Recent Commodity Futures Trading Commission rules may have a negative impact on us and our Investment Adviser.

The Commodity Futures Trading Commission (the “CFTC”) and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. Our Investment Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to  CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

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

Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

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

In November 2019, the SEC published a proposed rule regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). If adopted as proposed, BDCs that use derivatives would be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s proposal. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the BDC’s asset coverage ratio. Under the proposed rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these proposed requirements, if adopted, may limit our ability to use derivatives and/or enter into certain other financial contracts.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The decision made in the United Kingdom referendum in June 2016 to leave the European Union (commonly known as “Brexit”) has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in political, regulatory, consumer, corporate and financial confidence in the United Kingdom and Europe. The United Kingdom left the European Union on January 31, 2020, governed by transitional terms that will expire on December 31, 2020. During this transition phase, the United Kingdom and the EU will seek to negotiate and finalize a new, more permanent trade deal. Due to political uncertainty, it is not possible to anticipate whether the United Kingdom and the EU will be able to agree on and implement a new trade agreement or what the nature of such trade arrangement will be. In the absence of such an agreement there would be no transitional provisions the relationship between the United Kingdom and the European Union would be based on the World Trade Organization rules. The process for the United Kingdom to exit the European Union, and the longer term economic, legal, political, regulatory and social framework to be put in place between the United Kingdom and the European Union remain unclear and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. The mid-to-long term uncertainty may have a negative effect on the performance of any investments located or with operations in the United Kingdom or Europe. Additionally, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on the ability of us and our portfolio companies to execute our respective strategies and to receive attractive returns.

In particular, currency volatility may mean that the returns of us and our portfolio companies are adversely affected by market movements and may make it more difficult, or more expensive, for us to implement appropriate currency hedging. Fluctuations in the value of the British pound and/or the euro along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of our portfolio companies located in the United Kingdom or Europe.

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

We invest primarily through direct originations of secured debt, including first lien, unitranche, and last out portions of such loans; second lien debt; unsecured debt, including mezzanine debt; and select equity investments. The securities in which we invest typically are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service and lower than “BBB-” by Fitch Ratings or S&P). These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Therefore, our investments may result in an above average amount of risk and volatility or loss of principal. We also may invest in other assets, including U.S. government securities and structured securities. These investments entail additional risks that could adversely affect our investment returns.

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

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in certain other financial and investment companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2019, Health Care Providers & Services, together with Health Care Technology and Health Care Equipment & Supplies, represented 24.1% of our portfolio at fair value.  Our investments in Health Care Providers & Services, Health Care Technology and Health Care Equipment & Supplies are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices. In addition, as of December 31, 2019, Software represented 8.7% of our portfolio at fair value. Our investments in Software and Internet Software & Services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, and various legal and regulatory risks.

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

We will have the discretion to make any follow-on investments, subject to the availability of capital resources and the limitations set forth in “Item 1 Business.” The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and the initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements, compliance with covenants contained in the JPM Revolving Credit Facility or compliance with the requirements for maintenance of our RIC status.

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

Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would affect our results of operations.

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

The issuance of Preferred Units with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of Preferred Units could make an investment in the Units less attractive. In addition, the dividends on any Preferred Units we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of Preferred Units must take preference over any distributions or other payments to Unitholders, and holders of Preferred Units are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible Preferred Units that converts into Units). In addition, under the Investment Company Act, Preferred Units would constitute a “senior security” for purposes of our 150% asset coverage test.

We may not be able to pay investors distributions on Units, our distributions to investors may not grow over time and a portion of our distributions to investors may be a return of capital for U.S. federal income tax purposes.

Subject to the requirements of Section 852(a) of Subchapter M of the Code, and the terms of any indebtedness or Preferred Units, we intend to (i) distribute to Unitholders, pro rata based on the number of Units held by each Unitholder, before the end of each taxable year net proceeds attributable to the repayment or disposition of Investments (together with any interest, dividends and other net cash flow in respect of such Investments), except to the extent such proceeds from repayment or disposition are permitted to be, and are, retained for reinvestment prior to the termination of the Investment Period, (ii) distribute quarterly investment income (i.e., proceeds received in respect of interest payments, dividends or fees as opposed to proceeds received in connection with the disposition or repayment of an investment), and (iii) distribute substantially all of our investment company taxable income and net capital gain for each taxable year in order to qualify for treatment as a RIC under Subchapter M of the Code , except that we may retain certain net capital gains for reinvestment and carry forward taxable income for distribution in the following year and pay any applicable tax. All distributions will be paid at the discretion of our Board of Directors and will depend on such factors as the Board determines to be relevant from time to time, including our earnings, financial condition and compliance with any debt covenants we may be subject to. Accordingly, we may not pay distributions to Unitholders.

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

We expect to be treated as a “publicly offered regulated investment company” as a result of Units being held by at least 500 persons at all times during a taxable year. However, we cannot assure investors that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. Unitholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. Unitholder’s allocable share of the Management Fees and Incentive Fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Unitholder. Miscellaneous itemized deductions of a U.S. Unitholder that is an individual, trust or estate are disallowed under the Tax Cuts and Jobs Act for tax years beginning before January 1, 2026, and thereafter generally are (i) deductible by such Unitholders only to the extent that the aggregate of such U.S. Unitholder’s miscellaneous itemized deductions exceeds 2% of such U.S. Unitholder’s adjusted gross income for U.S. federal income tax purposes, (ii) not deductible for purposes of the alternative minimum tax and (iii) subject to the overall limitation on itemized deductions under the Code. In addition, if we are not treated as a publicly offered regulated investment company, we will be subject to limitations on the deductibility of certain “preferential dividends” that are distributed to Unitholders on a non- pro-rata basis.

Non-U.S. Unitholders may be subject to withholding of U.S. federal income tax on dividends paid by us.

Distributions of our “investment company taxable income” to a non-U.S. Unitholder that are not effectively connected with the non-U.S. Unitholder’s conduct of a trade or business within the United States will generally be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits.

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

Unitholders are not permitted to transfer their Units, including a transfer of solely an economic interest, without the prior written consent of us. While we expect not to unreasonably withhold our prior written consent to transfers by Unitholders, adverse tax consequences for certain of our U.S. holders may arise if we have fewer than 500 beneficial owners of our capital stock. Accordingly, we expect to withhold our consent if any such transfer would or may result in us having fewer than 550 beneficial owners of our capital stock. Additionally, we expect to withhold our consent if any such transfer would (i) be prohibited by or trigger a prepayment under our debt or other credit facilities, (ii) result in a violation of applicable securities law, (iii) result in us no longer being eligible to be treated as a RIC, (iv) result in us being subject to additional regulatory or compliance requirements imposed by laws other than the Exchange Act or the Investment Company Act, or (v) result in our assets becoming “plan assets” of any ERISA Member within the meaning of the Plan Assets Regulation (the regulation concerning the definition of “plan assets” under ERISA adopted by the United States Department of Labor and codified in 29 C.F.R. §2510.3-101, as modified by Section 3(42) of ERISA). Finally, Units may be transferred only in transactions that are exempt from registration under the Securities Act and the applicable securities laws of other jurisdictions, and therefore investors will be subject to restrictions on resale and transfer associated with securities sold pursuant to Regulation D, Regulation S and other exemptions from registration under the Securities Act.

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

Unitholders

As of February 20, 2020, there were approximately 1,000 holders of record of our Units.

Sales of Unregistered Securities

The following table summarizes the total Units issued and proceeds received related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2019
February 22, 2019	689,032	$65.84
March 28, 2019	455,946	43.90
April 29, 2019	234,200	21.95
May 30, 2019	232,747	21.95
September 20, 2019	58,300	5.49
Total capital drawdowns	1,670,225	$159.13

For the Year Ended December 31, 2018
February 21, 2018	335,966	$32.92
March 28, 2018	222,135	21.95
April 27, 2018	339,498	32.92
June 28, 2018	558,772	54.87
August 27, 2018	903,600	87.80
September 27, 2018	336,610	32.92
November 13, 2018	795,162	76.82
Total capital drawdowns	3,491,743	$340.20

For the Year Ended December 31, 2017
April 27, 2017	203,758	$20.01
April 28, 2017	535	0.05
May 26, 2017	444,153	43.90
June 29, 2017	441,837	43.90
August 21, 2017	557,806	54.87
September 28, 2017	332,027	32.92
October 30, 2017	900,334	87.79
Total capital drawdowns	2,880,450	$283.44

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

Distributions

Subject to the requirements of Section 852(a) of Subchapter M of the Code, and the terms of any indebtedness or Preferred Units, we intend to (i) distribute to Unitholders, pro rata based on the number of Units held by each Unitholder, before the end of each taxable year, or in certain cases, during the following taxable year, net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments), except to the extent such proceeds from repayment or disposition are retained for reinvestment prior to the termination of the Investment Period in accordance with “—Recycling” below, (ii) distribute quarterly investment income (i.e. proceeds received in respect of interest payments, dividends or fees as opposed to proceeds received in connection with the disposition or repayment of an Investment) commencing with the quarter ended December 31, 2016, and (iii) distribute substantially all of our investment company taxable income and net capital gain for each taxable year in order to maintain our status as a RIC under Subchapter M of the Code for any such taxable year.

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

The following tables summarize the distributions declared on our Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Year Ended December 31, 2019
February 20, 2019	March 29, 2019	April 26, 2019	$2.53
May 7, 2019	June 28, 2019	July 26, 2019	$1.97
July 30, 2019	September 30, 2019	October 25, 2019	$3.27
October 18, 2019	October 16, 2019	October 30, 2019	$0.88(1)
October 30, 2019	December 31, 2019	January 27, 2020	$2.00
November 8, 2019	November 12, 2019	November 22, 2019	$3.73(1)

For the Year Ended December 31, 2018
February 21, 2018	March 30, 2018	April 25, 2018	$2.93
May 1, 2018	June 29, 2018	July 25, 2018	$2.92
August 1, 2018	September 28, 2018	October 25, 2018	$2.78
October 30, 2018	December 31, 2018	January 25, 2019	$2.99

(1)	Return of capital distribution.

During the year ended December 31, 2019, the Company designated 94.47% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

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

ITEM 6.    SELECTED FINANCIAL DATA

The table below sets forth our selected consolidated historical financial data for the periods indicated. The selected consolidated financial data as of and for the years ended December 31, 2019, 2018, 2017 and for the period from June 9, 2016 (inception) to December 31, 2016 have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report on Form 10-K.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
Consolidated statement of operations data (in thousands):
Total investment income	$154,837	$123,766	$53,542	$5,793
Net expenses	61,526	53,567	24,032	4,003
Net investment income	$93,311	$70,199	$29,510	$1,790
Net realized and unrealized gain (loss)	(36,014)	(7,128)	1,356	254
Income tax provision, realized and unrealized gain	(631)	(1,081)	—	—
Net increase in Members’ Capital resulting from operations	$56,666	$61,990	$30,866	$2,044
Per unit data
Net investment income (basic and diluted)	$9.55	$10.78	$9.16	$1.67
Earnings (basic and diluted)	$5.80	$9.52	$9.58	$1.91
Distributions declared	$14.38	$11.62	$9.67	$1.40

	As of December 31, 2019	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016
Consolidated statement of financial condition (in thousands)
Total assets	$1,450,081	$1,436,509	$895,349	$344,465
Total investments, at fair value	1,400,511	1,399,361	876,923	337,747
Total liabilities	571,948	629,048	407,843	135,024
Total debt	511,988	574,462	383,500	130,000
Total Members’ Capital	878,133	807,461	487,506	209,441
Per unit data
Net asset value	$86.21	$94.83	$97.05	$97.73

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through December 31, 2019, we have originated $2.17 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

“Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion generally earns a higher interest rate than our “first out” portion. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company. We expect to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in private middle-market credit obligations and related instruments. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. “Middle market” is used to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time and non-recurring items that are outside the operations of these companies. While, as a result of fluctuations in the net asset value (“NAV”) of one asset relative to another asset, private middle-market credit obligations and related instruments may represent less than 80% of our net assets (plus any borrowings for investment purposes) at any time, we may not invest, under normal circumstances, more than 20% of our net assets (plus any borrowings for investment purposes) in securities and other instruments that are not private middle-market credit obligations and related instruments. To the extent we determine to invest indirectly in private middle-market credit obligations and related instruments, we may invest through certain synthetic instruments, including derivatives that have similar economic characteristics to private middle-market credit obligations. For purposes of determining compliance with our 80% policy, each applicable derivative instrument will be valued based upon its market value. We will notify our Unitholders at least 60 days prior to any change to the 80% investment policy described above.

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

Leverage

The JPM Revolving Credit Facility allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of December 31, 2019 and December 31, 2018, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility and the revolving credit facility with Bank of America, N.A., the “BoA Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities") was 270% and 239%, respectively. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as the Company, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ (the “Board of Directors” or the “Board”) assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	As of
	December 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$875.70	$870.02	62.2%	$743.10	$741.44	53.0%
First Lien/Last-Out Unitranche	128.26	127.21	9.1	165.26	163.25	11.7
Second Lien/Senior Secured Debt	391.15	369.65	26.4	473.20	466.79	33.3
Unsecured Debt	4.90	4.88	0.3	4.31	4.30	0.3
Preferred Stock	15.21	15.95	1.1	10.20	12.16	0.9
Common Stock	12.01	12.70	0.9	11.86	11.29	0.8
Warrants	0.10	0.10	0.0	0.10	0.13	0.0
Total Investments	$1,427.33	$1,400.51	100.0%	$1,408.03	$1,399.36	100.0%

The weighted average yield of our portfolio by asset type (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.8%	8.9%	10.0%	10.0%
First Lien/Last-Out Unitranche(2)(3)	10.0	10.2	11.3	11.8
Second Lien/Senior Secured Debt(2)	10.6	11.7	11.2	11.6
Unsecured Debt(2)	13.6	13.8	13.6	13.8
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	9.2%	9.6%	10.4%	10.6%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
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

As of December 31, 2019, the total portfolio weighted average yield at amortized cost and fair value was 9.2% and 9.6%, respectively, which decreased from 10.4% and 10.6%, respectively, as of December 31, 2018. Within First Lien/Senior Secured Debt, the decrease in weighted average yield at amortized cost and fair value was primarily driven by the decrease in LIBOR on our variable rate secured debt investments.  Within First Lien/Last-Out Unitranche, the decrease in weighted average yield at amortized cost and fair value was primarily driven by the restructure of one investment and the decrease in LIBOR on our variable rate secured debt investments.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.):

	As of
	December 31, 2019	December 31, 2018
Number of portfolio companies	60	59
Percentage of performing debt bearing a floating rate(1)	98.6%	98.7%
Percentage of performing debt bearing a fixed rate(1)(2)	1.4%	1.3%
Weighted average leverage (net debt/EBITDA)(3)	6.1x	5.7x
Weighted average interest coverage(3)	2.2x	2.0x
Median EBITDA(3)	$40.3 million	$40.3 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.

(2)	Includes income producing preferred stock investments, if applicable.
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

As of December 31, 2019 and December 31, 2018, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 20.7% and 28.9%, respectively, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) on the 1 to 4 grading scale:

	As of
	December 31, 2019		December 31, 2018
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	1,370.03	97.8	1,364.89	97.5
Grade 3	30.48	2.2	34.47	2.5
Grade 4	—	—	—	—
Total Investments	$1,400.51	100.0%	$1,399.36	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.):

	As of
	December 31, 2019		December 31, 2018
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,427.33	100.0%	$1,408.03	100.0%
Non-accrual	—	—	—	—
Total Investments	$1,427.33	100.0%	$1,408.03	100.0%

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

The following table shows our investment activity by investment type:

	For the Years Ended December 31,
	2019	2018
	($ in millions)
New investments committed at cost:
Gross originations	$367.17	$827.60
Less: Syndications(1)	—	—
Net amount of new investments committed at cost:	$367.17	$827.60
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$327.57	$569.16
First Lien/Last-Out Unitranche	4.80	89.33
Second Lien/Senior Secured Debt	34.80	152.90
Unsecured Debt	—	—
Preferred Stock	—	7.70
Common Stock	—	8.51
Warrants	—	—
Total	$367.17	$827.60
Proceeds from investments sold or repaid(9):
First Lien/Senior Secured Debt	$194.56	$48.88
First Lien/Last-Out Unitranche	35.07	29.63
Second Lien/Senior Secured Debt	112.28	134.89
Unsecured Debt	—	—
Preferred Stock	1.75	—
Common Stock	3.69	3.22
Warrants	—	—
Total	$347.35	$216.62
Net increase (decrease) in portfolio	$19.82	$610.98
Number of new portfolio companies with new investment commitments(3)	9	28
Total new investment commitment amount in new portfolio companies(3)	$226.97	$630.58
Average new investment commitment amount in new portfolio companies(3)	$25.22	$22.52
Number of existing portfolio companies with new investment commitments(3)	19	14
Total new investment commitment amount in existing portfolio companies(3)	$140.20	$197.01
Weighted average remaining term for new investment commitments (in years)(3)(4)	4.9	5.1
Percentage of new debt investment commitments at floating interest rates(3)(10)	99.5%	99.9%
Percentage of new debt investment commitments at fixed interest rates(3)(10)	0.5%	0.1%
Weighted average yield on new debt and income producing investment commitments(2)(3)(5)	9.0%	9.8%
Weighted average yield on new investment commitments(2)(3)(6)	9.0%	9.6%
Weighted average yield on debt and income producing investments sold or paid down(7)(9)	10.0%	10.2%
Weighted average yield on investments sold or paid down(8)(9)	9.8%	10.1%

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close of the investment.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
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

RESULTS OF OPERATIONS

The comparison for the years ended December 31, 2018 and 2017 can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2018.

Our operating results were as follows:

	For the Years Ended December 31,
	2019	2018
	($ in millions)
Total investment income	$154.84	$123.77
Net expenses	61.53	53.57
Net investment income	93.31	70.20
Net realized gain (loss) on investments	(19.16)	2.30
Net realized gain (loss) on foreign currency transactions	0.12	(0.27)
Net unrealized appreciation (depreciation) on investments	(18.15)	(10.30)
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	1.17	1.14
Income tax (provision) benefit, realized and unrealized gain/loss	(0.63)	(1.08)
Net increase (decrease) in Members’ Capital resulting from operations	$56.66	$61.99

Net increase in Members’ Capital resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

	For the Years Ended December 31,
	2019	2018
	($ in millions)
Interest	$152.23	$121.45
Dividend income	0.61	0.34
Other income	2.00	1.98
Total investment income	$154.84	$123.77

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $121.45 million for the year ended December 31, 2018 to $152.23 million for the year ended December 31, 2019, primarily due to an increase in the size of our portfolio. The amortized cost of the portfolio increased from $1,408.03 million as of December 31, 2018 to $1,427.33 million as of December 31, 2019. Included in interest for the years ended December 31, 2019 and 2018 is $2.66 million and $1.55 million, respectively, in prepayment premiums and $4.66 million and $3.05 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend and other income

Dividend and other income for the year ended December 31, 2019 remained relatively consistent as compared to the year ended December 31, 2018.

Expenses

	For the Years Ended December 31,
	2019	2018
	($ in millions)
Interest and other debt expenses	$34.34	$28.48
Management fees	13.60	9.60
Incentive fees	9.57	11.32
Professional fees	1.55	1.75
Administration, custodian and transfer agent fees	1.31	0.97
Directors’ fees	0.38	0.37
Other expenses	0.78	1.08
Total expenses	$61.53	$53.57

Interest and other debt expenses

Interest and other debt expenses increased from $28.48 million for the year ended December 31, 2018 to $34.34 million for the year ended December 31, 2019. This was primarily due to an increase in the average aggregate daily borrowings from $551.24 million to $486.14 million, which was driven by an increase in the size of our portfolio.

Management Fees and Incentive Fees

Management Fees increased from $9.60 million for the year ended December 31, 2018 to $13.60 million for the year ended December 31, 2019 as a result of an increase in the size of the portfolio. The accrual for Incentive Fees decreased from $11.32 million for the year ended December 31, 2018 to $9.57 million for the year ended December 31, 2019.

Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses for the year ended December 31, 2019 remained relatively consistent as compared to the year ended December 31, 2018.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Years Ended December 31,
	2019	2018
	(in millions)
MyON holdings, LLC	$—	$2.32
Continuum Managed Services LLC - Class B	2.34	—
Country Fresh Holdings, LLC	(12.34)	—
Vantage Mobility International, LLC	(10.24)	—
Other, net	1.08	(0.02)
Net realized gain (loss)	$(19.16)	$2.30

For the year December 31, 2019, net realized losses were primarily driven by our investments in two portfolio companies. In May 2019, we exchanged our first lien/last-out unitranche debt in Vantage Mobility International, LLC for first lien/last-out unitranche debt, preferred stock and common stock, which resulted in a realized loss of $10.24 million. In addition, in April 2019, we exchanged our second lien debt in Country Fresh Holdings, LLC for common stock, which resulted in a realized loss of $12.34 million.

In connection with the proceeds received from the exit of our equity investment in myON, LLC, we recorded an income tax provision on realized gains of $0.67 million for the year ended December 31, 2018.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Years Ended December 31,
	2019	2018
	($ in millions)
Unrealized appreciation	$9.96	$3.66
Unrealized depreciation	(28.11)	(13.96)
Net change in unrealized appreciation (depreciation) on investments	$(18.15)	$(10.30)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31, 2019
($ in millions)
Portfolio Company:
Accuity Delivery Systems, LLC	$2.15
Country Fresh Holding Company Inc.	1.74
Wrike, Inc.	1.19
DocuTAP, Inc.	0.85
Yasso, Inc.	0.60
GlobalTranz Enterprises, Inc.	(1.15)
Spectrum Plastics Group, Inc.	(1.81)
Vantage Mobility International, LLC	(1.96)
Other, net(1)	(2.04)
Empirix, Inc.	(3.00)
Zep Inc.	(14.72)
Total	$(18.15)

(1)	For the year ended December 31, 2019, other, net includes gross unrealized appreciation of $3.43 million and gross unrealized depreciation of $(5.47) million.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2019 was primarily driven by the unrealized depreciation in Zep Inc., which was due to financial underperformance.

For the Year Ended December 31, 2018
($ in millions)
Portfolio Company:
Accuity Delivery Systems, LLC	$0.96
Datto, Inc.	0.52
Continuum Managed Services LLC - Class B	0.38
Recipe Acquisition Corp.	0.36
Collaborative Imaging Holdco, LLC - Class B	0.28
Market Track, LLC	(0.75)
Yasso, Inc.	(0.78)
Country Fresh Holdings, LLC	(1.97)
Vantage Mobility International, LLC	(2.11)
Zep Inc.	(3.03)
Other, net(1)	(4.16)
Total	$(10.30)

(1)	For the year ended December 31, 2018, other, net includes gross unrealized appreciation of $1.16 million and gross unrealized depreciation of $(5.32) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to the JPM Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2019 and December 31, 2018, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility and the revolving credit facility with Bank of America, N.A., the “BoA Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities") was 270% and 239%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of December 31, 2019, we had cash of approximately $17.68 million, a decrease of $7.87 million from December 31, 2018. In addition, as of December 31, 2019, we had an investment in a money market fund managed by an affiliate of Group Inc. of $22.30 million. Cash provided by operating activities for the year ended December 31, 2019 was approximately $46.69 million, primarily driven by net purchases of investments of $26.65 million, net purchases of investments in the affiliated money market fund of $22.30 million, offset by other operating activities of $38.96 million and an increase in Members’ Capital resulting from operations of $56.66 million. Cash used by financing activities for the year ended December 31, 2019 was approximately $54.56 million, primarily driven by proceeds from the issuance of common Units of $159.13 million, offset by net borrowings on debt of $62.47 million, distributions paid of $150.25 million and other financing activities of $0.97 million.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2019			December 31, 2018
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$104.26	91%	$1,097.43	$263.38	76%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2019
February 22, 2019	689,032	$65.84
March 28, 2019	455,946	43.90
April 29, 2019	234,200	21.95
May 30, 2019	232,747	21.95
September 20, 2019	58,300	5.49
Total capital drawdowns	1,670,225	$159.13

For the Year Ended December 31, 2018
February 21, 2018	335,966	$32.92
March 28, 2018	222,135	21.95
April 27, 2018	339,498	32.92
June 28, 2018	558,772	54.87
August 27, 2018	903,600	87.80
September 27, 2018	336,610	32.92
November 13, 2018	795,162	76.82
Total capital drawdowns	3,491,743	$340.20

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

The following table shows our contractual obligations as of December 31, 2019:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Revolving Credit Facility	$454.89	$—	$454.89	$—	$—
JPM Revolving Credit Facility	€50.90	€—	€50.90	€—	€—

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

The JPM Revolving Credit Facility is a multicurrency facility. As of December 31, 2019, the total commitments under the JPM Revolving Credit Facility were $605.00 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fourth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2019, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	December 31, 2019	December 31, 2018
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$67.82	$90.32
First Lien/Last-Out Unitranche	0.72	8.36
Second Lien/Senior Secured Debt	4.47	17.22
Total	$73.01	$115.90

As of December 31, 2019, we had aggregate Commitments and undrawn Commitments from investors as follows:

	December 31, 2019
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$104.26	91%

RECENT DEVELOPMENTS

On February 19, 2020, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per unit, including net investment income (if positive), for the period January 1, 2020 through March 31, 2020, payable on or about April 27, 2020 to Unitholders of record as of April 3, 2020.

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

Non-Accrual Status

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the investment has sufficient collateral value and is in the process of collection. As of December 31, 2019 and December 31, 2018, we had no investments on non-accrual status.

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

As of December 31, 2019 and December 31, 2018, on a fair value basis, approximately 1.4% and 1.3%, respectively, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 98.6% and 98.7%, respectively, of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2019 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2019 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$36.18	$(14.29)	$21.89
Up 200 basis points	24.12	(9.53)	14.59
Up 100 basis points	12.06	(4.76)	7.30
Up 75 basis points	9.04	(3.57)	5.47
Up 50 basis points	6.03	(2.38)	3.65
Up 25 basis points	3.01	(1.19)	1.82
Down 25 basis points	(3.01)	1.19	(1.82)
Down 50 basis points	(6.03)	2.38	(3.65)
Down 75 basis points	(9.04)	3.57	(5.47)
Down 100 basis points	(10.25)	4.76	(5.49)
Down 200 basis points	(10.98)	8.40	(2.58)
Down 300 basis points	(10.99)	8.40	(2.59)

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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders of Goldman Sachs Private Middle Market Credit LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of Goldman Sachs Private Middle Market Credit LLC and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in members’ capital and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations, changes in its members’ capital and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our procedures included confirmation of securities owned as of December 31, 2019 and 2018 by correspondence with the custodian, agent banks, portfolio company investees, transfer agent and brokers; when replies were not received, we performed other auditing procedures.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 20, 2020

We have served as the auditor of one or more investment companies in the following group of business development companies

since 2012 – Goldman Sachs Private Middle Market Credit LLC,

Goldman Sachs BDC, Inc.,

Goldman Sachs Middle Market Lending Corp., and

Goldman Sachs Private Middle Market Credit II LLC

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	December 31, 2019	December 31, 2018
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,389,030 and $1,369,835, respectively)	$1,358,034	$1,359,919
Non-controlled affiliated investments (cost of $38,303 and $38,199, respectively)	42,477	39,442
Investments in affiliated money market fund (cost of $22,297 and $0, respectively)	22,297	—
Cash	17,681	25,548
Receivable for investments sold	112	70
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	6,199	7,127
Deferred financing costs	3,113	3,991
Unrealized appreciation on foreign currency forward contracts	45	105
Other assets	123	307
Total assets	$1,450,081	$1,436,509
Liabilities
Debt	$511,988	$574,462
Interest and other debt expenses payable	7,283	6,577
Management fees payable	3,395	2,910
Incentive fees payable	26,747	17,180
Distribution payable	20,368	25,500
Accrued expenses and other liabilities	2,167	2,419
Total liabilities	$571,948	$629,048
Commitments and Contingencies (Note 8)
Members’ Capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (10,185,396 and 8,515,171 units issued and outstanding as of December 31, 2019 and December 31, 2018, respectively)	966,027	833,956
Distributable earnings	(87,894)	(26,495)
TOTAL MEMBERS’ CAPITAL	$878,133	$807,461
TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,450,081	$1,436,509
Net asset value per unit	$86.21	$94.83

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

	For the Years Ended December 31,
	2019	2018	2017
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$149,463	$119,694	$52,681
Other income	1,966	1,957	843
Total investment income from non-controlled/non-affiliated investments	151,429	121,651	53,524
From non-controlled affiliated investments:
Interest income	2,765	1,757	—
Dividend income	614	340	18
Other income	29	18	—
Total investment income from non-controlled affiliated investments	3,408	2,115	18
Total investment income	$154,837	$123,766	$53,542
Expenses:
Interest and other debt expenses	$34,343	$28,480	$10,099
Management fees	13,598	9,604	4,803
Incentive fees	9,567	11,316	5,864
Offering costs	—	—	949
Professional fees	1,550	1,753	1,179
Administration, custodian and transfer agent fees	1,314	971	619
Directors’ fees	375	365	139
Other expenses	779	1,078	380
Total expenses	$61,526	$53,567	$24,032
NET INVESTMENT INCOME	$93,311	$70,199	$29,510

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(19,156)	$2,296	$(11)
Foreign currency forward contracts	127	1	—
Foreign currency transactions	(5)	(274)	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(21,080)	(11,537)	1,367
Non-controlled affiliated investments	2,931	1,243	—
Foreign currency forward contracts	(60)	105	—
Foreign currency translations	1,229	1,038	—
Net realized and unrealized gains (losses)	$(36,014)	$(7,128)	$1,356
(Provision) benefit for taxes on realized gain/loss on investments	$182	$(670)	$—
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(813)	(411)	—
NET INCREASE (DECREASE) IN MEMBERS’ CAPITAL RESULTING FROM OPERATIONS	$56,666	$61,990	$30,866
Weighted average units outstanding	9,767,230	6,509,809	3,220,281
Net investment income per unit (basic and diluted)	$9.55	$10.78	$9.16
Earnings per unit (basic and diluted)	$5.80	$9.52	$9.58

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

	For the Years Ended December 31,
	2019	2018	2017

Members’ Capital at beginning of period	$807,461	$487,506	$209,441
Increase (decrease) in Members’ Capital resulting from operations:
Net investment income	$93,311	$70,199	$29,510
Net realized gain (loss) on investments	(19,034)	2,023	(11)
Net change in unrealized appreciation (depreciation) on investments	(16,980)	(9,151)	1,367
(Provision) benefit for taxes on realized gain/loss on investments	182	(670)	—
(Provision) benefit for unrealized appreciation/depreciation on investments	(813)	(411)	—
Net increase (decrease) in Members’ Capital resulting from operations	$56,666	$61,990	$30,866
Distributions to Unitholders from:
Return of capital	$(47,000)	$—	$—
Distributable earnings	(98,121)	$(82,239)	$(36,250)
Total distributions to Unitholders	$(145,121)	$(82,239)	$(36,250)
Capital transactions:
Issuance of units	$159,127	$340,204	$283,449
Net increase in Members’ Capital resulting from capital transactions	$159,127	$340,204	$283,449
TOTAL INCREASE (DECREASE) IN MEMBERS’ CAPITAL	$70,672	$319,955	$278,065
Members’ Capital at end of period	$878,133	$807,461	$487,506
Distributions declared per unit	$14.38	$11.62	$9.67

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

	For the Years Ended December 31,
	2019	2018	2017

Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations:	$56,666	$61,990	$30,866
Adjustments to reconcile net increase (decrease) in Members’ Capital resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(384,878)	(741,996)	(735,321)
Payment-in-kind capitalized	(2,229)	(815)	(451)
Investments in affiliated money market fund, net	(22,297)	1,313	136,998
Proceeds from sales of investments and principal repayments	358,226	217,765	62,982
Net realized (gain) loss	19,166	(2,296)	11
Net change in unrealized (appreciation) depreciation on investments	18,149	10,294	(1,367)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	51	(108)	—
Amortization of premium and accretion of discount, net	(9,584)	(6,703)	(2,028)
Amortization of deferred financing costs	1,774	1,898	1,275
Amortization of deferred offering costs	—	—	949
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(42)	(70)	—
(Increase) decrease in interest and dividends receivable	928	(1,938)	(4,544)
(Increase) decrease in other assets	184	(305)	(2)
Increase (decrease) in interest and other debt expenses payable	774	5,155	1,166
Increase (decrease) in management fees payable	485	1,235	977
Increase (decrease) in incentive fees payable	9,567	11,316	5,864
Increase (decrease) in accrued organization costs	—	—	(115)
Increase (decrease) in directors’ fees payable	—	(5)	5
Increase (decrease) in accrued expenses and other liabilities	(252)	1,828	(149)
Net cash provided by (used for) operating activities	$46,688	$(441,442)	$(502,884)
Cash flows from financing activities:
Proceeds from issuance of common units	$159,127	$340,204	$283,449
Offering costs paid	—	—	(375)
Distributions paid	(150,253)	(70,933)	(25,054)
Financing costs paid	(964)	(1,466)	(4,279)
Borrowings on debt	132,326	605,712	823,500
Repayments of debt	(194,800)	(414,750)	(570,000)
Net cash provided by (used for) financing activities	$(54,564)	$458,767	$507,241
Net increase (decrease) in cash	(7,876)	17,325	4,357
Effect of foreign exchange rate changes on cash and cash equivalents	9	3	—
Cash, beginning of period	25,548	8,220	3,863
Cash, end of period	$17,681	$25,548	$8,220
Supplemental and non-cash financing activities
Interest expense paid	$31,079	$20,445	$7,179
Accrued but unpaid deferred financing and debt issuance costs	$—	$68	$660
Accrued but unpaid distributions	$20,368	$25,500	$14,194
Exchange of investments	$15,844	$1,054	$—

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2019

(in thousands, except unit and per unit amounts)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Investments at Fair Value - 159.49% #

1st Lien/Senior Secured Debt - 99.08%
Accuity Delivery Systems, LLC^ (1) (2) (3)	Health Care Providers & Services	8.75%	L + 7.00%; 1.00% Floor	06/13/2023	$15,350	$15,010	$15,235
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	9.09%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	20,462	20,260	20,257
Associations, Inc.(1) (2) (3) (4)	Real Estate Management & Development	9.09%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	4,503	3,082	3,080
Associations, Inc.(1) (2) (3) (4)	Real Estate Management & Development		L + 4.00%; 1.00% Floor	07/30/2024	886	(9)	(9)
Brillio, LLC(1) (2) (3)	IT Services	6.55%	L + 4.75%; 1.00% Floor	02/06/2025	6,955	6,894	6,885
Brillio, LLC(1) (3) (4)	IT Services		L + 4.75%; 1.00% Floor	02/06/2025	2,330	—	(23)
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology	9.41%	L + 7.50%; 1.00% Floor	05/15/2023	31,875	31,413	31,317
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology	9.41%	L + 7.50%; 1.00% Floor	05/15/2023	4,781	4,706	4,698
Businessolver.com, Inc.(1) (2) (3) (4)	Health Care Technology	9.98%	L + 7.50%; 1.00% Floor	05/15/2023	3,984	1,539	1,524
Collaborative Imaging, LLC (dba Texas Radiology Associates)^^^ (1) (2) (3)	Health Care Providers & Services	8.30%	L + 6.50%; 1.00% Floor	03/28/2025	13,400	13,239	13,166
CorePower Yoga LLC(1) (2)	Diversified Consumer Services	6.44%	L + 4.50%	05/14/2025	13,136	12,955	12,938
CorePower Yoga LLC(1) (2) (4)	Diversified Consumer Services		L + 4.75%	05/14/2025	1,070	(14)	(16)
CorePower Yoga LLC(1) (2) (4)	Diversified Consumer Services		L + 4.50%	05/14/2025	2,854	(39)	(43)
Datacor Holdings, Inc.(2) (3)	Chemicals	9.50%		08/12/2022	13,693	13,554	13,557
Datacor Holdings, Inc.(3) (4)	Chemicals	9.50%		08/12/2022	2,000	1,178	1,180
DDS USA Holding, Inc.(1) (2) (3)	Health Care Equipment & Supplies	7.22%	L + 5.25%; 1.00% Floor	06/30/2022	5,731	5,710	5,702
DDS USA Holding, Inc.(1) (2) (3)	Health Care Equipment & Supplies	7.22%	L + 5.25%; 1.00% Floor	06/30/2022	5,420	5,401	5,393
DDS USA Holding, Inc.(1) (2) (3) (4)	Health Care Equipment & Supplies	9.00%	P + 4.25%; 1.00% Floor	06/30/2022	1,625	157	154
Diligent Corporation(1) (2) (3)	Professional Services	7.42%	L + 5.50%; 1.00% Floor	04/14/2022	€24,201	27,770	26,875
Diligent Corporation(1) (2) (3)	Professional Services	7.58%	L + 5.50%; 1.00% Floor	04/14/2022	5,788	5,738	5,730
Diligent Corporation(1) (2) (3)	Professional Services	7.42%	L + 5.50%; 1.00% Floor	04/14/2022	2,229	2,209	2,207
Diligent Corporation(1) (2) (3) (4)	Professional Services	7.48%	L + 5.50%; 1.00% Floor	04/14/2022	1,900	1,642	1,653
Diligent Corporation(1) (2) (3)	Professional Services	7.56%	L + 5.50%; 1.00% Floor	04/14/2022	767	759	759
Diligent Corporation(1) (2) (3)	Professional Services	7.42%	L + 5.50%; 1.00% Floor	04/14/2022	371	367	367
Diligent Corporation(1) (2) (3) (4)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	6,448	(56)	(64)
DiscoverOrg, LLC(1) (2)	Software	6.30%	L + 4.50%	02/02/2026	24,912	24,688	24,974
DocuTAP, Inc.(1) (2) (3)	Health Care Technology	7.30%	L + 5.50%; 1.00% Floor	05/12/2025	37,214	36,364	37,214
Empirix, Inc.(1) (2) (3)	Diversified Telecommunication Services	8.20%	L + 6.25%; 1.00% Floor	09/25/2024	33,374	32,890	30,036
Empirix, Inc.(1) (2) (3) (4)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,900	(25)	(190)
Fenergo Finance 3 Limited(1) (2) (3) (5)	Diversified Financial Services	8.31%	L + 6.25%; 1.00% Floor	09/05/2024	€26,900	30,816	29,947
Fenergo Finance 3 Limited(1) (2) (3) (4) (5)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,785	(24)	(13)
Fenergo Finance 3 Limited(1) (2) (3) (4) (5)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€2,300	(37)	(19)
FWR Holding Corporation (dba First Watch Restaurants)(2) (3)	Hotels, Restaurants & Leisure	7.29%	L + 5.50%; 1.00% Floor	08/21/2023	13,364	13,143	13,230
FWR Holding Corporation (dba First Watch Restaurants)(2) (3)	Hotels, Restaurants & Leisure	7.29%	L + 5.50%; 1.00% Floor	08/21/2023	2,670	2,627	2,643
FWR Holding Corporation (dba First Watch Restaurants)(2) (3)	Hotels, Restaurants & Leisure	7.29%	L + 5.50%; 1.00% Floor	08/21/2023	1,688	1,661	1,671
FWR Holding Corporation (dba First Watch Restaurants)(2) (3) (4)	Hotels, Restaurants & Leisure	7.29%	L + 5.50%; 1.00% Floor	08/21/2023	1,764	1,471	1,482
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services	7.45%	L + 5.50%; 1.00% Floor	09/04/2024	15,152	14,904	14,925
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services	7.43%	L + 5.50%; 1.00% Floor	09/04/2024	7,669	7,540	7,554
Gastro Health Holdco, LLC(1) (3) (4)	Health Care Providers & Services	7.40%	L + 5.50%; 1.00% Floor	09/04/2024	7,356	6,121	6,108

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except unit and per unit amounts)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
Gastro Health Holdco, LLC(1) (2) (3) (4)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	09/04/2023	$3,100	$(46)	$(46)
Gastro Health Holdco, LLC(1) (3) (4)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	09/04/2024	7,700	(63)	(116)
GlobalTranz Enterprises, Inc.(1) (2)	Road & Rail	6.79%	L + 5.00%	05/15/2026	12,134	11,907	11,042
GlobalTranz Enterprises, Inc.(1)(2) (4)	Road & Rail		L + 5.00%	05/15/2026	3,147	—	(283)
Granicus, Inc.(1) (2)	Software	6.69%	L + 4.75%; 1.00% Floor	09/07/2022	15,512	15,386	15,357
Hygiena Borrower LLC(2)	Life Sciences Tools & Services	5.94%	L + 4.00%; 1.00% Floor	08/26/2022	5,630	5,573	5,517
Hygiena Borrower LLC(2) (4)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	580	(6)	(12)
Hygiena Borrower LLC(2) (4)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	863	(4)	(17)
iCIMS, Inc.(1) (2) (3)	Software	8.29%	L + 6.50%; 1.00% Floor	09/12/2024	45,158	44,414	44,367
iCIMS, Inc.(1) (3)	Software	8.29%	L + 6.50%; 1.00% Floor	09/12/2024	8,317	8,164	8,171
iCIMS, Inc.(1) (3) (4)	Software		L + 6.50%; 1.00% Floor	09/12/2024	2,822	(44)	(49)
Integral Ad Science, Inc.(1) (2) (3)	Interactive Media & Services	9.05%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	38,740	38,121	38,158
Integral Ad Science, Inc.(1) (2) (3) (4)	Interactive Media & Services		L + 6.00%; 1.00% Floor	07/19/2023	2,741	(39)	(41)
Internet Truckstop Group, LLC (dba Truckstop)(1) (2) (3)	Transportation Infrastructure	6.95%	L + 5.00%; 1.00% Floor	04/02/2025	34,328	33,558	33,813
Internet Truckstop Group, LLC (dba Truckstop)(1) (2) (3) (4)	Transportation Infrastructure		L + 5.00%; 1.00% Floor	04/02/2025	2,800	(61)	(42)
Lithium Technologies, Inc.(1) (2) (3)	Interactive Media & Services	10.04%	L + 8.00%; 1.00% Floor	10/03/2022	58,727	57,833	57,846
Lithium Technologies, Inc.(1) (2) (3) (4)	Interactive Media & Services		L + 8.00%; 1.00% Floor	10/03/2022	4,046	(56)	(61)
Mailgun Technologies, Inc.(1) (2) (3)	Interactive Media & Services	6.95%	L + 5.00%; 1.00% Floor	03/26/2025	20,227	19,864	19,873
Mailgun Technologies, Inc.(1) (2) (3) (4)	Interactive Media & Services		L + 5.00%; 1.00% Floor	03/26/2025	2,370	1	(41)
Midwest Transport, Inc.(1) (2) (3)	Road & Rail	9.06%	L + 7.00%; 1.00% Floor	10/02/2023	18,000	17,858	17,820
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2) (3)	Health Care Technology	7.43%	L + 5.50%; 1.00% Floor	11/15/2024	31,318	30,769	30,769
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (3) (4)	Health Care Technology	7.44%	L + 5.50%; 1.00% Floor	11/15/2024	4,788	1,262	1,257
Netvoyage Corporation (dba NetDocuments)(1) (2) (3)	Software	9.55%	L + 7.75%; 1.00% Floor	03/22/2024	13,590	13,409	13,420
Netvoyage Corporation (dba NetDocuments)(1) (2) (3) (4)	Software		L + 7.75%; 1.00% Floor	03/24/2022	1,044	(9)	(13)
Pathway Vet Alliance LLC(1) (2) (3)	Health Care Providers & Services	6.30%	L + 4.50%	12/20/2024	7,375	7,311	7,302
Pathway Vet Alliance LLC(1) (2) (3)	Health Care Providers & Services	6.30%	L + 4.50%	12/20/2024	2,607	2,583	2,581
Picture Head Midco LLC(1) (2) (3)	Entertainment	8.55%	L + 6.75%; 1.00% Floor	08/31/2023	29,119	28,639	28,682
Power Stop, LLC(1) (2)	Auto Components	6.44%	L + 4.50%	10/19/2025	11,385	11,360	11,271
SF Home Décor, LLC (dba SureFit Home Décor)(1) (2) (3)	Household Products	11.70%	L + 9.75%; 1.00% Floor	07/13/2022	28,045	27,429	26,993
Shopatron, LLC (dba Kibo)(1) (3)	Internet & Catalog Retail	9.95%	L + 8.00%; 1.00% Floor	12/18/2020	9,366	9,207	9,225
Shopatron, LLC (dba Kibo)(1) (3)(10)	Internet & Catalog Retail	9.95%	L + 8.00%; 1.00% Floor	12/18/2020	2,887	2,858	2,844
SPay, Inc. (dba Stack Sports)(1) (2) (3)	Interactive Media & Services	7.55%	L + 5.75%; 1.00% Floor	06/17/2024	15,548	15,304	15,042
SPay, Inc. (dba Stack Sports)(1) (2) (3) (4)	Interactive Media & Services	7.52%	L + 5.75%; 1.00% Floor	06/17/2024	1,730	1,127	1,097
SPay, Inc. (dba Stack Sports)(1) (2) (3)	Interactive Media & Services	7.76%	L + 5.75%; 1.00% Floor	06/17/2024	575	571	557
Viant Medical Holdings, Inc.(1) (2)	Health Care Equipment & Supplies	8.16%	L + 6.25%; 1.00% Floor	07/02/2025	19,608	19,281	19,412
VRC Companies, LLC (dba Vital Records Control)(2) (3)	Commercial Services & Supplies	8.30%	L + 6.50%; 1.00% Floor	03/31/2023	10,602	10,522	10,522
VRC Companies, LLC (dba Vital Records Control)(2) (3) (4)	Commercial Services & Supplies	8.60%	L + 6.50%; 1.00% Floor	03/31/2022	264	144	144
Wine.com, LLC(1) (2) (3)	Beverages	8.93%	L + 7.00%; 1.00% Floor	11/14/2024	9,600	9,437	9,408
Wrike, Inc.(1) (2) (3)	Professional Services	8.55%	L + 6.75%; 1.00% Floor	12/31/2024	34,190	33,573	33,507
Wrike, Inc.(1) (2) (3) (4)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	2,400	(40)	(48)
Xactly Corporation(1) (2) (3)	IT Services	9.05%	L + 7.25%; 1.00% Floor	07/29/2022	40,879	40,366	40,368
Xactly Corporation(1) (2) (3) (4)	IT Services		L + 7.25%; 1.00% Floor	07/29/2022	2,554	(27)	(32)
Yasso, Inc.(1) (2) (3)	Food Products	9.55%	L + 7.75%; 1.00% Floor	03/23/2022	12,792	12,664	12,376
Total 1st Lien/Senior Secured Debt						875,704	870,024

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except unit and per unit amounts)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
1st Lien/Last-Out Unitranche(6) - 14.49%
Doxim, Inc.(1) (2) (3)	Diversified Financial Services	7.94%	L + 6.00%; 1.00% Floor	02/28/2024	$30,800	$30,051	$30,030
Doxim, Inc.(1) (2) (3)	Diversified Financial Services	7.90%	L + 6.00%; 1.00% Floor	02/28/2024	23,822	23,258	23,227
RugsUSA, LLC(1) (2) (3)	Household Products	8.45%	L + 6.50%; 1.00% Floor	04/30/2023	8,830	8,767	8,764
Smarsh, Inc.(1) (2) (3)	Interactive Media & Services	9.68%	L + 7.88%; 1.00% Floor	03/31/2021	56,070	55,638	55,650
Vantage Mobility International, LLC(2) (3)	Health Care Equipment & Supplies	7.80%	L + 6.00% PIK; 1.00% Floor	06/30/2023	10,549	10,550	9,600
Vantage Mobility International, LLC(2) (3) (4)	Health Care Equipment & Supplies		L + 6.00% PIK; 1.00% Floor	06/30/2023	717	—	(65)

Total 1st Lien/Last-Out Unitranche						128,264	127,206

2nd Lien/Senior Secured Debt - 42.09%
American Dental Partners, Inc.(1) (2) (3)	Health Care Providers & Services	10.44%	L + 8.50%; 1.00% Floor	09/25/2023	9,180	9,031	9,019
Chase Industries, Inc. (dba Senneca Holdings)(1) (2) (3)	Building Products	11.55%	L + 9.50% (incl. 3.00% PIK); 1.00% Floor	05/11/2026	25,700	25,040	24,094
DiscoverOrg, LLC(1) (2)	Software	10.19%	L + 8.50%	02/01/2027	15,400	15,186	15,400
ERC Finance, LLC (dba Eating Recovery Center)(1) (2) (3)	Health Care Providers & Services	10.02%	L + 8.22%; 1.00% Floor	09/22/2025	29,800	29,270	29,278
Genesis Acquisition Co. (dba ProCare Software)(1) (2) (3)	Diversified Financial Services	9.60%	L + 7.50%	07/31/2025	10,500	10,277	10,238
Genesis Acquisition Co. (dba ProCare Software)(1) (2) (3) (4)	Diversified Financial Services		L + 7.50%	07/31/2025	2,700	(27)	(68)
Hygiena Borrower LLC(2) (3)	Life Sciences Tools & Services	9.69%	L + 7.75%; 1.00% Floor	08/26/2023	2,810	2,767	2,761
Hygiena Borrower LLC(2) (3) (4)	Life Sciences Tools & Services	9.69%	L + 7.75%; 1.00% Floor	08/26/2023	1,030	139	129
ICP Industrial, Inc.(1) (2) (3)	Chemicals	10.04%	L + 8.25%; 1.00% Floor	05/03/2024	30,700	30,137	30,086
Intelligent Medical Objects, Inc.(1) (2) (3)	Health Care Technology	10.81%	L + 8.50%; 1.00% Floor	12/22/2024	23,100	22,637	22,638
Market Track, LLC(1) (2) (3)	Internet & Catalog Retail	9.68%	L + 7.75%; 1.00% Floor	06/05/2025	32,800	32,054	31,570
National Spine and Pain Centers, LLC(1) (2) (3)	Health Care Providers & Services	10.05%	L + 8.25%; 1.00% Floor	12/02/2024	28,500	27,870	27,431
Odyssey Logistics & Technology Corporation(1) (2)	Road & Rail	9.80%	L + 8.00%; 1.00% Floor	10/12/2025	28,152	27,639	27,167
Recipe Acquisition Corp. (dba Roland Foods)(2) (3)	Food Products	9.94%	L + 8.00%; 1.00% Floor	12/01/2022	20,000	19,749	19,750
SMB Shipping Logistics, LLC (dba Worldwide Express)(1) (2) (3)	Air Freight & Logistics	9.90%	L + 8.00%; 1.00% Floor	02/03/2025	33,333	32,885	32,750
Spectrum Plastics Group, Inc.(1) (2)	Containers & Packaging	8.80%	L + 7.00%; 1.00% Floor	01/31/2026	9,975	9,934	7,864
USRP Holdings, Inc. (dba U.S. Retirement Partners)(1) (2) (3)	Insurance	10.68%	L + 8.75%; 1.00% Floor	09/29/2025	10,300	10,193	10,197
USRP Holdings, Inc. (dba U.S. Retirement Partners)(1) (2) (3) (4)	Insurance	10.72%	L + 8.75%; 1.00% Floor	09/29/2025	2,600	1,690	1,690
Xcellence, Inc. (dba Xact Data Discovery)(1) (2) (3)	IT Services	10.70%	L + 8.75%; 1.00% Floor	06/22/2024	27,900	27,331	27,482
YI, LLC (dba Young Innovations)(1) (2) (3)	Health Care Equipment & Supplies	9.69%	L + 7.75%; 1.00% Floor	11/07/2025	22,903	22,351	22,330
Zep Inc.(1) (2)	Chemicals	10.19%	L + 8.25%; 1.00% Floor	08/11/2025	35,700	34,998	17,850
Total 2nd Lien/Senior Secured Debt						391,151	369,656

Unsecured Debt - 0.55%
Recipe Acquisition Corp. (dba Roland Foods)(3)	Food Products	13.25% PIK		12/21/2022	4,938	4,898	4,877
Total Unsecured Debt						4,898	4,877

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except unit and per unit amounts)

Investment	Industry	Interest Rate	Par Amount/ Shares (++)	Cost	Fair Value
Preferred Stock - 1.82%
Accuity Delivery Systems, LLC^ (1) (3) (7) (8)	Health Care Providers & Services		145,695	$4,800	$7,680
Recipe Acquisition Corp. (dba Roland Foods)(3) (7) (8)	Food Products	11.00% PIK	1,600	1,496	2,133
Vantage Mobility International, LLC(3) (7) (8)	Health Care Equipment & Supplies		11,486,738	6,010	2,986
Wine.com, LLC(1) (3) (7) (8)	Beverages		337,425	2,900	3,155
Total Preferred Stock				15,206	15,954

Common Stock - 1.45%
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B^^^ (1) (3) (8)	Health Care Providers & Services		12,370	1,668	2,363
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units^^^ (1) (3) (5) (7) (8)	Health Care Providers & Services		11,675	232	679
Country Fresh Holding Company Inc.(1) (3) (7) (8)	Food Products		986	1,232	854
Elah Holdings, Inc.^ (1) (3) (7) (8)	Capital Markets		69,386	3,354	3,354
National Spine and Pain Centers, LLC(1) (3) (7) (8)	Health Care Providers & Services		900	900	180
Vantage Mobility International, LLC(3) (7) (8)	Health Care Equipment & Supplies		5,371,684	—	—
Wrike, Inc.(1) (3) (7) (8)	Professional Services		5,247,296	3,260	4,523
Yasso, Inc.(1) (3) (7) (8)	Food Products		1,360	1,360	746
Total Common Stock				12,006	12,699

Investment	Industry	Units	Cost	Fair Value
Warrants - 0.01%
Recipe Acquisition Corp. (dba Roland Foods)(3) (8)	Food Products	44	$104	$95
Total Warrants			104	95

	Yield	Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund - 2.54% #
Goldman Sachs Financial Square Government Fund - Institutional Shares^^^	1.50%(9)	22,296,900	$22,297	$22,297
Total Investments in Affiliated Money Market Fund			22,297	22,297

TOTAL INVESTMENTS - 162.03%			$1,449,630	$1,422,808

LIABILITIES IN EXCESS OF OTHER ASSETS - (62.03%)				$(544,675)

NET ASSETS - 100.00%				$878,133

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR ("L") or alternate base rate (commonly based on the Prime Rate ("P")), at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of December 31, 2019, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.00%, 1.91%, 1.91%, 1.83%, 1.76% and 1.63%, respectively. As of December 31, 2019, P was 4.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2019.

(++)

The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Euro ("€").

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
(4)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 8 "Commitments and Contingencies".

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except unit and per unit amounts)

(5)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2019 the aggregate fair value of these securities is $30,594 or 2.11% of the Company's total assets.

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
(8)

Securities exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2019, the aggregate fair value of these securities is $28,748 or 3.27% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC - Preferred Stock	06/13/2018
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B - Common Stock	03/30/2018
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units - Common Stock	03/30/2018
Country Fresh Holding Company Inc. - Common Stock	04/29/2019
Elah Holdings, Inc. - Common Stock	05/09/2018
National Spine and Pain Centers, LLC - Common Stock	06/02/2017
Recipe Acquisition Corp. (dba Roland Foods) - Preferred Stock	12/22/2016
Recipe Acquisition Corp. (dba Roland Foods) - Warrants	12/22/2016
Vantage Mobility International, LLC - Common Stock	05/23/2019
Vantage Mobility International, LLC - Preferred Stock	05/23/2019
Wine.com, LLC - Preferred Stock	11/14/2018
Wrike, Inc. - Common Stock	12/31/2018
Yasso, Inc. - Common Stock	03/23/2017

(9)	The rate shown is the annualized seven-day yield as of December 31, 2019.
(10)	The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies”.

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 472	EUR 390	01/06/2020	$34
Bank of America, N.A.	USD 177	EUR 160	01/06/2020	(3)
Bank of America, N.A.	USD 479	EUR 393	04/06/2020	36
Bank of America, N.A.	USD 271	EUR 244	04/06/2020	(4)
Bank of America, N.A.	USD 254	EUR 228	07/06/2020	(4)
Bank of America, N.A.	USD 480	EUR 390	07/06/2020	37
Bank of America, N.A.	USD 589	EUR 526	10/05/2020	(11)
Bank of America, N.A.	USD 575	EUR 510	01/05/2021	(11)
Bank of America, N.A.	USD 563	EUR 498	04/06/2021	(11)
Bank of America, N.A.	USD 560	EUR 492	07/06/2021	(11)
Bank of America, N.A.	USD 327	EUR 287	10/05/2021	(7)
				$45

Currency Abbreviations:

EUR - Euro

USD - U.S. Dollar

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2018

(in thousands, except unit and per unit amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Investments at Fair Value – 173.30% #

Corporate Debt – 170.38%

1st Lien/Senior Secured Debt – 91.82%
Accuity Delivery Systems, LLC^ (1) (2) (3)	Health Care Providers & Services	9.78%	L + 7.00%; 1.00% Floor	06/13/2023	$15,350	$14,930	$14,928
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	9.40%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	17,807	17,597	17,629
Associations, Inc.(1) (2) (3) (4)	Real Estate Management & Development	9.40%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	4,438	1,528	1,536
Associations, Inc.(1) (2) (3) (4) (5)	Real Estate Management & Development		L + 4.00%; 1.00% Floor	07/30/2024	886	(10)	(9)
Bullhorn, Inc.(1) (2) (3)	Professional Services	9.40%	L + 6.75%; 1.00% Floor	11/21/2022	18,237	18,084	18,100
Bullhorn, Inc.(1) (2) (3)	Professional Services	9.40%	L + 6.75%; 1.00% Floor	11/21/2022	4,825	4,785	4,789
Bullhorn, Inc.(1) (2) (3)	Professional Services	9.33%	L + 6.75%; 1.00% Floor	11/21/2022	952	937	945
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology	10.12%	L + 7.50%; 1.00% Floor	05/15/2023	31,875	31,302	31,238
Businessolver.com, Inc.(1) (2) (3) (4)	Health Care Technology	12.00%	P + 6.50%; 2.00% Floor	05/15/2023	3,984	1,524	1,514
Businessolver.com, Inc.(1) (2) (3) (4)	Health Care Technology	10.12%	L + 7.50%; 1.00% Floor	05/15/2023	4,781	1,142	1,100
Collaborative Imaging, LLC^^^ (1) (2) (3)	Health Care Providers & Services	9.03%	L + 6.50%; 1.00% Floor	03/28/2025	13,400	13,215	13,132
Continuum Managed Services LLC(1) (2) (3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	31,372	30,689	30,745
Continuum Managed Services LLC(1) (2) (3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	9,060	8,879	8,879
Continuum Managed Services LLC(1) (2) (3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	2,658	2,604	2,605
Continuum Managed Services LLC(1) (2) (3) (4) (5)	IT Services		L + 6.00%; 1.00% Floor	06/08/2022	3,280	(63)	(66)
Dade Paper & Bag, LLC(1) (2) (3)	Distributors	10.02%	L + 7.50%; 1.00% Floor	06/10/2024	16,154	15,886	15,912
Dade Paper & Bag, LLC(1) (2) (3)	Distributors	9.52%	L + 7.00%; 1.00% Floor	06/10/2024	2,060	2,042	1,983
Datacor Holdings, Inc.(2) (3)	Chemicals	9.50%		08/12/2022	13,830	13,644	13,657
Datto, Inc.(1) (2)	IT Services	10.46%	L + 8.00%; 1.00% Floor	12/07/2022	55,556	54,659	55,139
Datto, Inc.(1) (2) (4) (5)	IT Services		L + 8.00%; 1.00% Floor	12/07/2022	3,739	(58)	(28)
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	8.57%	L + 5.75%; 1.00% Floor	06/30/2022	5,981	5,952	5,937
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	8.57%	L + 5.75%; 1.00% Floor	06/30/2022	5,789	5,762	5,745
DDS USA Holding, Inc.(1) (2) (4) (5)	Health Care Equipment & Supplies		L + 5.75%; 1.00% Floor	06/30/2022	1,625	(8)	(12)
Diligent Corporation(1) (2) (3)	Professional Services	8.03%	L + 5.50%; 1.00% Floor	04/14/2022	€24,447	27,949	27,660
Diligent Corporation(1) (2) (3)	Professional Services	8.03%	L + 5.50%; 1.00% Floor	04/14/2022	774	764	765
Diligent Corporation(1) (2) (3) (4)	Professional Services	8.28%	L + 5.50%; 1.00% Floor	04/14/2022	1,900	718	736
Diligent Corporation(1) (2) (3) (4) (5)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	374	(5)	(5)
Diligent Corporation(1) (2) (3) (4) (5)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	14,490	(179)	(181)
Empirix, Inc.(1) (2) (3)	Diversified Telecommunication Services	8.93%	L + 6.25%; 1.00% Floor	09/25/2024	33,700	33,131	33,110
Empirix, Inc.(1) (2) (3) (4) (5)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,900	(31)	(33)
Fenergo Finance 3 Limited(1) (2) (3) (6)	Diversified Financial Services	9.13%	L + 6.25%; 1.00% Floor	09/05/2024	€26,900	30,744	30,204
Fenergo Finance 3 Limited(1) (2) (3) (4) (5) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,785	(30)	(36)
Fenergo Finance 3 Limited(1) (2) (3) (4) (5) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€2,300	(44)	(91)
FWR Holding Corporation(2) (3)	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	13,500	13,226	13,230
FWR Holding Corporation(2) (3)	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	2,690	2,637	2,636
FWR Holding Corporation(2) (3)	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	1,705	1,672	1,671
FWR Holding Corporation(2) (3) (4)	Hotels, Restaurants & Leisure	10.25%	P + 4.75%; 2.00% Floor	08/21/2023	1,764	626	626
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services	8.74%	L + 6.00%; 1.00% Floor	09/04/2024	15,300	15,007	14,994
Gastro Health Holdco, LLC(1) (2) (3) (4) (5)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2023	3,100	(58)	(62)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2018 (continued)

(in thousands, except unit and per unit amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Gastro Health Holdco, LLC(1) (2) (3) (4) (5)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2024	$7,700	$(91)	$(154)
Hygiena Borrower LLC(2)	Life Sciences Tools & Services	6.80%	L + 4.00%; 1.00% Floor	08/26/2022	5,688	5,611	5,574
Hygiena Borrower LLC(2) (4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	580	(8)	(12)
Hygiena Borrower LLC(2) (4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	863	(6)	(17)
iCIMS, Inc.(1) (2) (3)	Software	8.94%	L + 6.50%; 1.00% Floor	09/12/2024	45,158	44,291	44,255
iCIMS, Inc.(1) (2) (3) (4) (5)	Software		L + 6.50%; 1.00% Floor	09/12/2024	2,822	(54)	(56)
Integral Ad Science, Inc.(1) (2) (3)	Interactive Media & Services	9.78%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	35,840	35,169	35,123
Integral Ad Science, Inc.(1) (2) (3) (4) (5)	Interactive Media & Services		L + 6.00%; 1.00% Floor	07/19/2023	2,741	(50)	(55)
Lithium Technologies, Inc.(1) (2) (3)	Interactive Media & Services	10.39%	L + 8.00%; 1.00% Floor	10/03/2022	58,727	57,564	57,553
Lithium Technologies, Inc.(1) (2) (3) (4) (5)	Interactive Media & Services		L + 8.00%; 1.00% Floor	10/03/2022	4,046	(76)	(81)
Midwest Transport, Inc.(1) (2)	Road & Rail	9.80%	L + 7.00%; 1.00% Floor	10/02/2023	18,960	18,778	18,770
MMIT Holdings, LLC(1) (2)	Health Care Technology	8.02%	L + 5.50%; 1.00% Floor	11/15/2024	13,400	13,137	13,132
MMIT Holdings, LLC(1) (2) (4) (5)	Health Care Technology		L + 5.50%; 1.00% Floor	11/15/2024	3,830	(75)	(77)
Netvoyage Corporation(1) (2) (3)	Software	11.53%	L + 9.00%; 1.00% Floor	03/24/2022	13,729	13,531	13,557
Netvoyage Corporation(1) (2) (3) (4) (5)	Software		L + 9.00%; 1.00% Floor	03/24/2022	1,044	(14)	(13)
Picture Head Midco LLC(1) (2) (3)	Entertainment	9.27%	L + 6.75%; 1.00% Floor	08/31/2023	34,930	34,270	34,231
Picture Head Midco LLC(1) (2) (3) (4)	Entertainment	9.27%	L + 6.75%; 1.00% Floor	08/31/2023	3,840	1,116	1,075
Picture Head Midco LLC(1) (2) (3) (4) (5)	Entertainment		L + 6.75%; 1.00% Floor	08/31/2023	3,840	(72)	(77)
Power Stop, LLC(1) (2)	Auto Components	7.55%	L + 4.75%	10/19/2025	11,500	11,472	11,443
SF Home Décor, LLC(1) (2) (3)	Household Products	12.31%	L + 9.50%; 1.00% Floor	07/13/2022	29,625	28,944	28,810
SPay, Inc.(1) (2) (3)	Interactive Media & Services	8.22%	L + 5.75%; 1.00% Floor	06/17/2024	15,500	15,213	15,113
SPay, Inc.(1) (2) (3) (4)	Interactive Media & Services	8.34%	L + 5.75%; 1.00% Floor	06/17/2024	1,730	1,237	1,225
SPay, Inc.(1) (2) (3) (4) (5)	Interactive Media & Services		L + 5.75%; 1.00% Floor	06/17/2024	8,630	(79)	(216)
VRC Companies, LLC(2) (3) (4)	Commercial Services & Supplies	9.03%	L + 6.50%; 1.00% Floor	03/31/2023	5,546	4,181	4,178
VRC Companies, LLC(2) (3)	Commercial Services & Supplies	9.02%	L + 6.50%; 1.00% Floor	03/31/2023	2,826	2,802	2,798
VRC Companies, LLC(2) (3) (4)	Commercial Services & Supplies	9.45%	L + 6.50%; 1.00% Floor	03/31/2022	264	132	132
Wine.com, LLC(1) (2)	Beverages	9.86%	L + 7.00%; 1.00% Floor	11/14/2024	9,600	9,411	9,408
Wrike, Inc.(1) (2)	Professional Services	9.28%	L + 6.75%; 1.00% Floor	12/31/2024	29,687	29,094	29,094
Wrike, Inc.(1) (2) (4) (5)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	2,400	(48)	(48)
Xactly Corporation(1) (2) (3)	IT Services	9.78%	L + 7.25%; 1.00% Floor	07/29/2022	34,390	33,854	33,874
Xactly Corporation(1) (2) (3) (4) (5)	IT Services		L + 7.25%; 1.00% Floor	07/29/2022	2,554	(37)	(38)
Yasso, Inc.(1) (2) (3)	Food Products	10.27%	L + 7.75%; 1.00% Floor	03/23/2022	12,937	12,757	12,323
Total 1st Lien/Senior Secured Debt						743,103	741,446

1st Lien/Last-Out Unitranche (7) – 20.22%
Intelligent Document Solutions, Inc.(1) (2) (3)	Diversified Financial Services	8.80%	L + 6.00%; 1.00% Floor	02/28/2024	30,800	29,907	29,876
Intelligent Document Solutions, Inc.(1) (2) (3) (4)	Diversified Financial Services	8.79%	L + 6.00%; 1.00% Floor	02/28/2024	21,100	12,144	12,111
RugsUSA, LLC(1) (2) (3)	Household Products	9.31%	L + 6.50%; 1.00% Floor	04/30/2023	8,830	8,752	8,742
Smarsh, Inc.(1) (2) (3)	Interactive Media & Services	10.41%	L + 7.88%; 1.00% Floor	03/31/2021	56,641	55,887	56,075
Vantage Mobility International, LLC(2) (3)	Health Care Equipment & Supplies	10.28%	L + 7.75%; 1.00% Floor	09/09/2021	25,111	24,808	22,725
You Fit, LLC(2) (3)	Diversified Consumer Services	9.55%	L + 6.75%; 1.00% Floor	01/04/2022	34,500	33,758	33,724
Total 1st Lien/Last-Out Unitranche						165,256	163,253

2nd Lien/Senior Secured Debt – 57.81%
American Dental Partners, Inc.(1) (2) (3)	Health Care Providers & Services	11.30%	L + 8.50%; 1.00% Floor	09/25/2023	9,180	9,000	8,996
Chase Industries, Inc.(1) (2) (3)	Building Products	10.61%	L + 8.00%; 1.00% Floor	05/11/2026	25,700	24,970	24,865

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

The investment period commenced on the Initial Closing Date and continued through May 5, 2019. Following the end of the investment period, the Company has the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or anticipated Company expenses, liabilities, including the payment or repayment of indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, or other obligations, contingent or otherwise, including the Management Fee (as defined below), whether incurred before or after the end of the investment period, (ii) to fulfill investment commitments made or approved by the investment committee of GSAM’s Private Credit Group (“the Investment Committee”) prior to the expiration of the investment period, (iii) to engage in hedging transactions or (iv) to make additional investments in existing portfolio companies (including transactions to hedge interest rate or currency risks related to such additional investment).

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income, for which the Company has earned the following:

	For the Years Ended December 31,
	2019	2018	2017
Prepayment premiums	$2,657	$1,555	$700
Accelerated amortization of upfront loan origination fees and unamortized discounts	$4,661	$3,053	$585

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of each of December 31, 2019 and December 31, 2018, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2019 and December 31, 2018, the Company held an aggregate cash balance of $17,681 and $25,548, respectively. Foreign currency of $1,184 and $553(acquisition cost of $1,172 and $550) is included in cash as of December 31, 2019 and December 31, 2018, respectively.

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

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the Unitholder’s tax basis in its Units. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to common Units, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common Unitholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its Unitholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its Unitholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and may carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to Unitholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of, and amendments to, the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”) and the revolving credit facility between the Company and Bank of America, N.A. (the “BoA Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”). These costs are amortized using the straight-line method over the respective term of the JPM Revolving Credit Facility. Deferred financing costs related to the Revolving Credit Facilities are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.

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

For the years ended December 31, 2019, 2018 and 2017, Management Fees amounted to $13,598, $9,604 and $4,803, respectively. As of December 31, 2019, $3,395 remained payable.

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

For the years ended December 31, 2019, 2018 and 2017, the Company accrued unvested Incentive Fees of $9,567, $11,316 and $5,864, respectively. As of December 31, 2019, $26,747 was payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the years ended December 31, 2019, 2018 and 2017, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the years ended December 31, 2019, 2018 and 2017, the Company incurred expenses for services provided by the Administrator and the Custodian of $1,170, $846 and $499, respectively. As of December 31, 2019, $188 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the years ended December 31, 2019, 2018 and 2017, the Company incurred expenses for services provided by the Transfer Agent of $144, $125 and $120, respectively. As of December 31, 2019, $26 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Year Ended December 31, 2019
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$—	$1,104,839	$(1,082,542)	$—	$—	$22,297	$456
Accuity Delivery Systems, LLC	20,688	80	—	—	2,147	22,915	$1,568
Collaborative Imaging, LLC (dba Texas Radiology Associates)	15,400	24	—	—	784	16,208	$1,384
Elah Holdings, Inc.	3,354	—	—	—	—	3,354	—
Total Non-Controlled Affiliates	$39,442	$1,104,943	$(1,082,542)	$—	$2,931	$64,774	$3,408

For the Year Ended December 31, 2018
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$1,313	$563,297	$(564,610)	$—	$—	$—	$202
Accuity Delivery Systems, LLC	—	19,730	—	—	958	20,688	860
Collaborative Imaging Holdco, LLC	—	15,115	—	—	285	15,400	1,053
Elah Holdings, Inc.	—	3,354	—	—	—	3,354	—
Total Non-Controlled Affiliates	$1,313	$601,496	$(564,610)	$—	$1,243	$39,442	$2,115

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due To Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of December 31, 2019 and December 31, 2018, there were $168 and $486, respectively, included within Accrued expenses and other liabilities and $0 and $68, respectively, included within Interest and other debt expense payable paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted exemptive relief (“Exemptive Relief”) that permits the Company to co-invest with Goldman Sachs BDC, Inc. (“GS BDC”), Goldman Sachs Middle Market Lending Corp. (“GS MMLC”), Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”) and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, after the date of the exemptive order, subject to certain  conditions including that co-investments are made in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the Exemptive Relief, and are allocated fairly among participants. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of GS BDC, GS MMLC, GS PMMC II and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

4.	INVESTMENTS

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	December 31, 2019		December 31, 2018
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$875,704	$870,024	$743,103	$741,446
1st Lien/Last-Out Unitranche	128,264	127,206	165,256	163,253
2nd Lien/Senior Secured Debt	391,151	369,656	473,202	466,793
Unsecured Debt	4,898	4,877	4,309	4,295
Preferred Stock	15,206	15,954	10,196	12,159
Common Stock	12,006	12,699	11,864	11,285
Warrants	104	95	104	130
Total Investments	$1,427,333	$1,400,511	$1,408,034	$1,399,361

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	December 31, 2019		December 31, 2018
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Interactive Media & Services	13.4%	21.4%	11.8%	20.4%
Health Care Providers & Services	10.2	16.3	8.4	14.5
Health Care Technology	9.2	14.7	4.7	8.1
Software	8.7	13.9	6.3	11.1
Diversified Financial Services	6.7	10.6	6.4	11.1
Professional Services	5.4	8.6	6.1	10.5
IT Services	5.3	8.5	10.9	18.8
Health Care Equipment & Supplies	4.7	7.5	4.9	8.5
Chemicals	4.5	7.1	7.3	12.7
Road & Rail	4.0	6.3	3.3	5.7
Internet & Catalog Retail	3.1	5.0	2.2	3.9
Food Products	2.9	4.6	3.6	6.2
Household Products	2.6	4.1	2.7	4.7
Transportation Infrastructure	2.4	3.8	—	—
Air Freight & Logistics	2.3	3.7	2.3	4.0
Diversified Telecommunication Services	2.1	3.4	2.4	4.1
Entertainment	2.0	3.3	2.5	4.4
Building Products	1.7	2.7	1.8	3.1
Real Estate Management & Development	1.7	2.7	1.4	2.4
Hotels, Restaurants & Leisure	1.4	2.2	1.3	2.2
Diversified Consumer Services	0.9	1.5	2.4	4.2
Beverages	0.9	1.4	0.9	1.5
Insurance	0.9	1.4	2.3	4.1
Auto Components	0.8	1.3	0.8	1.4
Commercial Services & Supplies	0.8	1.2	0.5	0.9
Life Sciences Tools & Services	0.6	1.0	0.6	1.0
Containers & Packaging	0.6	0.9	0.7	1.2
Capital Markets	0.2	0.4	0.2	0.4
Distributors	—	—	1.3	2.2
Total	100.0%	159.5%	100.0%	173.3%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	December 31, 2019	December 31, 2018
United States	97.9%	97.9%
Ireland	2.1	2.1
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of December 31, 2019 and December 31, 2018. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of December 31, 2019(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$769,884	• Discount Rate	6.5% - 13.3% (8.9%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$127,206	• Discount Rate	8.5% - 10.7% (9.9%)
	2nd Lien/Senior Secured	Discounted cash flows:
	$301,375	• Discount Rate	9.9% - 12.4% (10.7%)
	Unsecured Debt	Discounted cash flows:
	$4,877	• Discount Rate	3.8% - 5.2% (13.7%)
Equity	Preferred Stock	Comparable multiples:
	$15,954	• EV/Revenue	1.0x - 3.2x (1.3x)
Comparable multiples:
		• EV/EBITDA(5)	7.8x - 19.0x (15.3x)
	Common Stock	Discounted cash flows:
	$12,699	• Discount Rate	13.9% - 31.0% (23.9%)
Comparable multiples:
		• EV/Revenue	2.3x - 9.7x (9.4x)
Comparable multiples:
		• EV/EBITDA(5)	8.5x - 12.7x (10.0x)
	Warrants	Comparable multiples:
	$95	• EV/EBITDA(5)	10.7x - 19.9x (12.4x)

(1)

Included within Level 3 assets of $1,287,719 is an amount of $55,629 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).The income approach was used in the determination of fair value for $1,203,342 or 95.6% of Level 3 bank loans, corporate debt, and other debt obligations.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2019 and December 31, 2018. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

As of the dates indicated, the following is a summary of the Company’s assets categorized within the fair value hierarchy:

	December 31, 2019				December 31, 2018
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$62,361	$807,663	$870,024	$—	$—	$741,446	$741,446
1st Lien/Last-Out Unitranche	—	—	127,206	127,206	—	—	163,253	163,253
2nd Lien/Senior Secured Debt	—	50,431	319,225	369,656	—	59,865	406,928	466,793
Unsecured Debt	—	—	4,877	4,877	—	—	4,295	4,295
Preferred Stock	—	—	15,954	15,954	—	—	12,159	12,159
Common Stock	—	—	12,699	12,699	—	—	11,285	11,285
Warrants	—	—	95	95	—	—	130	130
Affiliated Money Market Fund	22,297	—	—	22,297	—	—	—	—
Total assets	$22,297	$112,792	$1,287,719	$1,422,808	$—	$59,865	$1,339,496	$1,399,361
Foreign currency forward contracts (asset)(1)	$—	$45	$—	$45	$—	$105	$—	$105

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2019
1st Lien/Senior Secured Debt	$741,446	$276,237	$(42)	$(3,072)	$(201,041)	$5,578	$—	$(11,443)	$807,663	$(2,564)
1st Lien/Last-Out Unitranche	163,253	21,559	(10,236)	945	(49,683)	1,368	—	—	127,206	910
2nd Lien/Senior Secured Debt	406,928	18,928	(12,231)	(13,210)	(106,314)	2,313	32,487	(9,676)	319,225	(15,973)
Unsecured Debt	4,295	578	—	(6)	—	10	—	—	4,877	(6)
Preferred Stock	12,159	6,010	750	(1,215)	(1,750)	—	—	—	15,954	(745)
Common Stock	11,285	1,232	2,597	1,272	(3,687)	—	—	—	12,699	1,817
Warrants	130	—	—	(35)	—	—	—	—	95	(35)
Total assets	$1,339,496	$324,544	$(19,162)	$(15,321)	$(362,475)	$9,269	$32,487	$(21,119)	$1,287,719	$(16,596)

For the Year Ended December 31, 2018
1st Lien/Senior Secured Debt	$285,254	$506,578	$(28)	$(1,403)	$(51,081)	$2,126	$—	$—	$741,446	$(1,369)
1st Lien/Last-Out Unitranche	112,956	80,972	—	(2,452)	(29,628)	1,405	—	—	163,253	(2,299)
2nd Lien/Senior Secured Debt	403,616	131,867	—	(4,420)	(134,885)	3,031	7,719	—	406,928	(3,845)
Unsecured Debt	3,783	510	—	(7)	—	9	—	—	4,295	(7)
Preferred Stock	2,979	7,700	—	1,480	—	—	—	—	12,159	1,480
Common Stock	3,573	8,514	2,324	99	(3,225)	—	—	—	11,285	99
Warrants	99	—	—	31	—	—	—	—	130	31
Total assets	$812,260	$736,141	$2,296	$(6,672)	$(218,819)	$6,571	$7,719	$—	$1,339,496	$(5,910)

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the year ended December 31, 2019, transfers from Level 2 to Level 3 were primarily due to decreased price transparency and transfers from Level 3 to Level 2 were primarily due to increased price transparency. For the year ended December 31, 2018, transfers from Level 2 to Level 3 were primarily due to decreased price transparency.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2019 and December 31, 2018, approximates its carrying value.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of December 31, 2019 and December 31, 2018, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities (which includes the Revolving Credit Facilities) was 270% and 239%, respectively.

As of the dates indicated, the Company’s outstanding debt was as follows:

	December 31, 2019			December 31, 2018
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
BoA Revolving Credit Facility(1)	N/A	N/A	N/A	$130,000	$19,500	$110,500
JPM Revolving Credit Facility(2)	605,000	90,750	511,988	465,000	—	463,962
Total Debt	$605,000	$90,750	$511,988	$595,000	$19,500	$574,462

(1)	As of December 31, 2018, all outstanding borrowings were in USD.
(2)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2019, the Company had outstanding borrowings denominated in USD of $454,893 and in Euros (EUR) of EUR 50,900. As of December 31, 2018, the Company had outstanding borrowings denominated in USD of $405,643 and in Euros (EUR) of EUR 50,900.

The combined weighted average interest rates of the aggregate borrowings outstanding for the year ended December 31, 2019 and for the year ended December 31, 2018 were 5.73% and 5.30% respectively.

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

Costs of $2,383 were incurred in connection with obtaining and amending the BoA Revolving Credit Facility, which were recorded as deferred financing costs on the Consolidated Statements of Financial Condition and were amortized over the life of the BoA Revolving Credit Facility using the straight-line method until maturity. As of December 31, 2019 and December 31, 2018, outstanding deferred financing costs were $0 and $163, respectively.

The below table presents the summary information of the BoA Revolving Credit Facility:

	For the Years Ended December 31,
	2019	2018	2017
Borrowing interest expense	$1,089	$9,977	$7,550
Facility fees	26	56	386
Amortization of financing costs	165	673	1,144
Total	$1,280	$10,706	$9,080
Weighted average interest rate	5.07%	4.82%	4.19%
Average outstanding balance	$21,479	$206,922	$180,356

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

The JPM Revolving Credit Facility is a multicurrency facility. As of December 31, 2019, the total commitments under the JPM Revolving Credit Facility were $605,000. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fourth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $6,077 were incurred in connection with obtaining and amending the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of December 31, 2019 and December 31, 2018, outstanding deferred financing costs were $3,113 and $3,828, respectively.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Years Ended December 31,
	2019	2018	2017
Borrowing interest expense	$30,508	$15,786	$772
Facility fees	946	764	116
Amortization of financing costs	1,609	1,224	131
Total	$33,063	$17,774	$1,019
Weighted average interest rate	5.76%	5.65%	5.03%
Average outstanding balance	$529,764	$279,221	$136,585*

*	Average outstanding debt balance was calculated on November 21, 2017, the date on which the Company entered into the JPM Revolving Credit Facility.

7.	DERIVATIVES

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

For the year ended December 31, 2019 and for the period from August 8, 2018 to December 31, 2018, the Company’s average USD notional exposure to foreign currency forward contracts were $3,436 and $3,776, respectively. The Company did not hold any derivative instruments prior to August 8, 2018.

As of the dates indicated, the table below sets forth the Company’s net exposure to foreign currency forward contracts by counterparty that are subject to ISDA Master Agreements or similar agreements:

	Presented on the Consolidated Statements of Financial Condition
	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
December 31, 2019
Bank of America, N.A.	$45	$—	$45	$—	$45

December 31, 2018
Bank of America, N.A.	$105	$—	$105	$—	$105

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows:

	For the Years Ended December 31,
	2019	2018	2017
Net realized gain (loss) on foreign currency forward contracts	$127	$1	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(60)	105	—
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$67	$106	$—

8.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of the dates indicated, the Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2019			December 31, 2018
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,097,430	$104,256	91%	$1,097,430	$263,383	76%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of December 31, 2019, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of the dates indicated, the Company had the following unfunded commitments by investment types:

		Unfunded Commitment Balances(2)		Fair Value(3)
	Commitment Expiration Date(1)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
1st Lien/Senior Secured Debt
Datacor Holdings, Inc.	2/1/2020	$800	$—	$(8)	$—
Gastro Health Holdco, LLC	4/13/2020	1,138	—	(17)	—
GlobalTranz Enterprises, Inc.	5/15/2020	3,147	—	(283)	—
Hygiena Borrower LLC	6/29/2020	863	857	(17)	(17)
Diligent Corporation	12/19/2020	6,448	14,490	(64)	(181)
Brillio, LLC	2/6/2021	2,330	—	(23)	—
CorePower Yoga LLC	5/14/2021	2,854	—	(43)	—
Associations, Inc.	7/30/2021	1,378	2,858	(14)	(29)
Gastro Health Holdco, LLC	9/13/2021	7,700	—	(116)	—
Netvoyage Corporation (dba NetDocuments)	3/24/2022	1,044	1,044	(13)	(13)
VRC Companies, LLC (dba Vital Records Control)	3/31/2022	118	129	(1)	(1)
Diligent Corporation	4/14/2022	228	1,140	(2)	(14)
DDS USA Holding, Inc.	6/30/2022	1,463	1,625	(7)	(12)
Xactly Corporation	7/29/2022	2,554	2,554	(32)	(38)
Hygiena Borrower LLC	8/26/2022	580	580	(12)	(12)
Lithium Technologies, Inc.	10/3/2022	4,046	4,046	(61)	(81)
Businessolver.com, Inc.	5/15/2023	2,391	2,391	(42)	(48)
Integral Ad Science, Inc.	7/19/2023	2,741	2,741	(41)	(55)
FWR Holding Corporation (dba First Watch Restaurants)	8/21/2023	265	1,103	(3)	(22)
Gastro Health Holdco, LLC	9/4/2023	3,100	3,100	(46)	(62)
Empirix, Inc.	9/25/2023	1,900	1,900	(190)	(33)
SPay, Inc. (dba Stack Sports)	6/17/2024	577	461	(19)	(12)
Associations, Inc.	7/30/2024	886	886	(9)	(9)
Fenergo Finance 3 Limited	9/5/2024	2,580	2,635	(19)	(91)
Fenergo Finance 3 Limited	9/5/2024	1,785	1,785	(13)	(36)
iCIMS, Inc.	9/12/2024	2,822	2,822	(49)	(56)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	11/15/2024	3,447	3,830	(60)	(77)
Wrike, Inc.	12/31/2024	2,400	2,400	(48)	(48)
Mailgun Technologies, Inc.	3/26/2025	2,370	—	(41)	—
Internet Truckstop Group, LLC (dba Truckstop)	4/2/2025	2,800	—	(42)	—
CorePower Yoga LLC	5/14/2025	1,070	—	(16)	—
Picture Head Midco LLC	3/31/2019	—	3,840	—	(77)
VRC Companies, LLC	9/27/2019	—	1,313	—	(13)
Businessolver.com, Inc.	5/15/2020	—	3,550	—	(72)
SPay, Inc. (dba Stack Sports)	6/15/2020	—	8,544	—	(216)
Diligent Corporation	8/3/2020	—	374	—	(5)
Gastro Health Holdco, LLC	9/4/2020	—	7,642	—	(154)
Continuum Managed Services LLC	6/8/2022	—	3,280	—	(66)
Datto, Inc.	12/7/2022	—	3,739	—	(28)
Picture Head Midco LLC	8/31/2023	—	2,661	—	(54)
Total 1st Lien/Senior Secured Debt		$67,825	$90,320	$(1,351)	$(1,632)
1st Lien/Last-Out Unitranche
Vantage Mobility International, LLC	9/9/2021	$717	$—	$(65)	$—
Doxim, Inc.	2/28/2020	—	8,356	—	(251)
Total 1st Lien/Last-Out Unitranche		$717	$8,356	$(65)	$(251)
2nd Lien/Senior Secured Debt
Genesis Acquisition Co. (dba ProCare Software)	7/31/2020	$2,700	$2,666	$(68)	$(74)
Hygiena Borrower LLC	6/29/2020	883	874	(15)	(15)
USRP Holdings, Inc. (dba U.S. Retirement Partners)	3/29/2020	884	884	(9)	(11)
RSC Acquisition, Inc.	3/5/2020	—	6,400	—	(64)
Chase Industries, Inc.	5/11/2020	—	6,400	—	(208)
Total 2nd Lien/Senior Secured Debt		$4,467	$17,224	$(92)	$(372)
Total		$73,009	$115,900	$(1,508)	$(2,255)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date.
(3)	The fair value is reflected as investments, at fair value on the Consolidated Statements of Financial Condition.

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

9.	MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2019
February 22, 2019	689,032	$65,846
March 28, 2019	455,946	43,897
April 29, 2019	234,200	21,949
May 30, 2019	232,747	21,948
September 20, 2019	58,300	5,487
Total capital drawdowns	1,670,225	$159,127

For the Year Ended December 31, 2018
February 21, 2018	335,966	$32,923
March 28, 2018	222,135	21,949
April 27, 2018	339,498	32,923
June 28, 2018	558,772	54,871
August 27, 2018	903,600	87,795
September 27, 2018	336,610	32,923
November 13, 2018	795,162	76,820
Total capital drawdowns	3,491,743	$340,204

For the Year Ended December 31, 2017
April 27, 2017	203,758	$20,013
April 28, 2017	535	53
May 26, 2017	444,153	43,897
June 29, 2017	441,837	43,897
August 21, 2017	557,806	54,872
September 28, 2017	332,027	32,923
October 30, 2017	900,334	87,794
Total capital drawdowns	2,880,450	$283,449

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Year Ended December 31, 2019
February 20, 2019	March 29, 2019	April 26, 2019	$2.53
May 7, 2019	June 28, 2019	July 26, 2019	$1.97
July 30, 2019	September 30, 2019	October 25, 2019	$3.27
October 18, 2019	October 16, 2019	October 30, 2019	$0.88(1)
October 30, 2019	December 31, 2019	January 27, 2020	$2.00
November 8, 2019	November 12, 2019	November 22, 2019	$3.73(1)

For the Year Ended December 31, 2018
February 21, 2018	March 30, 2018	April 25, 2018	$2.93
May 1, 2018	June 29, 2018	July 25, 2018	$2.92
August 1, 2018	September 28, 2018	October 25, 2018	$2.78
October 30, 2018	December 31, 2018	January 25, 2019	$2.99

For the Year Ended December 31, 2017
February 22, 2017	March 31, 2017	April 17, 2017	$2.02
May 1, 2017	June 30, 2017	July 26, 2017	$2.40
August 1, 2017	September 29, 2017	October 24, 2017	$2.42
October 31, 2017	December 29, 2017	January 23, 2018	$2.83

(1)	Return of capital distribution.

10.EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit:

	For the Years Ended December 31,
	2019	2018	2017
Net increase in Members’ Capital resulting from operations	$56,666	$61,990	$30,866
Weighted average Units outstanding	9,767,230	6,509,809	3,220,281
Basic and diluted earnings (loss) per unit	$5.80	$9.52	$9.58

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

11.	TAX INFORMATION

The below table presents the tax character of distributions:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Distributions paid from:
Ordinary Income	$118,438	$80,425	$36,250
Net Long-Term Capital Gains	$—	$1,814	$—
Total Taxable Distributions	$118,438	$82,239	$36,250
Tax Return of Capital	$26,683	$—	$—

As of the dates indicated, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Undistributed Ordinary Income—net	$—	$—	$69
Undistributed Long-Term Capital Gains	$—	$—	$—
Total Undistributed Earnings	$—	$—	$69
Capital Loss Carryforward	$(15,494)	$—	$—
Timing Differences (Incentive Fee, Organizational Costs, Dividends Payable, Late Year Ordinary Loss Deferral)	$(47,768)	$(18,414)	$(6,200)
Unrealized Earnings (Losses)—net	$(24,632)	$(8,081)	$1,621
Total Accumulated Earnings (Losses)—net	$(87,894)	$(26,495)	$(4,510)

As of the dates indicated, the Company’s aggregate unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Tax cost	$1,448,529	$1,408,173	$875,302
Gross unrealized appreciation	$10,956	$4,735	$2,957
Gross unrealized depreciation	$(35,588)	$(12,816)	$(1,336)
Net unrealized investment appreciation on investments	$(24,632)	$(8,081)	$1,621

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to net mark to market gains/(losses) on foreign currency contracts and differences in the tax treatment of partnership investments and material modification of debt securities.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from return of capital distributions, and differences in the tax treatment of underlying fund investments. For the years ended December 31, 2019, 2018 and 2017, the Company reclassified $19,944, $1,736 and $(954), respectively, from total distributable earnings to common units.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	December 31, 2019	December 31, 2018	December 31, 2017
Net increase in members' capital resulting from operations	$56,666	$61,990	$30,866
Adjustments:
Net unrealized loss (gain) on investments and foreign currency forward contracts and translations	$17,793	$9,562	$(1,367)
Income not currently taxable	$(30)	$(2,406)	$—
Income for tax but not for book	$(19)	$130	$—
Expenses not currently deductable	$9,360	$11,961	$6,795
Expenses for tax but not for book	$—	$—	$—
Realized gain (loss) differences	$(1,001)	$155	$—
Taxable income net of capital loss carryforward	$82,769	$81,392	$36,294
Capital loss carryforward	$15,494	$—	$—
Taxable income(1)	$98,263	$81,392	$36,294

(1)	Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

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

12.	FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
Per Unit Data:(1)
NAV, beginning of period	$94.83	$97.05	$97.73	$100.00
Net investment income (loss)	9.55	10.78	9.16	1.67
Net realized and unrealized gains (losses)(2)	(3.73)	(1.21)	(0.17)	(2.54)
Income tax provision, realized and unrealized gains	(0.06)	(0.17)	—	—
Net increase (decrease) in net assets resulting from operations(2)	5.76	9.40	8.99	(0.87)
Distributions declared:
From net investment income	(9.77)	(11.26)	(9.67)	(1.40)
From return of capital	(4.61)	—	—	—
From capital gains	—	(0.36)	—	—
Total distributions declared	(14.38)	(11.62)	(9.67)	(1.40)
Total increase (decrease) in net assets	(8.62)	(2.22)	(0.68)	(2.27)
NAV, end of period	$86.21	$94.83	$97.05	$97.73
Units outstanding, end of period	10,185,396	8,515,171	5,023,428	2,142,978
Weighted average units outstanding	9,767,230	6,509,809	3,220,281	1,071,739
Total return based on NAV(3)	6.07%	9.69%	9.20%	(0.87)%
Ratio/Supplemental Data:
Members’ Capital, end of period	$878,133	$807,461	$487,506	$209,441
Ratio of net expenses to average Members’ Capital	6.85%	8.56%	7.65%	6.04%	(4)
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	1.96%	2.20%	2.56%	4.92%	(4)
Ratio of interest and other debt expenses to average Members’ Capital	3.82%	4.55%	3.22%	1.49%	(4)
Ratio of incentive fees to average Members’ Capital	1.07%	1.81%	1.87%	—%	(4)
Ratio of total expenses to average Members’ Capital	6.85%	8.56%	7.65%	6.41%	(4)
Ratio of net investment income (loss) to average Members’ Capital	10.39%	11.22%	9.40%	3.78%	(4)
Average debt outstanding	$551,244	$486,143	$195,699	$14,772
Average debt per unit(5)	$56.44	$74.68	$60.77	$13.78
Portfolio turnover	26%	20%	12%	—%

(1)

The per unit data was derived by using the weighted average units outstanding during the applicable period, except for distributions declared, which reflects the actual amount of distributions declared per unit for the applicable period.

(2)	The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.
(3)	Total return based on NAV is calculated as the change in NAV per unit during the period plus dividends declared per unit, divided by the beginning NAV per unit.
(4)	Annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.
(5)	Average debt per unit is calculated as average debt outstanding divided by the weighted average units outstanding during the applicable period.

13.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following are the quarterly results of operations for each quarter during the years indicated. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Investment income	$37,307	$38,331	$41,473	$37,726
Total expenses	15,128	15,180	15,604	15,614
Net investment income before taxes	22,179	23,151	25,869	22,112
Excise tax expense	—	(37)	37	—
Net investment income after taxes	22,179	23,188	25,832	22,112
Net realized and unrealized gains (losses)	(6,052)	(6,351)	(14,173)	(9,438)
(Provision) benefit for taxes on realized gain/loss on investments	—	—	182	—
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(191)	(151)	(360)	(111)
Net increase (decrease) in Members’ Capital resulting from operations	$15,936	$16,686	$11,481	$12,563
Net investment income per unit (basic and diluted)	$2.18	$2.29	$2.61	$2.51
Earnings per unit (basic and diluted)	$1.56	$1.65	$1.16	$1.42
Weighted average Units outstanding	10,185,396	10,134,067	9,904,133	8,826,360

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Investment income	$38,462	$32,330	$27,836	$25,138
Total expenses	15,996	13,846	12,229	11,496
Net investment income	22,466	18,484	15,607	13,642
Net realized and unrealized gains (losses)	(5,453)	(2,079)	(1,873)	2,277
(Provision) benefit for taxes on realized gain/loss on investments	—	—	2	(672)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(194)	(217)	—	—
Net increase (decrease) in Members’ Capital resulting from operations	$16,819	$16,188	$13,736	$15,247
Net investment income per unit (basic and diluted)	$2.76	$2.70	$2.67	$2.63
Earnings per unit (basic and diluted)	$2.07	$2.37	$2.35	$2.94
Weighted average Units outstanding	8,143,519	6,838,195	5,842,449	5,178,886

The sum of quarterly per Unit amounts may not equal per Unit amounts reported for the years indicated. This is due to changes in the number of weighted average Units outstanding and the effects of rounding for each period.

14.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Financial Condition date have been evaluated through the date the consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On February 19, 2020, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period January 1, 2020 through March 31, 2020, payable on or about April 27, 2020 to Unitholders of record as of April 3, 2020.

Goldman Sachs Private Middle Market Credit LLC—Tax Information (unaudited)

During the year ended December 31, 2019, Goldman Sachs Private Middle Market Credit LLC designated 94.47% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

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

g. Total Remuneration

Staff remuneration for the financial period ending December 31, 2019:

Total remuneration for the financial year ending 31 December 2019 paid by the AIFM to 39 staff in respect of the management of the assets of the Company	US $4,512,914, made up of: • US $1,281,953 fixed remuneration • US $3,230,961 variable remuneration
Which includes:
(a) Remuneration paid by the AIFM to senior management	US $1,702,657
(b) Remuneration paid by the AIFM to other staff members whose actions have a material impact on the risk profile of the Company	US $2,810,257

The remuneration figures above:

1.	relate to the proportion of time spent by those staff on the management of the assets of the Company;
2.	relate to the portion of the year for which the Company was subject to the Directive; and
3.	do not include figures for those staff whose activities may impact the Company but who provide services through other affiliates of the AIFM.

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

In respect of the period ended December 31, 2019, there have been no material changes to the information listed in Article 23 of the Directive.

V. Service Provider Not Previously Disclosed

Legal Counsel

Fried, Frank, Harris, Shriver & Jacobson LLP

1 New York Plaza

New York, NY 10004
USA

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Directors

Information regarding the members of the Board of Directors is as follows:

Name and Age (1)	Term of Office	Principal Occupation(s) During Past 5 Years	Other Directorships

Independent Directors

Jaime Ardila (64)	Chairman of the Board of Directors since January 2017; Director since April 2016

Mr. Ardila is retired. He is Director, Accenture plc (2013– Present) and Director, Nexa Resources (2019 – Present); and formerly was director of Ecopetrol (2016-2019); and held senior management positions with General Motors Company (an automobile manufacturer) (1984–1996 and 1998–2016), most recently as Executive Vice President, and President of General Motors’ South America region (2010–2016).

Chairman of the Board of Directors—the Company, GS BDC and GS PMMC II.

Accenture plc (a management consulting services company); Nexa Resources (an oil and gas company)

Ross J. Kari (61)	Director since April 2016

Mr. Kari is retired. He is Director, Summit Bank (2014-Present). Formerly, he was Executive Vice President and Chief Financial Officer, Federal Home Loan Mortgage Corporation (Freddie Mac) (2009–2013); and was a Member of the Board of Directors of KKR Financial Holdings, LLC (2007–2014).

Director—the Company, GS BDC and GS PMMC II.

None

Ann B. Lane (65)	Director since April 2016

Ms. Lane is retired. Formerly, she was Director, Dealertrack Technologies, Inc. (an automotive software solutions and services company) (2007– 2015); and Managing Director, Co–Head of Syndicated & Leveraged Finance and Head of Loan Syndications Capital Markets, JPMorgan Chase & Co. (a financial services company) (2000–2005).

Director—the Company, GS BDC and GS PMMC II.

None

Susan B. McGee (60)	Director since June 2018

Ms. McGee is retired. She formerly held senior management positions with U.S. Global Investors, Inc. (an investment management firm), including Chief Compliance Officer (2016–2018), President (1998–2018) and General Counsel (1997–2018). She was also formerly Vice President of the U.S. Global Investors Funds (2016–2018). She currently serves as a member of the Asset Management Advisory Committee (2019-Present).

Director—the Company, GS BDC and GS PMMC II.

None

Interested Directors*

Katherine (“Kaysie”) P. Uniacke (59)	Director since April 2016

Chair of the Board—Goldman Sachs Asset Management International (2013–Present); Director—Goldman Sachs Dublin and Luxembourg family of funds (2013–Present); Advisory Director—Goldman Sachs (2013–Present); Global Chief Operating Officer— GSAM (2007–2012); Partner, Goldman Sachs (2002–2012); and Managing Director— Goldman Sachs (1997–2002).

Director—the Company, GS BDC, GS PMMC II and GS MMLC. Chair of the Board—GS MMLC.

None

*

Ms. Uniacke is considered to be an “Interested Director” because she holds positions with Goldman Sachs and owns securities issued by Group Inc. Ms. Uniacke holds comparable positions with certain other companies of which Goldman Sachs, GSAM or an affiliate thereof is the investment adviser, administrator and/or distributor.

(1)	Each director may be contacted by writing the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

Executive Officers

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Brendan McGovern	48	Chief Executive Officer and President
Jon Yoder	46	Chief Operating Officer
Jonathan Lamm	45	Chief Financial Officer and Treasurer
Julien Yoo	48	Chief Compliance Officer
David Yu	38	Executive Vice President and Head of Research
Carmine Rossetti	41	Principal Accounting Officer
Jordan Walter	39	Executive Vice President
Michael Mastropaolo	40	Executive Vice President

The address for each director and executive officer is c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282. Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Biographical Information

Directors

Independent Directors:

Jaime Ardila. Mr. Ardila is retired. Mr. Ardila has served on the Board of Directors of the Company since April 2016 and as Chairman of the Board of Directors since January 2018. He also serves as a member and Chairman of the Board of Directors of GS BDC and GS PMMC II. Mr. Ardila is a member of the Board of Directors of Accenture plc, a management consulting services company, where he serves as Chair of the Finance Committee and a member of the Audit Committee, and as a member of the Board of Directors of Nexa Resources S.A., an oil and gas company. Previously, he was a member of the Board of Directors of Ecopetrol, an integrated oil company, where he served as Chair of the Audit Committee and a member of the Business Committee and the Corporate Governance and Sustainability Committee, from 2016 to 2019.  Mr. Ardila also worked for 29 years at General Motors Company, an automobile manufacturer, where he held several senior management positions, most recently as Executive Vice President of the company and President of General Motors’ South America region. Mr. Ardila joined General Motors in 1984. From 1996 to 1998, Mr. Ardila served as the managing director, Colombian Operations, of N M Rothschild & Sons Ltd, before rejoining General Motors in 1998. Based on the foregoing, Mr. Ardila is experienced with financial and investment matters.

Ross J. Kari. Mr. Kari is retired. Mr. Kari has served on the Board of Directors of the Company since April 2016. He also serves on the Board of Directors of GS BDC and GS PMMC II. Previously, Mr. Kari was Executive Vice President and Chief Financial Officer of Federal Home Loan Mortgage Corporation (Freddie Mac), where he worked for four years. Previously, he held senior management positions at SAFECO Corporation, a personal insurance company, Federal Home Loan Bank of San Francisco, and Wells Fargo & Company, where he began his career and worked for 19 years. Mr. Kari also serves as a Director and a member of the Audit Committee and ALCO Chairman of Summit Bank. Based on the foregoing, Mr. Kari is experienced with financial and investment matters.

Ann B. Lane. Ms. Lane is retired. Ms. Lane has served on the Board of Directors of the Company since April 2016. She also serves on the Board of Directors of GS BDC and GS PMMC II. Ms. Lane was a Director of Dealertrack Technologies,Inc., an automotive software solutions and services company, from 2007 to 2015. Previously, she worked for five years at JPMorgan Chase & Co., a financial services company, as a Managing Director and Co-Head of Syndicated & Leveraged Finance and Head of Loan Syndications Capital Markets. Prior to joining JPMorgan Chase & Co., Ms. Lane held several senior management positions at Citigroup, Inc., a financial services company, where she worked for 18 years. Based on the foregoing, Ms. Lane is experienced with financial and investment matters.

Susan B. McGee. Ms. McGee is retired. Ms. McGee has served on the Board of Directors of the Company since June 2018. She also serves on the Board of Directors of GS BDC and GS PMMC II. Ms. McGee worked for 26 years at U.S. Global Investors, Inc., an investment management firm, until June 2018, during which time she held several senior management positions, including President, General Counsel and Chief Compliance Officer. She has also been involved in the governance of the U.S. Global Investors Funds, serving as Vice President until June 2018. In addition, Ms. McGee serves on the Board of Governors of the Investment Company Institute and as Chairperson of the Investment Company Institute Small Funds Committee. She is also a member of the Board of Directors of the San Antonio Sports Foundation, a not-for-profit organization. Ms. McGee also serves as a member of the Asset Management Advisory Committee (2019-Present). Based on the foregoing, Ms. McGee is experienced with financial and investment matters.

Interested Directors:

Kaysie Uniacke. Ms. Uniacke is the chair of the board of Goldman Sachs Asset Management International; serves on the boards of the Goldman Sachs Luxembourg and Dublin family of funds, several GSAM-managed pooled vehicles organized in the Cayman Islands, and GS BDC, GS PMMC II and GS MMLC; and is an advisory director to Group Inc. Previously, she was global chief operating officer of GSAM’s portfolio management business until 2012 and served on the Investment Management Division Client and Business Standards Committee. Prior to this, she was president of Goldman Sachs Trust, the GS mutual fund family, and was head of the Fiduciary Management business within Global Manager Strategies, responsible for business development and client service globally. Earlier in her career, Ms. Uniacke managed GSAM’s U.S. and Canadian Distribution groups. In that capacity, she was responsible for overseeing all North American institutional and third-party sales channels, marketing and client service functions, for which client assets exceeded $200 billion. Before that, Ms. Uniacke was head of GSAM’s Global Cash Services business, where she was responsible for overseeing the management of assets exceeding $100 billion. Ms. Uniacke worked at Goldman Sachs from 1983 to 2012 where she was named managing director in 1997 and partner in 2002. Ms. Uniacke serves on the board of Person-to-Person, a non-profit organization that supports the working poor in lower Fairfield County, CT. Based on the foregoing, Ms. Uniacke is experienced with financial and investment matters.

Executive Officers who are not Directors:

Brendan McGovern. Mr. McGovern has served as our chief executive officer and president since April 2016. Mr. McGovern heads GSAM’s Private Credit Group, is chief executive officer and president of GS BDC, GS PMMC II and GS MMLC and also serves as co-head and senior portfolio manager of the GSAM Credit Alternatives portfolio management team. He is also the Chair and a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. McGovern joined the firm in 2006. Prior to joining the firm, Mr. McGovern served as a managing director in the Global Investment Group at Amaranth Advisors, where he co-headed the fund’s private placement efforts for both debt and equity linked products in the United States. He is also on the board of directors for the Oxalosis and Hyperoxaluria Foundation.

Jon Yoder. Mr. Yoder has served as our chief operating officer since April 2016. Mr. Yoder is chief operating officer of GS BDC, GS PMMC II and GS MMLC and a member of GSAM’s Private Credit Group with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Yoder joined the firm in 2005. Prior to joining the firm, he was a member of the mergers and acquisitions and private equity groups at Paul, Weiss, Rifkind, Wharton & Garrison, LLP.

Jonathan Lamm. Mr. Lamm has served as our chief financial officer and treasurer since April 2016. Mr. Lamm is also chief financial officer and treasurer of GS BDC, GS PMMC II and GS MMLC and chief operating officer of the GSAM Credit Alternatives portfolio management team, responsible for the operations of the business, including business financials, infrastructure support, and IT project management, as well as the continuous improvement of the control environment. Mr. Lamm is secretary and a non-voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. He joined the firm in 1999. Prior to joining the firm, Mr. Lamm worked in the securities audit practice at Deloitte & Touche, LLP.

Julien Yoo. Ms. Yoo is the chief compliance officer of the Company and has served in such capacity since June 2019. Ms. Yoo is the Managing Director of GSAM Compliance, Head of the U.S. Regulatory Committee Compliance team within GSAM Compliance, and Chief Compliance Officer of Goldman Sachs Trust, Goldman Sachs Variable Insurance Trust, Goldman Sachs Trust II, Goldman Sachs MLP Income Opportunities Fund, Goldman Sachs MLP and Energy Renaissance Fund, Goldman Sachs ETF Trust, Goldman Sachs Credit Income Fund and Goldman Sachs Real Estate Diversified Income Fund, GS BDC, GS PMMC II and GS MMLC. Ms. Yoo joined Goldman Sachs in 2013. Prior to joining Goldman Sachs, Ms. Yoo was a Vice President in the legal department of Morgan Stanley Investment Management. Prior to joining Morgan Stanley, she was an associate at Shearman & Sterling, LLP and at Swidler Berlin Shereff Friedman, LLP.

David Yu. Mr. Yu has served as an executive vice president and Head of Research of the Company since April 2016. Mr. Yu is executive vice president of GS BDC, PMMC II and GS MMLC and a member of the GSAM Private Credit Group with a focus on sourcing, structuring and executing privately negotiated debt financings and serves as its Head of Research. Mr. Yu is a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Yu joined the firm in 2006. Prior to joining the firm, Mr. Yu was an associate in the Global Investments Group at Amaranth Advisors, where he similarly worked with public and private issuers to structure and execute debt and equity financings. Prior to joining Amaranth, he worked in the Leveraged Finance and Sponsor Coverage Group at CIBC World Markets.

Carmine Rossetti. Mr. Rossetti has served as our principal accounting officer since May 2017. Mr. Rossetti is principal accounting officer of GS BDC, GS PMMC II and GS MMLC and head of the GSAM Hedge Fund and BDC Fund Controller teams. Mr. Rossetti is responsible for fund accounting and financial reporting oversight as well as the continuous improvement of the control environment. Mr. Rossetti joined Goldman Sachs & Co. LLC in 2004. Prior to joining Goldman Sachs & Co. LLC, he worked in the audit practice at Ernst & Young LLP.

Jordan Walter. Mr. Walter was appointed as an executive vice president of the Company in February 2018. Mr. Walter is executive vice president of GS BDC, GS PMMC II and GS MMLC and a member of the GSAM Credit Alternatives team with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Walter joined Goldman Sachs in 2014. Prior to joining the firm, Mr. Walter was a vice president at MCG Capital where he originated and managed middle market debt and equity investments. Prior to joining MCG Capital, Mr. Walter was in the Financial Management Program at GE Capital.

Michael Mastropaolo. Mr. Mastropaolo has served as an executive vice president of the Company since January 2019. Mr. Mastropaolo is also an executive vice president of GS BDC, GS PMMC II and GS MMLC and a member of the GSAM Credit Alternatives team with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Mastropaolo joined the firm in 2016. Prior to joining the firm, Mr. Mastropaolo was a Director at Golub Capital where he originated and managed middle market debt and equity investments. Mr. Mastropaolo has been investing in middle market credit for his entire career which started at General Electric in the Investment Analyst training program at GE Capital.

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

The Audit Committee held six formal meetings in 2019.

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

The Governance and Nominating Committee held three formal meetings in 2019.

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

The Compliance Committee held five formal meetings in 2019.

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

The Contract Review Committee had two formal meetings in 2019.

Code of Ethics

We have a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is discussed under “Business—Code of Ethics” and a copy of our Code of Ethics filed by reference as an exhibit to this annual report on Form 10-K.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to, among others, our Chief Executive Officer and Chief Financial Officer. We intend to disclose any material amendment to or waivers of required provisions of the Code of Business Conduct and Ethics on a current report on Form 8-K. Our Code of Business Conduct and Ethics is filed as an exhibit to this annual report on Form 10-K.

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

Compensation of Directors

For the fiscal year ended December 31, 2019, each Independent Director was compensated with an $80,000 annual fee for his or her services as a director. In addition, the Chair earned an annual fee of $24,000 and the director designated as “audit committee financial expert” received an additional $8,000 for their additional services in such capacities. The Independent Directors are also reimbursed for travel and other expenses incurred in connection with attending meetings.

In addition, we purchase liability insurance on behalf of our directors. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry.

	Total Compensation From the Company for Fiscal Year 2019(4)	Total Compensation From the Goldman Sachs Fund Complex for Fiscal Year 2019

Interested Director
Kaysie Uniacke (1)	–	–

Independent Directors
Jaime Ardila(2)	$104,000	$254,583
Ross Kari (3)	$88,000	$214,583
Ann B. Lane	$80,000	$194,583
Susan B. McGee	$80,000	$194,583

(1)	Kaysie Uniacke is an interested director and, as such, does not receive compensation from the Company or the Goldman Sachs Fund Complex for her service as director or trustee.
(2)	Includes compensation as Chair of the Board.
(3)	Includes compensation as audit committee financial expert.
(4)	The Company does not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from the Company.

No Compensation will be paid to directors who are “interested persons,” as that term is defined in the Investment Company Act.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 20, 2020, certain ownership information with respect to our Units for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding Units and all executive officers and directors, on an individual and group basis. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power over such Units.

Name and Address (1)	Type of Ownership	Number of Units Owned	Percentage
Interested Director
Kaysie Uniacke	Record/Beneficial	232	*

Independent Directors
Jaime Ardila	Record/Beneficial	464	*
Ross Kari	Record/Beneficial	1,856	*
Ann B. Lane	Record/Beneficial	1,392	*
Susan B. McGee	Record/Beneficial	–	*

Executive Officers
Brendan McGovern	Record/Beneficial	928	*
Jon Yoder	Record/Beneficial	464	*
Jonathan Lamm	Record/Beneficial	232	*
Julien Yoo	–	–	–
David Yu	Record/Beneficial	232	*
Carmine Rossetti	–	–	–
Jordan Walter	Record/Beneficial	–	*
Michael Mastropaolo	Record/Beneficial	–	*
All officers and directors as a group (13 persons)	Record/Beneficial	5,800	*

*	Amount rounds to less than 1%.
(1)	The business address for each of our officers and directors is c/o Goldman Sachs Private Middle Market Credit LLC, 200 West Street New York, New York 10282.

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

For the year ended December 31, 2019, we paid GSAM a total of $13.11 million in fees pursuant to the Investment Advisory Agreement.

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

Co-Investment Opportunities

The Company may co-invest, on a concurrent basis with other funds managed by GSAM and its affiliates, but not if such co-investment is impermissible under existing regulatory guidance, applicable regulations or GSAM’s allocation procedures. Certain types of negotiated co-investments by us and other funds managed by GSAM and its affiliates may be made only pursuant to an order from the SEC permitting us to do so. In January 2017, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS BDC, GS MMLC and GS PMMC II), each of whose investment adviser is GSAM, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2019 and 2018 were $370,000 and $342,000, respectively.

Fees included in the audit fees category are those associated with the annual audits of financial statements, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by PricewaterhouseCoopers LLP for the years ended December 31, 2019 and 2018.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2019 and 2018 were $1,200,400 and $1,133,433, respectively. These amounts represent fees PricewaterhouseCoopers LLP billed to GSAM for services related to the SSAE 18 report.

Tax Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for services rendered to the Company for tax compliance, tax advice and tax planning for the years ended December 31, 2019 and 2018 were $0 and $58,000, respectively.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2019 and 2018.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees,” and “Tax Fees” above, for the years ended December 31, 2019 and 2018.

Other than services reported under “Audit-Related Fees,” no other fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2019 and 2018.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Company’s investment adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the years ended December 31, 2019 and 2018. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

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

PART IV.

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 69 of this annual report on Form 10-K.
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

4.1*	Description of Securities.

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

EXHIBIT NO.	EXHIBIT
10.7.3

Letter Agreement, dated as of November  13, 2018, among Goldman Sachs Private Middle Market Credit SPV LLC, as borrower, Goldman Sachs Private Middle Market Credit LLC, the lenders party thereto, State Street Bank and Trust Company, as collateral agent, collateral administrator and securities intermediary and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.7.3 to the Company’s Annual Report on Form 10-K (File No. 000-55660), filed on February 28, 2019).

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

10.7.5

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

14.1*	Code of Ethics of the Registrant.

14.2*	Code of Business Conduct and Ethics

21.1*	Subsidiaries of Goldman Sachs Private Middle Market Credit LLC.

24.1*	Power of attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2020	GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

/s/ Brendan McGovern
Name: Brendan McGovern
Title: Chief Executive Officer and President

Each person whose signature appears below constitutes and appoints Brendan McGovern, Jonathan Lamm and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2019, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2020.

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