Form 10-Q
period 2020-03-31
Goldman Sachs Private Middle Market Credit LLC
filed 2020-05-15
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of the registrant’s limited liability company common units outstanding as of May 15, 2020 was 10,687,877.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ, from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	the impact of the novel coronavirus (“COVID-19”) pandemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the current COVID-19 pandemic;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, including the effect of the current COVID-19 pandemic;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	changes in interest rates, including the decommissioning of London InterBank Offered Rate (“LIBOR”);
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•	the ability of the Investment Adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•	currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,368,698 and $1,389,030)	$1,261,742	$1,358,034
Non-controlled affiliated investments (cost of $38,330 and $38,303)	43,005	42,477
Investments in affiliated money market fund (cost of $73,591 and $22,297)	73,591	22,297
Cash	20,089	17,681
Receivable for investments sold	10,247	112
Receivable for common units sold	992	—
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	6,366	6,199
Deferred financing costs	2,703	3,113
Unrealized appreciation on foreign currency forward contracts	133	45
Other assets	292	123
Total assets	$1,419,160	$1,450,081
Liabilities
Debt	$511,031	$511,988
Interest and other debt expenses payable	6,855	7,283
Management fees payable	3,278	3,395
Incentive fees payable	—	26,747
Distribution payable	—	20,368
Directors’ fees payable	61	—
Accrued expenses and other liabilities	2,380	2,167
Total liabilities	$523,605	$571,948
Commitments and Contingencies (Note 8)
Members’ Capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (10,687,877 and 10,185,396 units issued and outstanding as of March 31, 2020 and December 31, 2019)	1,009,924	966,027
Distributable earnings	(114,369)	(87,894)
TOTAL MEMBERS’ CAPITAL	$895,555	$878,133
TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,419,160	$1,450,081
Net asset value per unit	$83.79	$86.21

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$32,471	$36,443
Other income	248	483
Total investment income from non-controlled/non-affiliated investments	32,719	36,926
From non-controlled affiliated investments:
Interest income	634	705
Dividend income	78	88
Other income	6	7
Total investment income from non-controlled affiliated investments	718	800
Total investment income	$33,437	$37,726
Expenses:
Interest and other debt expenses	$8,248	$9,180
Management fees	3,278	3,221
Incentive fees	(26,747)	2,397
Professional fees	296	317
Administration, custodian and transfer agent fees	291	299
Directors’ fees	61	90
Other expenses	190	110
Total expenses	$(14,383)	$15,614
NET INVESTMENT INCOME	$47,820	$22,112

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$1	$(2)
Foreign currency forward contracts	33	10
Foreign currency transactions	(5)	1
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(75,960)	(11,200)
Non-controlled affiliated investments	501	442
Foreign currency forward contracts	88	94
Foreign currency translations	943	1,217
Net realized and unrealized gains (losses)	$(74,399)	$(9,438)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	104	(111)
NET INCREASE (DECREASE) IN MEMBERS’ CAPITAL RESULTING FROM OPERATIONS	$(26,475)	$12,563
Weighted average units outstanding	10,213,005	8,826,360
Net investment income per unit (basic and diluted)	$4.68	$2.51
Earnings (loss) per unit (basic and diluted)	$(2.59)	$1.42

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Members’ Capital at beginning of period	$878,133	$807,461
Increase (decrease) in Members’ Capital resulting from operations:
Net investment income	$47,820	$22,112
Net realized gain (loss)	29	9
Net change in unrealized appreciation (depreciation)	(74,428)	(9,447)
(Provision) benefit for unrealized appreciation/depreciation on investments	104	(111)
Net increase (decrease) in Members’ Capital resulting from operations	$(26,475)	$12,563
Distributions to Unitholders from:
Distributable earnings	$—	$(24,442)
Total distributions to Unitholders	$—	$(24,442)
Capital transactions:
Issuance of units	$43,897	$109,743
Net increase in Members’ Capital resulting from capital transactions	$43,897	$109,743
TOTAL INCREASE (DECREASE) IN MEMBERS’ CAPITAL	$17,422	$97,864
Members’ Capital at end of period	$895,555	$905,325
Distributions declared per unit	$—	$2.53

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations:	$(26,475)	$12,563
Adjustments to reconcile net increase (decrease) in Members’ Capital resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(20,028)	(135,632)
Payment-in-kind capitalized	(435)	(306)
Investments in affiliated money market fund, net	(51,294)	(11,501)
Proceeds from sales of investments and principal repayments	42,352	55,213
Net realized (gain) loss	2	2
Net change in unrealized (appreciation) depreciation on investments	75,459	10,758
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(67)	(82)
Amortization of premium and accretion of discount, net	(1,586)	(1,732)
Amortization of deferred financing costs	410	469
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(10,135)	(18)
(Increase) decrease in receivable for common units sold	(992)	(3,701)
(Increase) decrease in interest and dividends receivable	(167)	(1,089)
(Increase) decrease in other assets	(169)	121
Increase (decrease) in interest and other debt expenses payable	(428)	1,006
Increase (decrease) in management fees payable	(117)	311
Increase (decrease) in incentive fees payable	(26,747)	2,397
Increase (decrease) in directors’ fees payable	61	90
Increase (decrease) in accrued expenses and other liabilities	213	308
Net cash provided by (used for) operating activities	$(20,143)	$(70,823)
Cash flows from financing activities:
Proceeds from issuance of common units	$43,897	$109,743
Distributions paid	(20,368)	(25,500)
Financing costs paid	—	(840)
Borrowings on debt	(957)	104,828
Repayments of debt	—	(113,000)
Net cash provided by (used for) financing activities	$22,572	$75,231
Net increase (decrease) in cash	2,429	4,408
Effect of foreign exchange rate changes on cash and cash equivalents	(21)	(12)
Cash, beginning of period	17,681	25,548
Cash, end of period	$20,089	$29,944
Supplemental and non-cash activities
Interest expense paid	$7,089	$7,533
Accrued but unpaid deferred financing and debt issuance costs	$—	$109
Accrued but unpaid distributions	$—	$24,442

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2020

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Investments at Fair Value - 145.70% #

1st Lien/Senior Secured Debt - 90.99%
Accuity Delivery Systems, LLC^ (1) (2) (3)	Health Care Providers & Services	8.00%	L + 7.00%; 1.00% Floor	06/13/2023	$15,350	$15,031	$15,503
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	8.91%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	20,619	20,427	19,124
Associations, Inc.(1) (2) (3) (4)	Real Estate Management & Development	8.91%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	4,524	3,198	2,912
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	8.00%	L + 6.00%; 1.00% Floor	07/30/2024	886	878	822
Brillio, LLC(1) (2) (3)	IT Services	5.75%	L + 4.75%; 1.00% Floor	02/06/2025	6,938	6,879	6,556
Brillio, LLC(1) (3) (4)	IT Services	5.75%	L + 4.75%; 1.00% Floor	02/06/2025	2,330	1,165	1,037
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology	9.19%	L + 7.50%; 1.00% Floor	05/15/2023	31,875	31,443	30,281
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology	9.15%	L + 7.50%; 1.00% Floor	05/15/2023	4,781	4,711	4,542
Businessolver.com, Inc.(1) (2) (3) (4)	Health Care Technology		L + 7.50%; 1.00% Floor	05/15/2023	3,984	(51)	(199)
Collaborative Imaging, LLC (dba Texas Radiology Associates)^^^ (1) (2) (3)	Health Care Providers & Services	8.12%	L + 6.50%; 1.00% Floor	03/28/2025	13,400	13,245	12,964
CorePower Yoga LLC(1) (2)	Diversified Consumer Services	5.47%	L + 4.50%	05/14/2025	15,701	15,494	14,131
CorePower Yoga LLC(1) (2) (4)	Diversified Consumer Services		L + 4.50%	05/14/2025	250	(3)	(25)
CorePower Yoga LLC(1) (2) (4)	Diversified Consumer Services		L + 4.75%	05/14/2025	1,070	(14)	(107)
Datacor Holdings, Inc.(2) (3)	Chemicals	9.50%		08/12/2022	13,693	13,566	13,351
Datacor Holdings, Inc.(3)	Chemicals	9.50%		08/12/2022	1,200	1,180	1,170
DDS USA Holding, Inc.(1) (2) (3)	Health Care Equipment & Supplies	6.13%	L + 4.75%; 1.00% Floor	06/30/2022	5,716	5,698	5,516
DDS USA Holding, Inc.(1) (2) (3)	Health Care Equipment & Supplies	6.13%	L + 4.75%; 1.00% Floor	06/30/2022	5,405	5,387	5,216
DDS USA Holding, Inc.(1) (2) (3)	Health Care Equipment & Supplies	7.00%	P + 3.75%; 1.00% Floor	06/30/2022	1,625	1,620	1,568
Diligent Corporation(1) (2) (3)	Professional Services	7.42%	L + 5.50%; 1.00% Floor	04/14/2022	€24,140	27,726	26,358
Diligent Corporation(1) (2) (3)	Professional Services	6.93%	L + 5.50%; 1.00% Floor	04/14/2022	5,774	5,728	5,716
Diligent Corporation(1) (2) (3)	Professional Services	7.42%	L + 5.50%; 1.00% Floor	04/14/2022	2,223	2,206	2,201
Diligent Corporation(1) (2) (3) (4)	Professional Services	6.92%	L + 5.50%; 1.00% Floor	04/14/2022	1,900	1,645	1,653
Diligent Corporation(1) (2) (3)	Professional Services	6.57%	L + 5.50%; 1.00% Floor	04/14/2022	765	758	757
Diligent Corporation(1) (2) (3)	Professional Services	7.42%	L + 5.50%; 1.00% Floor	04/14/2022	370	367	366
Diligent Corporation(1) (2) (3) (4)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	6,448	(50)	(65)
DocuTAP, Inc.(1) (2) (3)	Health Care Technology	6.50%	L + 5.50%; 1.00% Floor	05/12/2025	37,121	36,306	35,543
Empirix, Inc.(1) (2) (3)	Diversified Telecommunication Services	7.71%	L + 6.25%; 1.00% Floor	09/25/2024	33,292	32,831	29,297
Empirix, Inc.(1) (2) (3)	Diversified Telecommunication Services	7.63%	L + 6.25%; 1.00% Floor	09/25/2023	1,900	1,877	1,672
Fenergo Finance 3 Limited(1) (2) (3) (5)	Diversified Financial Services	7.70%	L + 6.25%; 1.00% Floor	09/05/2024	€26,900	30,835	28,259
Fenergo Finance 3 Limited(1) (2) (3) (4) (5)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,785	(23)	(85)
Fenergo Finance 3 Limited(1) (2) (3) (4) (5)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€2,300	(35)	(121)
FWR Holding Corporation (dba First Watch Restaurants)(2) (3)	Hotels, Restaurants & Leisure	6.77%	L + 5.50%; 1.00% Floor	08/21/2023	13,329	13,122	12,563
FWR Holding Corporation (dba First Watch Restaurants)(2) (3)	Hotels, Restaurants & Leisure	6.77%	L + 5.50%; 1.00% Floor	08/21/2023	2,663	2,623	2,510
FWR Holding Corporation (dba First Watch Restaurants)(2) (3)	Hotels, Restaurants & Leisure	6.77%	L + 5.50%; 1.00% Floor	08/21/2023	1,684	1,658	1,587
FWR Holding Corporation (dba First Watch Restaurants)(2) (3) (4)	Hotels, Restaurants & Leisure	6.77%	L + 5.50%; 1.00% Floor	08/21/2023	1,764	1,164	1,089
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services	6.86%	L + 5.50%; 1.00% Floor	09/04/2024	15,125	14,888	14,368
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services	6.95%	L + 5.50%; 1.00% Floor	09/04/2024	7,656	7,534	7,274
Gastro Health Holdco, LLC(1) (3)	Health Care Providers & Services	7.71%	L + 5.50%; 1.00% Floor	09/04/2024	7,340	7,239	6,973
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services	6.95%	L + 5.50%; 1.00% Floor	09/04/2023	3,100	3,057	2,945

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2020 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Gastro Health Holdco, LLC(1) (3) (4)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	09/04/2024	$7,700	$(60)	$(385)
GlobalTranz Enterprises, Inc.(1) (2)	Road & Rail	5.93%	L + 5.00%	05/15/2026	12,104	11,885	8,563
Granicus, Inc.(1) (2)	Software	5.75%	L + 4.75%; 1.00% Floor	09/07/2022	15,472	15,357	14,544
Hygiena Borrower LLC(2)	Life Sciences Tools & Services	5.45%	L + 4.00%; 1.00% Floor	08/26/2022	5,615	5,564	5,334
Hygiena Borrower LLC(2) (4)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	580	(5)	(29)
Hygiena Borrower LLC(2) (4)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	863	(4)	(43)
iCIMS, Inc.(1) (2) (3)	Software	7.50%	L + 6.50%; 1.00% Floor	09/12/2024	45,158	44,448	43,013
iCIMS, Inc.(1) (3)	Software	7.50%	L + 6.50%; 1.00% Floor	09/12/2024	8,317	8,171	7,921
iCIMS, Inc.(1) (3) (4)	Software		L + 6.50%; 1.00% Floor	09/12/2024	2,822	(42)	(134)
Integral Ad Science, Inc.(1) (2) (3)	Interactive Media & Services	8.25%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	38,862	38,273	37,405
Integral Ad Science, Inc.(1) (2) (3) (4)	Interactive Media & Services		L + 6.00%; 1.00% Floor	07/19/2023	2,741	(36)	(103)
Internet Truckstop Group, LLC (dba Truckstop)(1) (2) (3)	Transportation Infrastructure	6.96%	L + 5.50%; 1.00% Floor	04/02/2025	34,241	33,504	32,872
Internet Truckstop Group, LLC (dba Truckstop)(1) (2) (3) (4)	Transportation Infrastructure		L + 5.50%; 1.00% Floor	04/02/2025	2,800	(59)	(112)
Lithium Technologies, Inc.(1) (2) (3)	Interactive Media & Services	9.00%	L + 8.00%; 1.00% Floor	10/03/2022	58,727	57,904	55,644
Lithium Technologies, Inc.(1) (2) (3) (4)	Interactive Media & Services		L + 8.00%; 1.00% Floor	10/03/2022	4,046	(51)	(212)
Mailgun Technologies, Inc.(1) (2) (3)	Interactive Media & Services	7.08%	L + 6.00%; 1.00% Floor	03/26/2025	20,176	19,829	19,168
Mailgun Technologies, Inc.(1) (2) (3) (4)	Interactive Media & Services		L + 6.00%; 1.00% Floor	03/26/2025	2,370	1	(119)
Midwest Transport, Inc.(1) (2) (3)	Road & Rail	8.07%	L + 7.00%; 1.00% Floor	10/02/2023	17,760	17,628	17,405
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2) (3)	Health Care Technology	7.28%	L + 5.50%; 1.00% Floor	11/15/2024	31,239	30,715	30,145
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (3) (4)	Health Care Technology	7.59%	L + 5.50%; 1.00% Floor	11/15/2024	4,788	3,946	3,854
Netvoyage Corporation (dba NetDocuments)(1) (2) (3)	Software	8.83%	L + 7.75%; 1.00% Floor	03/22/2024	13,556	13,383	12,912
Netvoyage Corporation (dba NetDocuments)(1) (2) (3)	Software	8.83%	L + 7.75%; 1.00% Floor	03/24/2022	890	873	848
Netvoyage Corporation (dba NetDocuments)(1) (2) (3) (4)	Software		L + 7.75%; 1.00% Floor	03/24/2022	1,044	(8)	(50)
Picture Head Midco LLC(1) (2) (3)	Entertainment	7.75%	L + 6.75%; 1.00% Floor	08/31/2023	29,119	28,667	26,352
Power Stop, LLC(1) (2)	Auto Components	5.95%	L + 4.50%	10/19/2025	11,356	11,333	10,221
SF Home Décor, LLC (dba SureFit Home Décor)(1) (2) (3)	Household Products	11.21%	L + 9.75%; 1.00% Floor	07/13/2022	27,848	27,290	25,620
Shopatron, LLC (dba Kibo)(1) (3)	Internet & Direct Marketing Retail	9.08%	L + 8.00%; 1.00% Floor	12/18/2020	9,342	9,223	9,108
Shopatron, LLC (dba Kibo)(1) (3) (6)	Internet & Direct Marketing Retail	9.08%	L + 8.00%; 1.00% Floor	12/18/2020	2,880	2,862	2,808
SPay, Inc. (dba Stack Sports)(1) (2) (3)	Interactive Media & Services	6.82%	L + 5.75%; 1.00% Floor	06/17/2024	15,548	15,316	13,954
SPay, Inc. (dba Stack Sports)(1) (2) (3) (4)	Interactive Media & Services	6.75%	L + 5.75%; 1.00% Floor	06/17/2024	1,730	1,128	976
SPay, Inc. (dba Stack Sports)(1) (2) (3)	Interactive Media & Services	7.63%	L + 5.75%; 1.00% Floor	06/17/2024	575	571	516
Viant Medical Holdings, Inc.(1) (2) (3)	Health Care Equipment & Supplies	7.70%	L + 6.25%; 1.00% Floor	07/02/2025	19,559	19,244	17,114
VRC Companies, LLC (dba Vital Records Control)(1)(2)	Commercial Services & Supplies	7.95%	L + 6.50%; 1.00% Floor	03/31/2023	10,577	10,503	10,365
VRC Companies, LLC (dba Vital Records Control)(1)(2)	Commercial Services & Supplies	7.95%	L + 6.50%; 1.00% Floor	03/31/2022	264	262	259
Wine.com, LLC(1) (2) (3)	Beverages	8.93%	L + 7.00%; 1.00% Floor	11/14/2024	9,600	9,443	9,216
Wrike, Inc.(1) (2) (3)	Professional Services	7.83%	L + 6.75%; 1.00% Floor	12/31/2024	34,190	33,599	33,165
Wrike, Inc.(1) (2) (3) (4)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	2,400	(38)	(72)
Xactly Corporation(1) (2) (3)	IT Services	8.25%	L + 7.25%; 1.00% Floor	07/29/2022	40,879	40,411	39,448
Xactly Corporation(1) (2) (3) (4)	IT Services		L + 7.25%; 1.00% Floor	07/29/2022	2,554	(24)	(89)
Yasso, Inc.(1) (2) (3)	Food Products	8.82%	L + 7.75%; 1.00% Floor	03/23/2022	12,756	12,641	12,246
Total 1st Lien/Senior Secured Debt						854,957	814,870

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2020 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
1st Lien/Last-Out Unitranche (7) - 13.65%
Doxim, Inc.(1) (2) (3)	Diversified Financial Services	7.45%	L + 6.00%; 1.00% Floor	02/28/2024	$30,800	$30,090	$28,798
Doxim, Inc.(1) (2) (3)	Diversified Financial Services	7.00%	L + 6.00%; 1.00% Floor	02/28/2024	23,822	23,287	22,274
RugsUSA, LLC(1) (2) (3)	Household Products	7.96%	L + 6.50%; 1.00% Floor	04/30/2023	8,830	8,771	8,521
Smarsh, Inc.(1) (2) (3)	Interactive Media & Services	8.88%	L + 7.88%; 1.00% Floor	03/31/2021	55,928	55,580	54,250
Vantage Mobility International, LLC(2) (3)	Health Care Equipment & Supplies	7.00%	L + 6.00% PIK; 1.00% Floor	06/30/2023	10,684	10,683	8,547
Vantage Mobility International, LLC(2) (3) (4)	Health Care Equipment & Supplies		L + 6.00%; 1.00% Floor	06/30/2023	717	—	(144)
Total 1st Lien/Last-Out Unitranche						128,411	122,246

2nd Lien/Senior Secured Debt - 37.50%
American Dental Partners, Inc.(1) (2) (3)	Health Care Providers & Services	9.95%	L + 8.50%; 1.00% Floor	09/25/2023	9,180	9,039	8,308
Chase Industries, Inc. (dba Senneca Holdings)(1) (2) (3)	Building Products	11.21%	L + 9.50% (incl. 1.50% PIK); 1.00% Floor	05/11/2026	25,700	25,058	21,845
DiscoverOrg, LLC(1) (2)	Software	10.08%	L + 8.50%	02/01/2027	15,400	15,191	13,860
ERC Finance, LLC (dba Eating Recovery Center)(1) (2) (3)	Health Care Providers & Services	9.22%	L + 8.22%; 1.00% Floor	09/22/2025	29,800	29,287	28,235
Genesis Acquisition Co. (dba ProCare Software)(1) (2) (3)	Diversified Financial Services	9.41%	L + 7.50%	07/31/2025	10,500	10,285	9,424
Genesis Acquisition Co. (dba ProCare Software)(1) (2) (3) (4)	Diversified Financial Services		L + 7.50%	07/31/2025	2,700	(26)	(277)
Hygiena Borrower LLC(2) (3)	Life Sciences Tools & Services	9.20%	L + 7.75%; 1.00% Floor	08/26/2023	2,810	2,770	2,592
Hygiena Borrower LLC(2) (3) (4)	Life Sciences Tools & Services	9.20%	L + 7.75%; 1.00% Floor	08/26/2023	1,030	139	67
ICP Industrial, Inc.(1) (2) (3)	Chemicals	9.25%	L + 8.25%; 1.00% Floor	05/03/2024	30,700	30,163	28,858
Intelligent Medical Objects, Inc.(1) (2) (3)	Health Care Technology	10.43%	L + 8.50%; 1.00% Floor	12/22/2024	23,100	22,655	21,772
Market Track, LLC(1) (2) (3)	Media	9.53%	L + 7.75%; 1.00% Floor	06/05/2025	32,800	32,080	30,586
National Spine and Pain Centers, LLC(1) (2) (3)	Health Care Providers & Services	9.25%	L + 8.25%; 1.00% Floor	12/02/2024	28,500	27,895	25,151
Odyssey Logistics & Technology Corporation(1) (2)	Road & Rail	9.07%	L + 8.00%; 1.00% Floor	10/12/2025	28,152	27,657	19,518
Recipe Acquisition Corp. (dba Roland Foods)(2) (3)	Food Products	9.45%	L + 8.00%; 1.00% Floor	12/01/2022	20,000	19,768	19,250
SMB Shipping Logistics, LLC (dba Worldwide Express)(1) (2) (3)	Air Freight & Logistics	9.70%	L + 8.00%; 1.00% Floor	02/03/2025	33,333	32,902	29,917
Spectrum Plastics Group, Inc.(1) (2)	Containers & Packaging	8.07%	L + 7.00%	01/31/2026	9,975	9,936	6,567
USRP Holdings, Inc. (dba U.S. Retirement Partners)(1)(2)(3)	Insurance	10.53%	L + 8.75%; 1.00% Floor	09/29/2025	10,300	10,197	9,270
USRP Holdings, Inc. (dba U.S. Retirement Partners)(1)(2)(3)	Insurance	10.39%	L + 8.75%; 1.00% Floor	09/29/2025	1,716	1,700	1,544
Xcellence, Inc. (dba Xact Data Discovery)(1) (2) (3)	IT Services	10.02%	L + 8.75%; 1.00% Floor	06/22/2024	27,900	27,356	25,180
YI, LLC (dba Young Innovations)(1) (2) (3)	Health Care Equipment & Supplies	8.82%	L + 7.75%; 1.00% Floor	11/07/2025	22,903	22,369	19,868
Zep Inc.(1) (2)	Chemicals	9.32%	L + 8.25%; 1.00% Floor	08/11/2025	35,700	35,022	14,280
Total 2nd Lien/Senior Secured Debt						391,443	335,815

Unsecured Debt - 0.53%
Recipe Acquisition Corp. (dba Roland Foods)(3)	Food Products	13.25% PIK		12/21/2022	4,938	4,901	4,741
Total Unsecured Debt						4,901	4,741

Investment	Industry	Interest Rate			Par Amount/ Shares (++)	Cost	Fair Value
Preferred Stock - 1.53%
Accuity Delivery Systems, LLC^ (1) (3) (8) (9)	Health Care Providers & Services				145,695	$4,800	$8,639
Recipe Acquisition Corp. (dba Roland Foods)(3) (8) (9)	Food Products	11.00% PIK			1,600	1,496	2,088
Vantage Mobility International, LLC(3) (8) (9)	Health Care Equipment & Supplies				11,486,738	6,010	—
Wine.com, LLC(1) (3) (8) (9)	Beverages				337,425	2,900	2,966
Total Preferred Stock						15,206	13,693

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2020 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment	Industry	Interest Rate	Par Amount/ Shares (++)	Cost	Fair Value
Common Stock - 1.49%
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B^^^ (1) (3) (9)	Health Care Providers & Services		12,370	$1,668	$2,131
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) – Performance Units^^^ (1) (3) (5) (8) (9)	Health Care Providers & Services		11,675	232	415
Country Fresh Holding Company Inc.(1) (3) (8) (9)	Food Products		986	1,232	337
Elah Holdings, Inc.^ (1) (3) (8) (9)	Capital Markets		69,386	3,354	3,353
National Spine and Pain Centers, LLC(1) (3) (8) (9)	Health Care Providers & Services		900	900	121
Vantage Mobility International, LLC(3) (8) (9)	Health Care Equipment & Supplies		5,371,684	—	—
Wrike, Inc.(1) (3) (8) (9)	Professional Services		5,247,296	3,260	6,297
Yasso, Inc.(1) (3) (8) (9)	Food Products		1,360	1,360	681
Total Common Stock				12,006	13,335

Portfolio Company	Industry		Units	Cost	Fair Value
Warrants - 0.01%
Recipe Acquisition Corp. (dba Roland Foods)(3) (9)	Food Products		44	$104	$47
Total Warrants				104	47

		Yield	Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund - 8.21%#
Goldman Sachs Financial Square Government Fund - Institutional Shares^^^		0.34%(10)	73,590,581	$73,591	$73,591
Total Investments in Affiliated Money Market Fund				73,591	73,591

TOTAL INVESTMENTS - 153.91%				$1,480,619	$1,378,338

LIABILITIES IN EXCESS OF OTHER ASSETS - (53.91%)					$(482,783)

NET ASSETS - 100.00%					$895,555

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR ("L") or alternate base rate (commonly based on the Prime Rate ("P")), at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of March 31, 2020, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 1.00%, 1.18%, 1.45%, 1.26%, 0.99% and 0.50%, respectively. As of March 31, 2020, P was 3.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2020.

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
(4)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 8 "Commitments and Contingencies".

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2020 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(5)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2020, the aggregate fair value of these securities is $28,468 or 2.00% of the Company's total assets.

(6)	The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 "Significant Accounting Policies".
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
(9)

Securities exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2020, the aggregate fair value of these securities is $27,075 or 3.02% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC - Preferred Stock	06/13/2018
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B - Common Stock	03/30/2018
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units - Common Stock	03/30/2018
Country Fresh Holding Company Inc. - Common Stock	04/29/2019
Elah Holdings, Inc. - Common Stock	05/09/2018
National Spine and Pain Centers, LLC - Common Stock	06/02/2017
Recipe Acquisition Corp. (dba Roland Foods) - Preferred Stock	12/22/2016
Recipe Acquisition Corp. (dba Roland Foods) - Warrants	12/22/2016
Vantage Mobility International, LLC - Common Stock	05/23/2019
Vantage Mobility International, LLC - Preferred Stock	05/23/2019
Wine.com, LLC - Preferred Stock	11/14/2018
Wrike, Inc. - Common Stock	12/31/2018
Yasso, Inc. - Common Stock	03/23/2017

(10)	The rate shown is the annualized seven-day yield as of March 31, 2020.

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 271	EUR 244	04/06/2020	$2
Bank of America, N.A.	USD 479	EUR 393	04/06/2020	46
Bank of America, N.A.	USD 254	EUR 228	07/06/2020	2
Bank of America, N.A.	USD 480	EUR 390	07/06/2020	48
Bank of America, N.A.	USD 589	EUR 526	10/05/2020	6
Bank of America, N.A.	USD 575	EUR 510	01/05/2021	7
Bank of America, N.A.	USD 563	EUR 498	04/06/2021	8
Bank of America, N.A.	USD 560	EUR 492	07/06/2021	9
Bank of America, N.A.	USD 327	EUR 287	10/05/2021	5
				$133

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

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except unit and per unit amounts)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
Gastro Health Holdco, LLC(1) (2) (3) (4)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	09/04/2023	$3,100	$(46)	$(46)
Gastro Health Holdco, LLC(1) (3) (4)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	09/04/2024	7,700	(63)	(116)
GlobalTranz Enterprises, Inc.(1) (2)	Road & Rail	6.79%	L + 5.00%	05/15/2026	12,134	11,907	11,042
GlobalTranz Enterprises, Inc.(1)(2) (4)	Road & Rail		L + 5.00%	05/15/2026	3,147	—	(283)
Granicus, Inc.(1) (2)	Software	6.69%	L + 4.75%; 1.00% Floor	09/07/2022	15,512	15,386	15,357
Hygiena Borrower LLC(2)	Life Sciences Tools & Services	5.94%	L + 4.00%; 1.00% Floor	08/26/2022	5,630	5,573	5,517
Hygiena Borrower LLC(2) (4)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	580	(6)	(12)
Hygiena Borrower LLC(2) (4)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	863	(4)	(17)
iCIMS, Inc.(1) (2) (3)	Software	8.29%	L + 6.50%; 1.00% Floor	09/12/2024	45,158	44,414	44,367
iCIMS, Inc.(1) (3)	Software	8.29%	L + 6.50%; 1.00% Floor	09/12/2024	8,317	8,164	8,171
iCIMS, Inc.(1) (3) (4)	Software		L + 6.50%; 1.00% Floor	09/12/2024	2,822	(44)	(49)
Integral Ad Science, Inc.(1) (2) (3)	Interactive Media & Services	9.05%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	38,740	38,121	38,158
Integral Ad Science, Inc.(1) (2) (3) (4)	Interactive Media & Services		L + 6.00%; 1.00% Floor	07/19/2023	2,741	(39)	(41)
Internet Truckstop Group, LLC (dba Truckstop)(1) (2) (3)	Transportation Infrastructure	6.95%	L + 5.00%; 1.00% Floor	04/02/2025	34,328	33,558	33,813
Internet Truckstop Group, LLC (dba Truckstop)(1) (2) (3) (4)	Transportation Infrastructure		L + 5.00%; 1.00% Floor	04/02/2025	2,800	(61)	(42)
Lithium Technologies, Inc.(1) (2) (3)	Interactive Media & Services	10.04%	L + 8.00%; 1.00% Floor	10/03/2022	58,727	57,833	57,846
Lithium Technologies, Inc.(1) (2) (3) (4)	Interactive Media & Services		L + 8.00%; 1.00% Floor	10/03/2022	4,046	(56)	(61)
Mailgun Technologies, Inc.(1) (2) (3)	Interactive Media & Services	6.95%	L + 5.00%; 1.00% Floor	03/26/2025	20,227	19,864	19,873
Mailgun Technologies, Inc.(1) (2) (3) (4)	Interactive Media & Services		L + 5.00%; 1.00% Floor	03/26/2025	2,370	1	(41)
Midwest Transport, Inc.(1) (2) (3)	Road & Rail	9.06%	L + 7.00%; 1.00% Floor	10/02/2023	18,000	17,858	17,820
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2) (3)	Health Care Technology	7.43%	L + 5.50%; 1.00% Floor	11/15/2024	31,318	30,769	30,769
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (3) (4)	Health Care Technology	7.44%	L + 5.50%; 1.00% Floor	11/15/2024	4,788	1,262	1,257
Netvoyage Corporation (dba NetDocuments)(1) (2) (3)	Software	9.55%	L + 7.75%; 1.00% Floor	03/22/2024	13,590	13,409	13,420
Netvoyage Corporation (dba NetDocuments)(1) (2) (3) (4)	Software		L + 7.75%; 1.00% Floor	03/24/2022	1,044	(9)	(13)
Pathway Vet Alliance LLC(1) (2) (3)	Health Care Providers & Services	6.30%	L + 4.50%	12/20/2024	7,375	7,311	7,302
Pathway Vet Alliance LLC(1) (2) (3)	Health Care Providers & Services	6.30%	L + 4.50%	12/20/2024	2,607	2,583	2,581
Picture Head Midco LLC(1) (2) (3)	Entertainment	8.55%	L + 6.75%; 1.00% Floor	08/31/2023	29,119	28,639	28,682
Power Stop, LLC(1) (2)	Auto Components	6.44%	L + 4.50%	10/19/2025	11,385	11,360	11,271
SF Home Décor, LLC (dba SureFit Home Décor)(1) (2) (3)	Household Products	11.70%	L + 9.75%; 1.00% Floor	07/13/2022	28,045	27,429	26,993
Shopatron, LLC (dba Kibo)(1) (3)	Internet & Direct Marketing Retail	9.95%	L + 8.00%; 1.00% Floor	12/18/2020	9,366	9,207	9,225
Shopatron, LLC (dba Kibo)(1) (3)(10)	Internet & Direct Marketing Retail	9.95%	L + 8.00%; 1.00% Floor	12/18/2020	2,887	2,858	2,844
SPay, Inc. (dba Stack Sports)(1) (2) (3)	Interactive Media & Services	7.55%	L + 5.75%; 1.00% Floor	06/17/2024	15,548	15,304	15,042
SPay, Inc. (dba Stack Sports)(1) (2) (3) (4)	Interactive Media & Services	7.52%	L + 5.75%; 1.00% Floor	06/17/2024	1,730	1,127	1,097
SPay, Inc. (dba Stack Sports)(1) (2) (3)	Interactive Media & Services	7.76%	L + 5.75%; 1.00% Floor	06/17/2024	575	571	557
Viant Medical Holdings, Inc.(1) (2)	Health Care Equipment & Supplies	8.16%	L + 6.25%; 1.00% Floor	07/02/2025	19,608	19,281	19,412
VRC Companies, LLC (dba Vital Records Control)(2) (3)	Commercial Services & Supplies	8.30%	L + 6.50%; 1.00% Floor	03/31/2023	10,602	10,522	10,522
VRC Companies, LLC (dba Vital Records Control)(2) (3)(4)	Commercial Services & Supplies	8.60%	L + 6.50%; 1.00% Floor	03/31/2022	264	144	144
Wine.com, LLC(1) (2) (3)	Beverages	8.93%	L + 7.00%; 1.00% Floor	11/14/2024	9,600	9,437	9,408
Wrike, Inc.(1) (2) (3)	Professional Services	8.55%	L + 6.75%; 1.00% Floor	12/31/2024	34,190	33,573	33,507
Wrike, Inc.(1) (2) (3) (4)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	2,400	(40)	(48)
Xactly Corporation(1) (2) (3)	IT Services	9.05%	L + 7.25%; 1.00% Floor	07/29/2022	40,879	40,366	40,368
Xactly Corporation(1) (2) (3) (4)	IT Services		L + 7.25%; 1.00% Floor	07/29/2022	2,554	(27)	(32)
Yasso, Inc.(1) (2) (3)	Food Products	9.55%	L + 7.75%; 1.00% Floor	03/23/2022	12,792	12,664	12,376
Total 1st Lien/Senior Secured Debt						875,704	870,024

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except unit and per unit amounts)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
1st Lien/Last-Out Unitranche(6) - 14.49%
Doxim, Inc.(1) (2) (3)	Diversified Financial Services	7.94%	L + 6.00%; 1.00% Floor	02/28/2024	$30,800	$30,051	$30,030
Doxim, Inc.(1) (2) (3)	Diversified Financial Services	7.90%	L + 6.00%; 1.00% Floor	02/28/2024	23,822	23,258	23,227
RugsUSA, LLC(1) (2) (3)	Household Products	8.45%	L + 6.50%; 1.00% Floor	04/30/2023	8,830	8,767	8,764
Smarsh, Inc.(1) (2) (3)	Interactive Media & Services	9.68%	L + 7.88%; 1.00% Floor	03/31/2021	56,070	55,638	55,650
Vantage Mobility International, LLC(2) (3)	Health Care Equipment & Supplies	7.80%	L + 6.00% PIK; 1.00% Floor	06/30/2023	10,549	10,550	9,600
Vantage Mobility International, LLC(2) (3) (4)	Health Care Equipment & Supplies		L + 6.00% PIK; 1.00% Floor	06/30/2023	717	—	(65)
Total 1st Lien/Last-Out Unitranche						128,264	127,206

2nd Lien/Senior Secured Debt - 42.09%
American Dental Partners, Inc.(1) (2) (3)	Health Care Providers & Services	10.44%	L + 8.50%; 1.00% Floor	09/25/2023	9,180	9,031	9,019
Chase Industries, Inc. (dba Senneca Holdings)(1)(2)(3)	Building Products	11.55%	L + 9.50% (incl. 3.00% PIK); 1.00% Floor	05/11/2026	25,700	25,040	24,094
DiscoverOrg, LLC(1) (2)	Software	10.19%	L + 8.50%	02/01/2027	15,400	15,186	15,400
ERC Finance, LLC (dba Eating Recovery Center)(1) (2) (3)	Health Care Providers & Services	10.02%	L + 8.22%; 1.00% Floor	09/22/2025	29,800	29,270	29,278
Genesis Acquisition Co. (dba ProCare Software)(1) (2) (3)	Diversified Financial Services	9.60%	L + 7.50%	07/31/2025	10,500	10,277	10,238
Genesis Acquisition Co. (dba ProCare Software)(1) (2) (3) (4)	Diversified Financial Services		L + 7.50%	07/31/2025	2,700	(27)	(68)
Hygiena Borrower LLC(2) (3)	Life Sciences Tools & Services	9.69%	L + 7.75%; 1.00% Floor	08/26/2023	2,810	2,767	2,761
Hygiena Borrower LLC(2) (3) (4)	Life Sciences Tools & Services	9.69%	L + 7.75%; 1.00% Floor	08/26/2023	1,030	139	129
ICP Industrial, Inc.(1) (2) (3)	Chemicals	10.04%	L + 8.25%; 1.00% Floor	05/03/2024	30,700	30,137	30,086
Intelligent Medical Objects, Inc.(1) (2) (3)	Health Care Technology	10.81%	L + 8.50%; 1.00% Floor	12/22/2024	23,100	22,637	22,638
Market Track, LLC(1) (2) (3)	Media	9.68%	L + 7.75%; 1.00% Floor	06/05/2025	32,800	32,054	31,570
National Spine and Pain Centers, LLC(1) (2) (3)	Health Care Providers & Services	10.05%	L + 8.25%; 1.00% Floor	12/02/2024	28,500	27,870	27,431
Odyssey Logistics & Technology Corporation(1) (2)	Road & Rail	9.80%	L + 8.00%; 1.00% Floor	10/12/2025	28,152	27,639	27,167
Recipe Acquisition Corp. (dba Roland Foods)(2) (3)	Food Products	9.94%	L + 8.00%; 1.00% Floor	12/01/2022	20,000	19,749	19,750
SMB Shipping Logistics, LLC (dba Worldwide Express)(1) (2) (3)	Air Freight & Logistics	9.90%	L + 8.00%; 1.00% Floor	02/03/2025	33,333	32,885	32,750
Spectrum Plastics Group, Inc.(1) (2)	Containers & Packaging	8.80%	L + 7.00%; 1.00% Floor	01/31/2026	9,975	9,934	7,864
USRP Holdings, Inc. (dba U.S. Retirement Partners)(1) (2) (3)	Insurance	10.68%	L + 8.75%; 1.00% Floor	09/29/2025	10,300	10,193	10,197
USRP Holdings, Inc. (dba U.S. Retirement Partners)(1) (2) (3) (4)	Insurance	10.72%	L + 8.75%; 1.00% Floor	09/29/2025	2,600	1,690	1,690
Xcellence, Inc. (dba Xact Data Discovery)(1) (2)(3)	IT Services	10.70%	L + 8.75%; 1.00% Floor	06/22/2024	27,900	27,331	27,482
YI, LLC (dba Young Innovations)(1) (2) (3)	Health Care Equipment & Supplies	9.69%	L + 7.75%; 1.00% Floor	11/07/2025	22,903	22,351	22,330
Zep Inc.(1) (2)	Chemicals	10.19%	L + 8.25%; 1.00% Floor	08/11/2025	35,700	34,998	17,850
Total 2nd Lien/Senior Secured Debt						391,151	369,656

Unsecured Debt - 0.55%
Recipe Acquisition Corp. (dba Roland Foods)(3)	Food Products	13.25% PIK	12/21/2022		4,938	4,898	4,877
Total Unsecured Debt						4,898	4,877

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
Investments in Affiliated Money Market Fund -2.54%#
Goldman Sachs Financial Square Government Fund - Institutional Shares^^^		1.50%(9)	22,296,900	$22,297	$22,297
Total Investments in Affiliated Money Market Fund				22,297	22,297

TOTAL INVESTMENTS - 162.03%				$1,449,630	$1,422,808

LIABILITIES IN EXCESS OF OTHER ASSETS - (62.03%)					$(544,675)

NET ASSETS - 100.00%					$878,133

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR ("L") or alternate base rate (commonly based on the Prime Rate ("P")), at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of December 31, 2019, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.00%, 1.91%, 1.91%, 1.83%, 1.76% and 1.63%. As of December 31, 2019, P was 4.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2019.

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
(4)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 8 "Commitments and Contingencies".

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except unit and per unit amounts)

(5)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2019, the aggregate fair value of these securities is $30,594 or 2.11% of the Company's total assets.

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

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien debt, unitranche loans, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2019, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2020. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Prepayment premiums	$—	$77
Accelerated amortization of upfront loan origination fees and unamortized discounts	$332	$582

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of each of March 31, 2020 and December 31, 2019, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2020 and December 31, 2019, the Company held an aggregate cash balance of $20,089 and $17,681. Foreign currency of $1,079 and $1,184 (acquisition cost of $1,088 and $1,172) is included in cash as of March 31, 2020 and December 31, 2019.

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

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the Unitholder’s tax basis in its Units. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to common Units or distributable earnings, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common Unitholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its Unitholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its Unitholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and may carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to Unitholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

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

New Accounting Pronouncements

In March 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is elective and is effective on March 12, 2020 through December 31, 2022. The Company expects that the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

For the three months ended March 31, 2020 and 2019, Management Fees amounted to $3,278 and $3,221. As of March 31, 2020, $3,278 remained payable.

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

For the three months ended March 31, 2020 and 2019, the Company accrued unvested Incentive Fees of $(26,747) and $2,397. As of March 31, 2020, $0 was payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three months ended March 31, 2020 and 2019, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three months ended March 31, 2020 and 2019, the Company incurred expenses for services provided by the Administrator and the Custodian of $266 and $270. As of March 31, 2020, $186 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three months ended March 31, 2020 and 2019, the Company incurred expenses for services provided by the Transfer Agent of $25 and $29. As of March 31, 2020, $23 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31, 2020
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$22,297	$181,441	$(130,147)	$—	$—	$73,591	$78
Accuity Delivery Systems, LLC	22,915	21	—	—	1,206	24,142	357
Collaborative Imaging, LLC (dba Texas Radiology Associates)	16,208	6	—	—	(704)	15,510	283
Elah Holdings, Inc.	3,354	—	—	—	(1)	3,353	—
Total Non-Controlled Affiliates	$64,774	$181,468	$(130,147)	$—	$501	$116,596	$718

For the Year Ended December 31, 2019
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$—	$1,104,839	$(1,082,542)	$—	$—	$22,297	$456
Accuity Delivery Systems, LLC	20,688	80	—	—	2,147	22,915	1,568
Collaborative Imaging, LLC (dba Texas Radiology Associates)	15,400	24	—	—	784	16,208	1,384
Elah Holdings, Inc.	3,354	—	—	—	—	3,354	—
Total Non-Controlled Affiliates	$39,442	$1,104,943	$(1,082,542)	$—	$2,931	$64,774	$3,408

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due To Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of March 31, 2020 and December 31, 2019, there were $232 and $168, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

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

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	March 31, 2020		December 31, 2019
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$854,957	$814,870	$875,704	$870,024
1st Lien/Last-Out Unitranche	128,411	122,246	128,264	127,206
2nd Lien/Senior Secured Debt	391,443	335,815	391,151	369,656
Unsecured Debt	4,901	4,741	4,898	4,877
Preferred Stock	15,206	13,693	15,206	15,954
Common Stock	12,006	13,335	12,006	12,699
Warrants	104	47	104	95
Total Investments	$1,407,028	$1,304,747	$1,427,333	$1,400,511

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	March 31, 2020		December 31, 2019
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Interactive Media & Services	13.9%	20.3%	13.4%	21.4%
Health Care Providers & Services	10.2	14.8	10.2	16.3
Health Care Technology	9.7	14.1	9.2	14.7
Software	7.1	10.4	8.7	13.9
Diversified Financial Services	6.8	9.9	6.7	10.6
Professional Services	5.9	8.5	5.4	8.6
IT Services	5.5	8.1	5.3	8.5
Health Care Equipment & Supplies	4.4	6.4	4.7	7.5
Chemicals	4.4	6.4	4.5	7.1
Road & Rail	3.5	5.1	4.0	6.3
Food Products	3.0	4.4	2.9	4.6
Household Products	2.6	3.8	2.6	4.1
Transportation Infrastructure	2.5	3.7	2.4	3.8
Diversified Telecommunication Services	2.4	3.5	2.1	3.4
Media	2.3	3.4	2.2	3.6
Air Freight & Logistics	2.3	3.3	2.3	3.7
Entertainment	2.0	2.9	2.0	3.3
Real Estate Management & Development	1.7	2.5	1.7	2.7
Building Products	1.7	2.4	1.7	2.7
Hotels, Restaurants & Leisure	1.4	2.0	1.4	2.2
Diversified Consumer Services	1.1	1.6	0.9	1.5
Beverages	0.9	1.4	0.9	1.4
Internet & Direct Marketing Retail	0.9	1.3	0.9	1.4
Insurance	0.8	1.2	0.9	1.4
Commercial Services & Supplies	0.8	1.2	0.8	1.2
Auto Components	0.8	1.1	0.8	1.3
Life Sciences Tools & Services	0.6	0.9	0.6	1.0
Containers & Packaging	0.5	0.7	0.6	0.9
Capital Markets	0.3	0.4	0.2	0.4
Total	100.0%	145.7%	100.0%	159.5%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	March 31, 2020	December 31, 2019
United States	97.8%	97.9%
Ireland	2.2	2.1
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

Equity

Recent third-party investments or pending transactions are considered to be the best evidence for any change in fair value. When these are not available, the following valuation methodologies are used, as appropriate and available (i) Transactions in similar instruments; (ii) Discounted cash flow techniques; (iii) Third party appraisals; and (iv) Industry multiples and public comparables.

Evidence includes recent or pending reorganizations (for example, merger proposals, tender offers and debt restructurings) and significant changes in financial metrics, including (i) Current financial performance as compared to projected performance; (ii) Capitalization rates and multiples; and (iii) Market yields implied by transactions of similar or related assets.

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of March 31, 2020 and December 31, 2019. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of March 31, 2020(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of March 31, 2020
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$751,657	• Discount Rate	7.0% - 15.1% (9.3%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$122,246	• Discount Rate	8.9% - 14.4% (11.2%)
	2nd Lien/Senior Secured	Discounted cash flows:
	$281,590	• Discount Rate	10.4% - 13.8% (11.6%)
	Unsecured Debt	Discounted cash flows:
	$4,741	• Discount Rate	5.5% - 13.7% (15.0%)
Equity	Preferred Stock	Comparable multiples:
	$13,693	• EV/Revenue	0.6x - 3.4x (1.2x)
Comparable multiples:
		• EV/EBITDA(5)	10.0x - 17.4x (16.0x)
	Common Stock	Discounted cash flows:
	$13,335	• Discount Rate	12.7% - 31.5% (24.1%)
Comparable multiples:
		• EV/Revenue	2.3x - 9.7x (9.5x)
Comparable multiples:
		• EV/EBITDA(5)	8.8x - 9.8x (9.6x)
	Warrants	Comparable multiples:
	$47	• EV/EBITDA(5)	8.1x - 18.8x (10.0x)

(1)

Included within Level 3 assets of $1,256,239 is an amount of $68,930 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,160,234 or 94.4% of Level 3 bank loans, corporate debt, and other debt obligations.

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

(1)

Included within Level 3 assets of $1,287,719 is an amount of $55,629 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,203,342 or 95.6% of Level 3 bank loans, corporate debt, and other debt obligations.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2020 and December 31, 2019. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

As of the dates indicated, the following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2020				December 31, 2019
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$8,563	$806,307	$814,870	$—	$62,361	$807,663	$870,024
1st Lien/Last-Out Unitranche	—	—	122,246	122,246	—	—	127,206	127,206
2nd Lien/Senior Secured Debt	—	39,945	295,870	335,815	—	50,431	319,225	369,656
Unsecured Debt	—	—	4,741	4,741	—	—	4,877	4,877
Preferred Stock	—	—	13,693	13,693	—	—	15,954	15,954
Common Stock	—	—	13,335	13,335	—	—	12,699	12,699
Warrants	—	—	47	47	—	—	95	95
Affiliated Money Market Fund	73,591	—	—	73,591	22,297	—	—	22,297
Total assets	$73,591	$48,508	$1,256,239	$1,378,338	$22,297	$112,792	$1,287,719	$1,422,808
Foreign currency forward contracts (asset)(1)	$—	$133	$—	$133	$—	$45	$—	$45

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2020
1st Lien/Senior Secured Debt	$807,663	$20,329	$(3)	$(31,948)	$(17,266)	$904	$26,628	$—	$806,307	$(31,960)
1st Lien/Last-Out Unitranche	127,206	134	—	(5,107)	(143)	156	—	—	122,246	(5,107)
2nd Lien/Senior Secured Debt	319,225	—	—	(23,624)	—	269	—	—	295,870	(23,624)
Unsecured Debt	4,877	—	—	(139)	—	3	—	—	4,741	(139)
Preferred Stock	15,954	—	—	(2,261)	—	—	—	—	13,693	(2,261)
Common Stock	12,699	—	—	636	—	—	—	—	13,335	636
Warrants	95	—	—	(48)	—	—	—	—	47	(48)
Total assets	$1,287,719	$20,463	$(3)	$(62,491)	$(17,409)	$1,332	$26,628	$—	$1,256,239	$(62,503)

For the Three Months Ended March 31, 2019
1st Lien/Senior Secured Debt	$741,446	$80,201	$(4)	$(1,063)	$(15,495)	$749	$—	$—	$805,834	$(1,068)
1st Lien/Last-Out Unitranche	163,253	4,178	—	(362)	(143)	214	—	—	167,140	(362)
2nd Lien/Senior Secured Debt	406,928	26,709	—	(9,937)	(39,575)	730	—	(9,676)	375,179	(10,067)
Unsecured Debt	4,295	—	—	(2)	—	2	—	—	4,295	(2)
Preferred Stock	12,159	—	—	640	—	—	—	—	12,799	640
Common Stock	11,285	—	—	1,213	—	—	—	—	12,498	1,213
Warrants	130	—	—	8	—	—	—	—	138	8
Total assets	$1,339,496	$111,088	$(4)	$(9,503)	$(55,213)	$1,695	$—	$(9,676)	$1,377,883	$(9,638)

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)	Transfers in were primarily due to decreased price transparency.
(3)	Transfers out were primarily due to increased price transparency.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2020 and December 31, 2019, approximates its carrying value because the JPM Revolving Credit Facility has variable interest based on selected short term rates.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of March 31, 2020 and December 31, 2019, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities (which includes the Revolving Credit Facilities) was 274% and 270%.

As of the dates indicated, the Company’s outstanding debt was as follows:

	March 31, 2020			December 31, 2019
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Revolving Credit Facility(1)	$514,250	$—	$511,031	$605,000	$90,750	$511,988
Total Debt	$514,250	$—	$511,031	$605,000	$90,750	$511,988

(1)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2020, the Company had outstanding borrowings denominated in USD of $454,893 and in Euros (EUR) of 50,900. As of December 31, 2019, the Company had outstanding borrowings denominated in USD of $454,893 and in EUR of 50,900.

The combined weighted average interest rates of the aggregate borrowings outstanding for the three months ended March 31, 2020 and for the year ended December 31, 2019 were 5.29% and 5.73%.

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

Costs of $2,383 were incurred in connection with obtaining and amending the BoA Revolving Credit Facility, which were recorded as deferred financing costs on the Consolidated Statements of Financial Condition and were amortized over the life of the BoA Revolving Credit Facility using the straight-line method until maturity. As of March 31, 2020 and December 31, 2019, outstanding deferred financing costs were $0 and $0.

The below table presents the summary information of the BoA Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Borrowing interest expense	N/A	$1,036
Facility fees	N/A	12
Amortization of financing costs	N/A	99
Total	N/A	$1,147
Weighted average interest rate	N/A	5.07%
Average outstanding balance	N/A	$82,797

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

The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2020, the total commitments under the JPM Revolving Credit Facility were $514,250. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fourth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $6,077 were incurred in connection with obtaining and amending the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of March 31, 2020 and December 31, 2019, outstanding deferred financing costs were $2,703 and $3,113.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Borrowing interest expense	$6,719	$7,524
Facility fees	1,119	139
Amortization of financing costs	410	370
Total	$8,248	$8,033
Weighted average interest rate	5.29%	6.05%
Average outstanding balance	$511,029	$504,258

7.	DERIVATIVES

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

For the three months ended March 31, 2020 and 2019, the Company’s average USD notional exposure to foreign currency forward contracts were $4,261 and $4,133. The Company did not hold any derivative instruments prior to August 8, 2018.

As of the dates indicated, the table below sets forth the Company’s net exposure to foreign currency forward contracts by counterparty that are subject to ISDA Master Agreements or similar agreements:

	Presented on the Consolidated Statements of Financial Condition
	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
March 31, 2020
Bank of America, N.A.	$133	$—	$133	$—	$133

December 31, 2019
Bank of America, N.A.	$45	$—	$45	$—	$45

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Net realized gain (loss) on foreign currency forward contracts	$33	$10
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	88	94
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$121	$104

8.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of the dates indicated, the Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2020			December 31, 2019
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,097,430	$60,359	95%	$1,097,430	$104,256	91%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of March 31, 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

		Unfunded Commitment Balances(2)		Fair Value(3)
	Commitment Expiration Date(1)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
1st Lien/Senior Secured Debt
Hygiena Borrower LLC	6/29/2020	$863	$863	$(43)	$(17)
Diligent Corporation	12/19/2020	6,448	6,448	(65)	(64)
Brillio, LLC	2/6/2021	1,165	2,330	(64)	(23)
CorePower Yoga LLC	5/14/2021	250	2,854	(25)	(43)
Associations, Inc.	7/30/2021	1,285	1,378	(93)	(14)
Gastro Health Holdco, LLC	9/13/2021	7,700	7,700	(385)	(116)
Netvoyage Corporation (dba NetDocuments)	3/24/2022	1,044	1,044	(50)	(13)
Diligent Corporation	4/14/2022	228	228	(2)	(2)
Xactly Corporation	7/29/2022	2,554	2,554	(89)	(32)
Hygiena Borrower LLC	8/26/2022	580	580	(29)	(12)
Lithium Technologies, Inc.	10/3/2022	4,046	4,046	(212)	(61)
Businessolver.com, Inc.	5/15/2023	3,984	2,391	(199)	(42)
Integral Ad Science, Inc.	7/19/2023	2,741	2,741	(103)	(41)
FWR Holding Corporation (dba First Watch Restaurants)	8/21/2023	573	265	(33)	(3)
SPay, Inc. (dba Stack Sports)	6/17/2024	577	577	(59)	(19)
Fenergo Finance 3 Limited	9/5/2024	2,538	2,580	(121)	(19)
Fenergo Finance 3 Limited	9/5/2024	1,785	1,785	(85)	(13)
iCIMS, Inc.	9/12/2024	2,822	2,822	(134)	(49)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	11/15/2024	766	3,447	(27)	(60)
Wrike, Inc.	12/31/2024	2,400	2,400	(72)	(48)
Mailgun Technologies, Inc.	3/26/2025	2,370	2,370	(119)	(41)
Internet Truckstop Group, LLC (dba Truckstop)	4/2/2025	2,800	2,800	(112)	(42)
CorePower Yoga LLC	5/14/2025	1,070	1,070	(107)	(16)
Datacor Holdings, Inc.	2/1/2020	—	800	—	(8)
Gastro Health Holdco, LLC	4/13/2020	—	1,138	—	(17)
GlobalTranz Enterprises, Inc.	5/15/2020	—	3,147	—	(283)
VRC Companies, LLC (dba Vital Records Control)	3/31/2022	—	118	—	(1)
DDS USA Holding, Inc.	6/30/2022	—	1,463	—	(7)
Gastro Health Holdco, LLC	9/4/2023	—	3,100	—	(46)
Empirix, Inc.	9/25/2023	—	1,900	—	(190)
Associations, Inc.	7/30/2024	—	886	—	(9)
Total 1st Lien/Senior Secured Debt		$50,589	$67,825	$(2,228)	$(1,351)
1st Lien/Last-Out Unitranche
Vantage Mobility International, LLC	9/9/2021	$717	$717	$(144)	$(65)
Total 1st Lien/Last-Out Unitranche		$717	$717	$(144)	$(65)
2nd Lien/Senior Secured Debt
Hygiena Borrower LLC	6/29/2020	$883	$883	$(68)	$(15)
Genesis Acquisition Co. (dba ProCare Software)	7/31/2020	2,700	2,700	(277)	(68)
USRP Holdings, Inc. (dba U.S. Retirement Partners)	3/29/2020	—	884	—	(9)
Total 2nd Lien/Senior Secured Debt		$3,583	$4,467	$(345)	$(92)
Total		$54,889	$73,009	$(2,717)	$(1,508)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.
(3)	The fair value is reflected as investments, at fair value on the Consolidated Statements of Financial Condition.

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

9.	MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Three Months Ended March 31, 2020
March 27, 2020	502,481	$43,897
Total capital drawdowns	502,481	$43,897

For the Three Months Ended March 31, 2019
February 22, 2019	689,032	$65,846
March 28, 2019	455,946	43,897
Total capital drawdowns	1,144,978	$109,743

Distributions

The following table reflects the distributions declared on the Company’s common Units:

The Company did not make a distribution for the three months ended March 31, 2020.

For the Three Months Ended March 31, 2019
February 20, 2019	March 29, 2019	April 26, 2019	$2.53

10.EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per unit:

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Net increase (decrease) in Members’ Capital resulting from operations	$(26,475)	$12,563
Weighted average Units outstanding	10,213,005	8,826,360
Basic and diluted earnings (loss) per unit	$(2.59)	$1.42

Diluted earnings per unit equal basic earnings (loss) per unit because there were no common unit equivalents outstanding during the period presented.

11.	FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Per Unit Data:(1)
NAV, beginning of period	$86.21	$94.83
Net investment income (loss)	4.68	2.51
Net realized and unrealized gains (losses)(2)	(7.11)	(1.08)
Income tax provision, realized and unrealized gains	0.01	(0.01)
Net increase (decrease) in net assets resulting from operations(2)	(2.42)	1.42
Distributions declared:
From net investment income	—	(2.53)
Total distributions declared	—	(2.53)
Total increase (decrease) in net assets	(2.42)	(1.11)
NAV, end of period	$83.79	$93.72
Units outstanding, end of period	10,687,877	9,660,149
Weighted average units outstanding	10,213,005	8,826,360
Total return based on NAV(3)	(2.81)%	1.50%
Ratio/Supplemental Data:
Members’ Capital, end of period	$895,555	$905,325
Ratio of net expenses to average Members’ Capital(4)	2.62%	6.73%
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital(4)	1.87%	1.96%
Ratio of interest and other debt expenses to average Members’ Capital(4)	3.83%	4.48%
Ratio of incentive fees to average Members’ Capital(4)	(3.08)%	0.29%
Ratio of total expenses to average Members’ Capital(4)	2.62%	6.73%
Ratio of net investment income (loss) to average Members’ Capital(4)	12.88%	11.68%
Average debt outstanding	$511,029	$587,055
Average debt per unit(5)	$50.04	$66.51
Portfolio turnover	1%	4%

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

12.SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Financial Condition date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On April 3, 2020, SPV amended the JPM Revolving Credit Facility pursuant to which, among other things, (i) the scheduled termination date was extended for one year to November 21, 2022, (ii) the minimum concentration limit for Senior Secured Loans (as defined in the JPM Revolving Credit Facility) (including first-lien unitranche assets) was increased from 40% to 55%, (iii) the maximum concentration limit for Second Lien Loans (as defined in the JPM Revolving Credit Facility) (including second-lien unitranche assets) was decreased from 60% to 45%, (iv) the maximum concentration limit for Specified Investments (as defined in the JPM Revolving Credit Facility) was increased from 17.5% to 25%, until April 3, 2021, and to 20% thereafter and (v) the maximum concentration limit for each of Healthcare and Software is 25% on an individual basis (regardless of the concentration of the other).

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through March 31, 2020, we have originated $2.17 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2019.

Impact of COVID-19 Pandemic

The COVID-19 pandemic has resulted in governments around the world implementing a broad suite of measures to help control the spread of the virus, including quarantines, travel restrictions and business curtailments and others. The emergence of COVID-19 has created economic and financial disruptions that during the first quarter adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results. The extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, which are highly uncertain and cannot be predicted.

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. The largest five industries in the investment portfolio are Interactive Media & Services, Health Care Providers & Services, Health Care Technology, Software, and Diversified Financial Services. As of March 31, 2020, 1.4% of our investment portfolio at fair value is in Hotels, Restaurants & Leisure. Given the unprecedented nature of the COVID-19 exigency and the fiscal and monetary response designed to mitigate strain to businesses and the economy, the operating environment of our portfolio companies is evolving rapidly. Business disruption experienced by our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from our portfolio companies and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments or permanent impairments on our investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our stockholders, for which we may be required to reduce the future amount of distributions to our stockholders. We continue to closely monitor our investment portfolio in order to be positioned to respond appropriately.

In response to the COVID-19 pandemic, Goldman Sachs activated and executed on its business continuity planning (the “BCP”) strategy. Goldman Sachs’ priority has been to safeguard its employees and to ensure continuity of business operations on behalf of our investors. Goldman Sachs has a central team that manages its COVID-19 response, which is led by its chief administrative officer and chief medical officer. As a result of the execution of Goldman Sachs’ BCP, nearly all of its employees are working remotely. Our systems and infrastructure have continued to support our business operations. We implemented a heightened level of communication across senior management, the rest of our private credit group and our board of directors (the “Board of Directors” or the “Board”). Furthermore, we have proactively engaged with our vendors on a regular basis to ensure they continue to meet our criteria for business continuity.

For further information about the risks associated with COVID-19, see “—Item 1A. Risk Factors” in Part II.

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

•	our operational expenses;
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

Leverage

The JPM Revolving Credit Facility allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of March 31, 2020 and December 31, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility and the revolving credit facility with Bank of America, N.A., the “BoA Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities") was 274% and 270%. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as the Company, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	As of
	March 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$854.96	$814.87	62.5%	$875.70	$870.02	62.2%
First Lien/Last-Out Unitranche	128.41	122.25	9.4	128.26	127.21	9.1
Second Lien/Senior Secured Debt	391.44	335.81	25.7	391.15	369.65	26.4
Unsecured Debt	4.90	4.74	0.4	4.90	4.88	0.3
Preferred Stock	15.21	13.69	1.0	15.21	15.95	1.1
Common Stock	12.01	13.34	1.0	12.01	12.70	0.9
Warrants	0.10	0.05	0.0	0.10	0.10	0.0
Total Investments	$1,407.03	$1,304.75	100.0%	$1,427.33	$1,400.51	100.0%

The weighted average yield of our portfolio by asset type (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.3%	9.6%	8.8%	8.9%
First Lien/Last-Out Unitranche(2)(3)	9.2	11.6	10.0	10.2
Second Lien/Senior Secured Debt(2)	10.1	13.5	10.6	11.7
Unsecured Debt(2)	13.5	15.1	13.6	13.8
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	8.7%	10.6%	9.2%	9.6%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
(2)

Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value.

(3)	The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.
(4)

Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value.

As of March 31, 2020, the total portfolio weighted average yield measured at amortized cost and fair value was 8.7% and 10.6%, as compared to 9.2% and 9.6%, at December 31, 2019. The change in weighted average yield at amortized cost and fair value both on the total portfolio level and individual lien type was driven by the increased market volatility, economic disruption, and wider credit spreads resulting from the recent COVID-19 pandemic. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “Impact of COVID-19 Pandemic.”

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.):

	As of
	March 31, 2020	December 31, 2019
Number of portfolio companies	59	60
Percentage of performing debt bearing a floating rate(1)	98.5%	98.6%
Percentage of performing debt bearing a fixed rate(1)(2)	1.5%	1.4%
Weighted average leverage (net debt/EBITDA)(3)	6.0x	6.1x
Weighted average interest coverage(3)	2.4x	2.2x
Median EBITDA(3)	$41.0 million	$40.3 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of March 31, 2020 and December 31, 2019, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 27.9% and 20.7%, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

Our Investment Adviser monitors on an ongoing basis, the financial trends of each portfolio company to determine if it is meeting its respective business plan and to assess the appropriate course of action for each company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.

As part of the monitoring process, our Investment Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Investment Adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account in certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system for our investments is as follows:

•

Grade 1 investments involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit;

•

Grade 2 investments involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2;
•

Grade 3 investments indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and

•

Grade 4 investments indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, in most cases, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

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

	As of
	March 31, 2020		December 31, 2019
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	1,068.38	81.9	1,370.03	97.8
Grade 3	236.37	18.1	30.48	2.2
Grade 4	—	—	—	—
Total Investments	$1,304.75	100.0%	$1,400.51	100.0%

The increase in investments with a grade 3 investment performance rating as of March 31, 2020 compared to December 31, 2019 was primarily driven by increased market volatility, economic disruption, and wider credit spreads resulting from the recent COVID-19 pandemic. Given the unprecedented nature of COVID-19 and the fiscal and monetary response designed to mitigate strain to businesses and the economy, the operating environment of our portfolio companies is evolving rapidly. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “Impact of COVID-19 Pandemic.”

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.):

	As of
	March 31, 2020		December 31, 2019
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,407.03	100.0%	$1,427.33	100.0%
Non-accrual	—	—	—	—
Total Investments	$1,407.03	100.0%	$1,427.33	100.0%

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

The following table shows our investment activity by investment type:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	($ in millions)
New investments committed at cost:
Gross originations	$0.87	$222.48
Less: Syndications(1)	—	—
Net amount of new investments committed at cost:	$0.87	$222.48
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$0.87	$195.77
First Lien/Last-Out Unitranche	—	—
Second Lien/Senior Secured Debt	—	26.71
Unsecured Debt	—	—
Preferred Stock	—	—
Common Stock	—	—
Warrants	—	—
Total	$0.87	$222.48
Proceeds from investments sold or repaid(9):
First Lien/Senior Secured Debt	$36.29	$10.89
First Lien/Last-Out Unitranche	0.14	0.14
Second Lien/Senior Secured Debt	—	39.58
Unsecured Debt	—	—
Preferred Stock	—	—
Common Stock	—	—
Warrants	—	—
Total	$36.43	$50.61
Net increase (decrease) in portfolio	$(35.56)	$171.87
Number of new portfolio companies with new investment commitments(3)	—	7
Total new investment commitment amount in new portfolio companies(3)	$—	$183.46
Average new investment commitment amount in new portfolio companies(3)	$—	$26.21
Number of existing portfolio companies with new investment commitments(3)	1	5
Total new investment commitment amount in existing portfolio companies(3)	$0.87	$39.02
Weighted average remaining term for new investment commitments (in years)(3)(4)	2.0	5.8
Percentage of new debt investment commitments at floating interest rates(3)(10)	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)(10)	0.0%	0.0%
Weighted average yield on new debt and income producing investment commitments(2)(3)(5)	10.0%	8.9%
Weighted average yield on new investment commitments(2)(3)(6)	10.0%	8.9%
Weighted average yield on debt and income producing investments sold or paid down(7)(9)	6.4%	11.4%
Weighted average yield on investments sold or paid down(8)(9)	6.4%	11.4%

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close of the investment.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
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

(9)	Excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
(10)	Computed based on amount of investments committed at cost.

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	($ in millions)
Total investment income	$33.44	$37.73
Net expenses	(14.38)	15.62
Net investment income	47.82	22.11
Net realized gain (loss) on foreign currency transactions	0.03	0.01
Net unrealized appreciation (depreciation) on investments	(75.46)	(10.76)
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	1.03	1.31
Income tax (provision) benefit, realized and unrealized gain/loss	0.10	(0.11)
Net increase (decrease) in Members’ Capital resulting from operations	$(26.48)	$12.56

Net increase (decrease) in Members’ Capital resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	($ in millions)
Interest	$33.11	$37.15
Dividend income	0.08	0.09
Other income	0.25	0.49
Total investment income	$33.44	$37.73

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, decreased from $37.15 million for the three months ended March 31, 2019 to $33.11 million for the three months ended March 31, 2020, primarily due to a decrease in the size of our portfolio. The amortized cost of the portfolio decreased from $1,490.49 million as of March 31, 2019 to $1,407.03 million as of March 31, 2020. Included in interest for the three months ended March 31, 2020 and 2019 is $0.00 million and $0.08 million, in prepayment premiums and $0.33 million and $0.58 million, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend and other income

Dividend and other income for the three months ended March 31, 2020 remained relatively consistent as compared to the three months ended March 31, 2019.

Expenses

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	($ in millions)
Interest and other debt expenses	$8.25	$9.18
Management fees	3.28	3.22
Incentive fees	(26.75)	2.40
Professional fees	0.30	0.32
Administration, custodian and transfer agent fees	0.29	0.30
Directors’ fees	0.06	0.09
Other expenses	0.19	0.11
Total expenses	$(14.38)	$15.62

Interest and other debt expenses

Interest and other debt expenses decreased from $9.18 million for the three months ended March 31, 2019 to $8.25 million for the three months ended March 31, 2020. This was primarily due to a decrease in the average aggregate daily borrowings from $587.05 million to $511.03 million, which was driven by a decrease in the size of our portfolio.

Management Fees and Incentive Fees

Management Fees for the three months ended March 31, 2020 remained relatively consistent as compared to the three months ended March 31, 2019. The accrual for Incentive Fees decreased from $2.40 million for the three months ended March 31, 2019 to $(26.75) million for the three months ended March 31, 2020. This was primarily due to the full reversal of the Incentive fees payable as of December 31, 2019.

Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses for the three months ended March 31, 2020 remained relatively consistent as compared to the three months ended March 31, 2019.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	($ in millions)
Unrealized appreciation	$2.60	$4.44
Unrealized depreciation	(78.06)	(15.20)
Net change in unrealized appreciation (depreciation) on investments	$(75.46)	$(10.76)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended March 31, 2020
($ in millions)
Portfolio Company:
Wrike, Inc.	$1.38
Accuity Delivery Systems, LLC	1.21
Pathway Vet Alliance LLC	0.01
National Spine and Pain Centers, LLC	(2.36)
Lithium Technologies, Inc.	(2.43)
YI, LLC (dba Young Innovations)	(2.48)
SMB Shipping Logistics, LLC (dba Worldwide Express)	(2.85)
Zep Inc.	(3.59)
Vantage Mobility International, LLC	(4.25)
Odyssey Logistics & Technology Corporation	(7.67)
Other, net(1)	(52.43)
Total	$(75.46)

(1)	For the three months ended March 31, 2020, other, net includes gross unrealized appreciation of $0.00 million and gross unrealized depreciation of $(52.43) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2020 was primarily driven by increased market volatility, economic disruption, and wider credit spreads resulting from the recent COVID-19 pandemic. Given the unprecedented nature of COVID-19 and the fiscal and monetary response designed to mitigate strain to businesses and the economy, the operating environment of our portfolio companies is evolving rapidly. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “Impact of COVID-19 Pandemic.”

Valuations of investments are more difficult to determine when a severe economic shock occurs. Recent market conditions, characterized by dislocations of asset prices, higher volatility and reduced price transparency have made it more challenging to determine the fair value of some of our investments. Valuation under the current circumstances has required greater use of judgment. For further information about fair value measurements, see Note 5 “Fair Value Measurement” to our consolidated financial statements included in this report.

For the Three Months Ended March 31, 2019
($ in millions)
Portfolio Company:
Continuum Managed Services LLC - Class B	$0.85
Accuity Delivery Systems, LLC	0.58
You Fit, LLC	0.55
Wrike, Inc.	0.49
Datto, Inc.	0.40
Other, net(1)	(0.36)
Diligent Corporation	(0.62)
Fenergo Finance 3 Limited	(0.71)
Vantage Mobility International, LLC	(0.78)
Zep Inc.	(1.09)
Country Fresh Holdings, LLC	(10.07)
Total	$(10.76)

(1)	For the three months ended March 31, 2019, other, net includes gross unrealized appreciation of $1.57 million and gross unrealized depreciation of $(1.93) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to the JPM Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2020 and December 31, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility and the revolving credit facility with Bank of America, N.A., the “BoA Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities") was 274% and 270%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of March 31, 2020, we had cash of approximately $20.09 million, an increase of $2.41 million from December 31, 2019. In addition, as of March 31, 2020, we had an investment in a money market fund managed by an affiliate of Group Inc. of $51.29 million. Cash used by operating activities for the three months ended March 31, 2020 was approximately $20.14 million, primarily driven by net sales of investments of $(22.32) million, net purchases of investments in the affiliated money market fund of $51.29 million, a decrease in Members’ Capital resulting from operations of $26.48 million, offset by other operating activities of $35.31 million. Cash provided by financing activities for the three months ended March 31, 2020 was approximately $22.57 million, primarily driven by proceeds from the issuance of common Units of $43.90 million, offset by net borrowings on debt of $0.96 million and distributions paid of $20.37 million.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2020			December 31, 2019
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$60.36	95%	$1,097.43	$104.26	91%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Three Months Ended March 31, 2020
March 27, 2020	502,481	$43.90
Total capital drawdowns	502,481	$43.90

For the Three Months Ended March 31, 2019
February 22, 2019	689,032	$65.84
March 28, 2019	455,946	43.90
Total capital drawdowns	1,144,978	$109.74

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

The following table shows our contractual obligations as of March 31, 2020:

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) the three-month London InterBank Offered Rate (“LIBOR”) (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%; and, with respect to advances denominated in a currency other than USD, the annual rate of interest is the reference rate then in effect for determining interest rates on commercial loans made in the applicable jurisdiction of such currency, in all cases, in each case, plus the applicable margin. The applicable margin is 3.50% per annum. SPV initially paid a commitment fee of 1.00% per annum (or 0.50% per annum during the first nine months from the date the JPM Revolving Credit Facility was entered into) on the average daily unused amount of the financing commitments until the third anniversary of the JPM Revolving Credit Facility.

The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2020, the total commitments under the JPM Revolving Credit Facility were $514.25 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fourth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2020, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2020	December 31, 2019
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$50.59	$67.82
First Lien/Last-Out Unitranche	0.72	0.72
Second Lien/Senior Secured Debt	3.58	4.47
Total	$54.89	$73.01

As of March 31, 2020, we had aggregate Commitments and undrawn Commitments from investors as follows:

	March 31, 2020
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$60.36	95%

RECENT DEVELOPMENTS

On April 3, 2020, SPV amended the JPM Revolving Credit Facility pursuant to which, among other things, (i) the scheduled termination date was extended for one year to November 21, 2022, (ii) the minimum concentration limit for Senior Secured Loans (as defined in the JPM Revolving Credit Facility) (including first-lien unitranche assets) was increased from 40% to 55%, (iii) the maximum concentration limit for Second Lien Loans (as defined in the JPM Revolving Credit Facility) (including second-lien unitranche assets) was decreased from 60% to 45%, (iv) the maximum concentration limit for Specified Investments (as defined in the JPM Revolving Credit Facility) was increased from 17.5% to 25%, until April 3, 2021, and to 20% thereafter and (v) the maximum concentration limit for each of Healthcare and Software is 25% on an individual basis (regardless of the concentration of the other).

We generally expect to pay quarterly distributions to our stockholders out of assets legally available for distribution. For the quarter ending June 30, 2020, we did not declare a distribution, reflecting our desire to increase our net equity capital position. For a description of our distribution policy, see Note 2 “Significant Accounting Policies – Distributions” to our consolidated financial statements included in this report.

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Non-Accrual Investments, Distribution Policy and Income Taxes.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below.

As of March 31, 2020 and December 31, 2019, on a fair value basis, approximately 1.5% and 1.4%, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 98.5% and 98.6%, of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2020 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2020 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$32.46	$(14.27)	$18.19
Up 200 basis points	21.63	(9.51)	12.12
Up 100 basis points	10.80	(4.76)	6.04
Up 75 basis points	8.09	(3.57)	4.52
Up 50 basis points	5.39	(2.38)	3.01
Up 25 basis points	2.68	(1.19)	1.49
Down 25 basis points	(1.68)	1.19	(0.49)
Down 50 basis points	(3.03)	2.38	(0.65)
Down 75 basis points	(3.16)	3.57	0.41
Down 100 basis points	(3.29)	4.76	1.47
Down 200 basis points	(3.41)	6.90	3.49
Down 300 basis points	(3.41)	6.90	3.49

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 20, 2020. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Risks Relating to Our Business and Structure

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which the Company and its investments are exposed. In addition, global economies and financial markets are increasingly interconnected, and political, economic and other conditions and events in one country, region, or financial market may adversely impact issuers in a different country, region or financial market. Furthermore, the occurrence of, among other events, natural or man-made disasters, severe weather or geological events, fires, floods, earthquakes, outbreaks of disease (such as COVID-19, avian influenza or H1N1/09), epidemics, pandemics, malicious acts, cyber-attacks, terrorist acts or the occurrence of climate change, may also adversely impact our performance from time to time. Such events may result in, and have resulted in, closing borders, securities exchange closures, health screenings, healthcare service delays, quarantines, cancellations, supply chain disruptions, lower consumer demand, market volatility and general uncertainty. Such events could adversely impact our portfolio companies and markets and economies over the short- and long-term, including in ways that cannot necessarily be foreseen. We could be negatively impacted if the value of our portfolio company holdings were harmed by such political or economic conditions or events. Moreover, such negative political and economic conditions and events could disrupt the processes necessary for our operations. This could create widespread business continuity issues for us and our portfolio companies and heightened cybersecurity, information security and operational risks as a result of, among other things, remote work arrangements.

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition of various forms of shelter in place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as furloughs or lay-offs of employees, (while such measures are hoped to be temporary, their impact may persist or become permanent); (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments, forbearance agreements and waivers of provisions of their credit agreements in order to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems in functioning of the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.  Further, even after the pandemic subsides, the U.S. economy, as well as most other major global economies may continue to experience a recession, and we anticipate our business could be materially and adversely affected by a prolonged recession in the U.S. and other major markets.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies. In many instances, the impact will be adverse and profound. For example, middle market companies in which we may invest are being significantly impacted by these emerging events and the uncertainty caused by these events. The effects of a public health emergency may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements, under the 1940 Act, (v) our ability to maintain our distributions at their current level or to pay them at all or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme disruption following the global outbreak of COVID-19. Such disruptions have been evidenced by volatility in global stock markets as a result of, among other things, uncertainty regarding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Significant changes or volatility in the capital markets may negatively affect the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the COVID-19 pandemic measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Significant changes in the capital markets, such as the disruption in economic activity caused by the COVID-19 pandemic, have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Further, current market conditions may make it difficult to raise equity capital, extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in a rising interest rate environment. If we are unable to raise new debt or refinance our existing debt, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage, and we may be unable to make new commitments or to fund existing commitments to our portfolio companies. Any inability to extend the maturity of or refinance our existing debt, or to obtain new debt, could have a material adverse effect on our business, financial condition or results of operations.

We are exposed to risks associated with changes in interest rates.

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). The U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that it intends not to compel panel banks to contribute to LIBOR after 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA reaffirmed the central assumption that firms cannot rely on LIBOR being published after the end of 2021. However, the outbreak of COVID-19 may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 outbreak on our transition plans. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our JPM Revolving Credit Facility. If we are unable to do so, amounts drawn under the JPM Revolving Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

10.1

Third Amendment to Loan and Security Agreement, dated as of April 3, 2020, among Goldman Sachs Private Middle Market Credit SPV LLC, as borrower, Goldman Sachs Private Middle Market Credit LLC, as portfolio manager, State Street Bank and Trust Company, in its capacities as collateral agent, collateral administrator, securities intermediary and bank, and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55660), filed on April 8, 2020).

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Date: May 15, 2020	/s/ Brendan McGovern
Brendan McGovern
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2020	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)