Form 10-Q
period 2020-06-30
Goldman Sachs Private Middle Market Credit LLC
filed 2020-08-12
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of the registrant’s limited liability company common units outstanding as of August 12, 2020 was 10,687,877.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 and our quarterly report on Form 10-Q for the quarter ended March 31, 2020, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ, from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,353,574 and $1,389,030)	$1,272,009	$1,358,034
Non-controlled affiliated investments (cost of $38,359 and $38,303)	43,483	42,477
Investments in affiliated money market fund (cost of $67,701 and $22,297)	67,701	22,297
Cash	21,115	17,681
Receivable for investments sold	267	112
Interest and dividends receivable	9,175	6,199
Deferred financing costs	3,378	3,113
Unrealized appreciation on foreign currency forward contracts	40	45
Other assets	268	123
Total assets	$1,417,436	$1,450,081
Liabilities
Debt	$466,079	$511,988
Interest and other debt expenses payable	5,670	7,283
Management fees payable	3,419	3,395
Incentive fees payable	12,861	26,747
Distribution payable	—	20,368
Directors’ fees payable	58	—
Accrued expenses and other liabilities	1,830	2,167
Total liabilities	$489,917	$571,948
Commitments and Contingencies (Note 8)
Members’ Capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (10,687,877 and 10,185,396 units issued and outstanding as of June 30, 2020 and December 31, 2019)	1,009,924	966,027
Distributable earnings	(82,405)	(87,894)
TOTAL MEMBERS’ CAPITAL	$927,519	$878,133
TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,417,436	$1,450,081
Net asset value per unit	$86.78	$86.21

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$30,081	$39,984	$62,552	$76,427
Other income	244	616	492	1,099
Total investment income from non-controlled/non-affiliated investments	30,325	40,600	63,044	77,526
From non-controlled affiliated investments:
Interest income	607	704	1,241	1,409
Dividend income	48	163	126	251
Other income	58	6	64	13
Total investment income from non-controlled affiliated investments	713	873	1,431	1,673
Total investment income	$31,038	$41,473	$64,475	$79,199
Expenses:
Interest and other debt expenses	$6,549	$8,700	$14,797	$17,880
Management fees	3,419	3,468	6,697	6,689
Incentive fees	12,861	2,258	(13,886)	4,655
Professional fees	368	464	664	781
Administration, custodian and transfer agent fees	285	334	576	633
Directors’ fees	62	92	123	182
Other expenses	201	288	391	398
Total expenses	$23,745	$15,604	$9,362	$31,218
NET INVESTMENT INCOME	$7,293	$25,869	$55,113	$47,981
Excise tax	$—	$37	$—	$37
NET INVESTMENT INCOME AFTER TAXES	$7,293	$25,832	$55,113	$47,944

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$(21,835)	$1	$(21,837)
Foreign currency forward contracts	63	—	96	10
Foreign currency transactions	(20)	27	(25)	28
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	25,391	7,271	(50,569)	(3,929)
Non-controlled affiliated investments	449	1,190	950	1,632
Foreign currency forward contracts	(93)	(54)	(5)	40
Foreign currency translations	(1,022)	(772)	(79)	445
Net realized and unrealized gains (losses)	$24,768	$(14,173)	$(49,631)	$(23,611)
(Provision) benefit for taxes on realized gain/loss on investments	$—	$182	$—	$182
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(97)	(360)	7	(471)
NET INCREASE IN MEMBERS’ CAPITAL RESULTING FROM OPERATIONS	$31,964	$11,481	$5,489	$24,044
Weighted average units outstanding	10,687,877	9,904,133	10,450,441	9,368,224
Net investment income per unit (basic and diluted)	$0.68	$2.61	$5.27	$5.12
Earnings per unit (basic and diluted)	$2.99	$1.16	$0.53	$2.57

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Members’ Capital at beginning of period	$895,555	$905,325	$878,133	$807,461
Increase in Members’ Capital resulting from operations:
Net investment income	$7,293	$25,832	$55,113	$47,944
Net realized gain (loss)	43	(21,808)	72	(21,799)
Net change in unrealized appreciation (depreciation)	24,725	7,635	(49,703)	(1,812)
(Provision) benefit for taxes on realized gain/loss on investments	—	182	—	182
(Provision) benefit for unrealized appreciation/depreciation on investments	(97)	(360)	7	(471)
Net increase in Members’ Capital resulting from operations	$31,964	$11,481	$5,489	$24,044
Distributions to Unitholders from:
Distributable earnings	$—	$(20,000)	$—	$(44,442)
Total distributions to Unitholders	$—	$(20,000)	$—	$(44,442)
Capital transactions:
Issuance of units	$—	$43,897	$43,897	$153,640
Net increase in Members’ Capital resulting from capital transactions	$—	$43,897	$43,897	$153,640
TOTAL INCREASE IN MEMBERS’ CAPITAL	$31,964	$35,378	$49,386	$133,242
Members’ Capital at end of period	$927,519	$940,703	$927,519	$940,703
Distributions declared per unit	$—	$1.97	$—	$4.50

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2020	June 30, 2019

Cash flows from operating activities:
Net increase in Members’ Capital resulting from operations:	$5,489	$24,044
Adjustments to reconcile net increase in Members’ Capital resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(26,360)	(290,691)
Payment-in-kind interest capitalized	(1,252)	(588)
Investments in affiliated money market fund, net	(45,404)	(32,363)
Proceeds from sales of investments and principal repayments	66,119	185,707
Net realized (gain) loss	4	21,837
Net change in unrealized (appreciation) depreciation on investments	49,619	2,297
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(11)	(49)
Amortization of premium and accretion of discount, net	(3,111)	(4,978)
Amortization of deferred financing costs	763	943
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(155)	—
(Increase) decrease in interest and dividends receivable	(2,976)	336
(Increase) decrease in other assets	(145)	149
Increase (decrease) in interest and other debt expenses payable	(1,613)	1,534
Increase (decrease) in management fees payable	24	558
Increase (decrease) in incentive fees payable	(13,886)	4,655
Increase (decrease) in directors’ fees payable	58	88
Increase (decrease) in accrued expenses and other liabilities	(337)	(312)
Net cash provided by (used for) operating activities	$26,826	$(86,833)
Cash flows from financing activities:
Proceeds from issuance of common units	$43,897	$153,640
Distributions paid	(20,368)	(49,942)
Financing costs paid	(1,028)	(950)
Borrowings on debt	91	133,110
Repayments of debt	(46,000)	(155,250)
Net cash provided by (used for) financing activities	$(23,408)	$80,608
Net increase (decrease) in cash	3,418	(6,225)
Effect of foreign exchange rate changes on cash and cash equivalents	16	9
Cash, beginning of period	17,681	25,548
Cash, end of period	$21,115	$19,332
Supplemental and non-cash activities
Interest expense paid	$14,274	$15,107
Accrued but unpaid excise tax expense	$—	$37
Accrued but unpaid distributions	$—	$20,000
Exchange of investments	$12,535	$15,844

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of June 30, 2020

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Investments at Fair Value - 141.83% #

1st Lien/Senior Secured Debt - 88.74%
Accuity Delivery Systems, LLC^ (1) (2) (3)	Health Care Providers & Services	8.32%	L + 7.00%; 1.00% Floor	06/13/2023	$15,350	$15,053	$15,504
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	8.46%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	20,775	20,593	19,944
Associations, Inc.(1) (2) (3) (4)	Real Estate Management & Development	8.46%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	4,549	3,225	3,082
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	7.46%	L + 6.00%; 1.00% Floor	07/30/2024	886	878	851
Brillio, LLC(1) (2) (3)	IT Services	5.75%	L + 4.75%; 1.00% Floor	02/06/2025	6,920	6,865	6,678
Brillio, LLC(1) (3) (4)	IT Services	5.75%	L + 4.75%; 1.00% Floor	02/06/2025	2,330	1,165	1,083
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology	8.50%	L + 7.50%; 1.00% Floor	05/15/2023	31,875	31,473	30,680
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology	8.50%	L + 7.50%; 1.00% Floor	05/15/2023	4,781	4,716	4,602
Businessolver.com, Inc.(1) (2) (3) (4)	Health Care Technology		L + 7.50%; 1.00% Floor	05/15/2023	3,984	(47)	(149)
Collaborative Imaging, LLC (dba Texas Radiology Associates)^^^ (1) (2) (3)	Health Care Providers & Services	7.50%	L + 6.50%; 1.00% Floor	03/28/2025	13,400	13,252	12,965
CorePower Yoga LLC(1) (2)	Diversified Consumer Services	5.61%	L + 4.75%	05/14/2025	15,661	15,464	14,095
CorePower Yoga LLC(1) (2) (4)	Diversified Consumer Services		L + 4.75%	05/14/2025	250	(3)	(25)
CorePower Yoga LLC(1) (2) (4)	Diversified Consumer Services		L + 4.75%	05/14/2025	1,070	(13)	(107)
Datacor Holdings, Inc.(2) (3)	Chemicals	9.50%		08/12/2022	13,693	13,578	13,454
Datacor Holdings, Inc.(3)	Chemicals	9.50%		08/12/2022	1,200	1,182	1,179
DDS USA Holding, Inc.(1) (2) (3)	Health Care Equipment & Supplies	6.25%	L + 5.25%; 1.00% Floor	06/30/2022	5,702	5,685	5,531
DDS USA Holding, Inc.(1) (2) (3)	Health Care Equipment & Supplies	6.25%	L + 5.25%; 1.00% Floor	06/30/2022	5,390	5,374	5,228
DDS USA Holding, Inc.(1) (2) (3)	Health Care Equipment & Supplies	6.25%	L + 5.25%; 1.00% Floor	06/30/2022	1,625	1,621	1,577
Diligent Corporation(1) (2) (3)	Professional Services	6.50%	L + 5.50%; 1.00% Floor	04/14/2022	€24,079	27,682	26,849
Diligent Corporation(1) (2) (3)	Professional Services	6.50%	L + 5.50%; 1.00% Floor	04/14/2022	5,759	5,719	5,716
Diligent Corporation(1) (2) (3)	Professional Services	6.50%	L + 5.50%; 1.00% Floor	04/14/2022	2,218	2,202	2,201
Diligent Corporation(1) (2) (3) (4)	Professional Services	6.50%	L + 5.50%; 1.00% Floor	04/14/2022	1,900	1,648	1,658
Diligent Corporation(1) (2) (3)	Professional Services	6.57%	L + 5.50%; 1.00% Floor	04/14/2022	763	757	757
Diligent Corporation(1) (2) (3)	Professional Services	6.50%	L + 5.50%; 1.00% Floor	04/14/2022	369	366	366
Diligent Corporation(1) (2) (3) (4)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	6,448	(44)	(48)
DocuTAP, Inc.(1) (2) (3)	Health Care Technology	6.50%	L + 5.50%; 1.00% Floor	05/12/2025	37,028	36,249	35,917
Empirix, Inc.(1) (2) (3)	Diversified Telecommunication Services	7.25%	L + 6.25%; 1.00% Floor	09/25/2024	33,211	32,772	31,384
Empirix, Inc.(1) (2) (3) (4)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,900	(22)	(105)
Fenergo Finance 3 Limited(1) (2) (3) (5)	Diversified Financial Services	7.00%	L + 6.00%; 1.00% Floor	09/05/2024	€26,900	30,855	29,693
Fenergo Finance 3 Limited(1) (2) (3) (4) (5)	Diversified Financial Services		L + 6.00%; 1.00% Floor	09/05/2024	1,785	(22)	(31)
Fenergo Finance 3 Limited(1) (2) (3) (4) (5)	Diversified Financial Services		L + 6.00%; 1.00% Floor	09/05/2024	€2,300	(33)	(45)
FWR Holding Corporation (dba First Watch Restaurants)(2) (3) (4)	Hotels, Restaurants & Leisure		L + 5.50%; 1.00% Floor	08/21/2023	67	—	(4)
FWR Holding Corporation (dba First Watch Restaurants)(2) (3)	Hotels, Restaurants & Leisure	6.50%	L + 5.50%; 1.00% Floor	08/21/2023	13,245	13,053	12,549
FWR Holding Corporation (dba First Watch Restaurants)(2) (3)	Hotels, Restaurants & Leisure	6.50%	L + 5.50%; 1.00% Floor	08/21/2023	2,646	2,609	2,507
FWR Holding Corporation (dba First Watch Restaurants)(2) (3)	Hotels, Restaurants & Leisure	6.50%	L + 5.50%; 1.00% Floor	08/21/2023	1,673	1,649	1,585
FWR Holding Corporation (dba First Watch Restaurants)(2) (3) (4)	Hotels, Restaurants & Leisure	7.10%	L + 5.50%; 1.00% Floor	08/21/2023	1,764	902	833
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services	7.05%	L + 6.00%; 1.00% Floor	09/04/2024	15,087	14,862	14,332
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services	7.00%	L + 6.00%; 1.00% Floor	09/04/2024	7,637	7,521	7,255
Gastro Health Holdco, LLC(1) (3)	Health Care Providers & Services	7.01%	L + 6.00%; 1.00% Floor	09/04/2024	7,325	7,229	6,958

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of June 30, 2020 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Gastro Health Holdco, LLC(1) (2) (3) (4)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2023	$3,100	$(40)	$(155)
Gastro Health Holdco, LLC(1) (3) (4)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2024	7,700	(57)	(385)
GlobalTranz Enterprises, Inc.(1) (2)	Road & Rail	5.18%	L + 5.00%	05/15/2026	12,073	11,862	9,296
Granicus, Inc.(1) (2) (3)	Software	5.75%	L + 4.75%; 1.00% Floor	09/07/2022	15,432	15,328	15,355
Hygiena Borrower LLC(2)	Life Sciences Tools & Services	5.02%	L + 4.00%; 1.00% Floor	08/26/2022	5,531	5,486	5,255
Hygiena Borrower LLC(2) (4)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	580	(4)	(29)
iCIMS, Inc.(1) (2)	Software	7.50%	L + 6.50%; 1.00% Floor	09/12/2024	45,158	44,481	43,464
iCIMS, Inc.(1)	Software	7.50%	L + 6.50%; 1.00% Floor	09/12/2024	8,317	8,178	8,005
iCIMS, Inc.(1) (4)	Software		L + 6.50%; 1.00% Floor	09/12/2024	2,822	(40)	(106)
Integral Ad Science, Inc.(1) (2) (3)	Interactive Media & Services	8.25%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	38,985	38,425	37,425
Integral Ad Science, Inc.(1) (2) (3) (4)	Interactive Media & Services		L + 6.00%; 1.00% Floor	07/19/2023	2,741	(34)	(110)
Internet Truckstop Group, LLC (dba Truckstop)(1) (2) (3)	Transportation Infrastructure	6.50%	L + 5.50%; 1.00% Floor	04/02/2025	34,155	33,450	33,045
Internet Truckstop Group, LLC (dba Truckstop)(1) (2) (3) (4)	Transportation Infrastructure		L + 5.50%; 1.00% Floor	04/02/2025	2,800	(56)	(91)
Lithium Technologies, Inc.(1) (2) (3)	Interactive Media & Services	9.00%	L + 8.00%; 1.00% Floor	10/03/2022	58,727	57,978	55,937
Lithium Technologies, Inc.(1) (2) (3) (4)	Interactive Media & Services	9.21%	L + 8.00%; 1.00% Floor	10/03/2022	4,046	1,977	1,831
Mailgun Technologies, Inc.(1) (2) (3)	Interactive Media & Services	6.58%	L + 5.50%; 1.00% Floor	03/26/2025	20,126	19,793	19,421
Mailgun Technologies, Inc.(1) (2) (3) (4)	Interactive Media & Services		L + 5.50%; 1.00% Floor	03/26/2025	2,370	1	(83)
Midwest Transport, Inc.(1) (2) (3)	Road & Rail	8.07%	L + 7.00%; 1.00% Floor	10/02/2023	17,520	17,398	17,476
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2) (3)	Health Care Technology	6.50%	L + 5.50%; 1.00% Floor	11/15/2024	31,160	30,661	30,536
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (3) (4)	Health Care Technology	6.50%	L + 5.50%; 1.00% Floor	11/15/2024	4,788	3,950	3,926
Netvoyage Corporation (dba NetDocuments)(1) (2) (3)	Software	8.83%	L + 7.75%; 1.00% Floor	03/22/2024	13,521	13,358	13,014
Netvoyage Corporation (dba NetDocuments)(1) (2) (3)	Software	8.83%	L + 7.75%; 1.00% Floor	03/24/2022	888	873	855
Netvoyage Corporation (dba NetDocuments)(1) (2) (3) (4)	Software		L + 7.75%; 1.00% Floor	03/24/2022	1,044	(7)	(39)
Picture Head Midco LLC(1) (2) (3)	Entertainment	7.75%	L + 6.75%; 1.00% Floor	08/31/2023	29,119	28,696	26,352
Power Stop, LLC(1) (2)	Auto Components	4.93%	L + 4.75%	10/19/2025	11,328	11,305	10,195
SF Home Décor, LLC (dba SureFit Home Décor)(1) (2) (3)	Household Products	10.75%	L + 9.75%; 1.00% Floor	07/13/2022	27,650	27,151	24,954
Shopatron, LLC (dba Kibo)(1) (3)	Internet & Direct Marketing Retail	9.08%	L + 8.00%; 1.00% Floor	12/18/2020	9,319	9,241	9,179
Shopatron, LLC (dba Kibo)(1) (3) (6)	Internet & Direct Marketing Retail	9.08%	L + 8.00%; 1.00% Floor	12/18/2020	2,872	2,867	2,829
SPay, Inc. (dba Stack Sports)(1) (2) (3)	Interactive Media & Services	8.82%	L + 7.75% (incl. 2.00% PIK); 1.00% Floor	06/17/2024	15,726	15,506	13,839
SPay, Inc. (dba Stack Sports)(1) (2) (3)	Interactive Media & Services	8.84%	L + 7.75% (incl. 2.00% PIK); 1.00% Floor	06/17/2024	1,153	1,137	1,015
SPay, Inc. (dba Stack Sports)(1) (2) (3)	Interactive Media & Services	8.97%	L + 7.75% (incl. 2.00% PIK); 1.00% Floor	06/17/2024	575	571	506
Viant Medical Holdings, Inc.(1) (2)	Health Care Equipment & Supplies	7.25%	L + 6.25%; 1.00% Floor	07/02/2025	19,510	19,208	17,949
VRC Companies, LLC (dba Vital Records Control)(2) (3)	Commercial Services & Supplies	7.50%	L + 6.50%; 1.00% Floor	03/31/2023	10,550	10,482	10,471
VRC Companies, LLC (dba Vital Records Control)(2) (3) (4)	Commercial Services & Supplies		L + 6.50%; 1.00% Floor	03/31/2022	264	(1)	(2)
Wine.com, LLC(1) (2) (3)	Beverages	8.00%	L + 7.00%; 1.00% Floor	11/14/2024	9,600	9,450	9,576
Wrike, Inc.(1) (2)	Professional Services	7.83%	L + 6.75%; 1.00% Floor	12/31/2024	34,190	33,625	33,165
Wrike, Inc.(1) (2) (4)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	2,400	(36)	(72)
Xactly Corporation(1) (2) (3)	IT Services	8.25%	L + 7.25%; 1.00% Floor	07/29/2022	40,879	40,457	40,061
Xactly Corporation(1) (2) (3) (4)	IT Services		L + 7.25%; 1.00% Floor	07/29/2022	2,554	(22)	(51)
Yasso, Inc.(1) (2) (3)	Food Products	8.82%	L + 7.75%; 1.00% Floor	03/23/2022	12,720	12,619	12,720
Total 1st Lien/Senior Secured Debt						851,232	823,028
1st Lien/Last-Out Unitranche (7) - 13.30%
Doxim, Inc.(1) (2) (3)	Diversified Financial Services	7.00%	L + 6.00%; 1.00% Floor	02/28/2024	30,800	30,129	29,645
Doxim, Inc.(1) (2) (3)	Diversified Financial Services	7.00%	L + 6.00%; 1.00% Floor	02/28/2024	23,822	23,317	22,929

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of June 30, 2020 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
RugsUSA, LLC(1) (2) (3)	Household Products	7.50%	L + 6.50%; 1.00% Floor	04/30/2023	$8,830	$8,776	$8,609
Smarsh, Inc.(1) (2) (3)	Interactive Media & Services	8.88%	L + 7.88%; 1.00% Floor	03/31/2021	55,571	55,309	54,876
Vantage Mobility International, LLC(2) (3)	Health Care Equipment & Supplies	7.00%	L + 6.00% PIK; 1.00% Floor	06/30/2023	11,015	11,015	6,830
Vantage Mobility International, LLC(2) (3)	Health Care Equipment & Supplies	7.00%	L + 6.00% PIK; 1.00% Floor	06/30/2023	721	721	447
Total 1st Lien/Last-Out Unitranche						129,267	123,336

2nd Lien/Senior Secured Debt - 35.74%
American Dental Partners, Inc.(1) (2) (3)	Health Care Providers & Services	9.50%	L + 8.50%; 1.00% Floor	09/25/2023	9,180	9,048	8,262
Chase Industries, Inc. (dba Senneca Holdings)(1) (2) (3) (8)	Building Products		11.00% PIK	05/11/2026	12,850	12,529	—
Chase Industries, Inc. (dba Senneca Holdings)(1) (2) (3)	Building Products	10.00% PIK	10.00% PIK	11/11/2025	12,850	11,318	10,408
ERC Finance, LLC (dba Eating Recovery Center)(1) (2) (3)	Health Care Providers & Services	9.22%	L + 8.22%; 1.00% Floor	09/22/2025	29,800	29,306	28,757
Genesis Acquisition Co. (dba ProCare Software)(1) (2) (3)	Diversified Financial Services	8.95%	L + 7.50%	07/31/2025	10,500	10,293	9,476
Genesis Acquisition Co. (dba ProCare Software)(1) (2) (3)	Diversified Financial Services	7.67%	L + 7.50%	07/31/2025	2,700	2,641	2,437
Hygiena Borrower LLC(2) (3)	Life Sciences Tools & Services	8.75%	L + 7.75%; 1.00% Floor	08/26/2023	2,810	2,773	2,684
Hygiena Borrower LLC(2) (3)	Life Sciences Tools & Services	8.75%	L + 7.75%; 1.00% Floor	08/26/2023	147	145	140
ICP Industrial, Inc.(1) (2) (3)	Chemicals	9.25%	L + 8.25%; 1.00% Floor	05/03/2024	30,700	30,191	29,549
Intelligent Medical Objects, Inc.(1) (2) (3)	Health Care Technology	9.50%	L + 8.50%; 1.00% Floor	12/22/2024	23,100	22,674	22,176
Market Track, LLC(1) (2) (3)	Media	8.75%	L + 7.75%; 1.00% Floor	06/05/2025	32,800	32,108	30,668
National Spine and Pain Centers, LLC(1) (2) (3)	Health Care Providers & Services	9.25%	L + 8.25%; 1.00% Floor	12/02/2024	28,500	27,922	26,505
Odyssey Logistics & Technology Corporation(1) (2)	Road & Rail	9.07%	L + 8.00%; 1.00% Floor	10/12/2025	28,152	27,674	22,522
Recipe Acquisition Corp. (dba Roland Foods)(2) (3)	Food Products	9.00%	L + 8.00%; 1.00% Floor	12/01/2022	20,000	19,787	19,150
SMB Shipping Logistics, LLC (dba Worldwide Express)(1) (2) (3)	Air Freight & Logistics	9.00%	L + 8.00%; 1.00% Floor	02/03/2025	33,333	32,920	31,000
Spectrum Plastics Group, Inc.(1) (2)	Containers & Packaging	8.07%	L + 7.00%	01/31/2026	9,975	9,937	7,481
USRP Holdings, Inc. (dba U.S. Retirement Partners)(1) (2) (3)	Insurance	9.75%	L + 8.75%; 1.00% Floor	09/29/2025	10,300	10,200	9,579
USRP Holdings, Inc. (dba U.S. Retirement Partners)(1) (2) (3)	Insurance	9.83%	L + 8.75%; 1.00% Floor	09/29/2025	1,716	1,700	1,596
Xcellence, Inc. (dba Xact Data Discovery)(1) (2) (3)	IT Services	9.75%	L + 8.75%; 1.00% Floor	06/22/2024	27,900	27,382	25,947
YI, LLC (dba Young Innovations)(1) (2) (3)	Health Care Equipment & Supplies	8.82%	L + 7.75%; 1.00% Floor	11/07/2025	22,903	22,388	19,983
Zep Inc.(1) (2)	Chemicals	9.32%	L + 8.25%; 1.00% Floor	08/11/2025	35,700	35,046	23,205
Total 2nd Lien/Senior Secured Debt						377,982	331,525

Unsecured Debt - 0.50%
Recipe Acquisition Corp. (dba Roland Foods)(3)	Food Products	13.25% PIK	13.25% PIK	12/21/2022	4,938	4,903	4,655
Total Unsecured Debt						4,903	4,655

Investment	Industry		Interest Rate		Par Amount/ Shares (++)	Cost	Fair Value
Preferred Stock - 1.89%
Accuity Delivery Systems, LLC^ (1) (3) (9) (10)	Health Care Providers & Services				145,695	$4,800	$9,120
Recipe Acquisition Corp. (dba Roland Foods)(3) (9) (10)	Food Products	11.00% PIK			1,600	1,496	2,103
Vantage Mobility International, LLC(3) (9) (10)	Health Care Equipment & Supplies				11,486,738	6,010	—
Wine.com, LLC(1) (3) (9) (10)	Beverages				337,425	2,900	6,263
Total Preferred Stock						15,206	17,486

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of June 30, 2020 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment	Industry	Interest Rate	Par Amount /Shares (++)	Cost	Fair Value
Common Stock - 1.66%
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B^^^ (1) (3) (10)	Health Care Providers & Services		12,370	$ 1,668	$ 2,119
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units^^^ (1) (3) (5) (9) (10)	Health Care Providers & Services		11,675	232	422
Country Fresh Holding Company Inc.(1) (3) (9) (10)	Food Products		986	1,232	224
Elah Holdings, Inc.^ (1) (3) (9) (10)	Capital Markets		69,386	3,354	3,353
National Spine and Pain Centers, LLC(1) (3) (9) (10)	Health Care Providers & Services		900	900	44
Vantage Mobility International, LLC(3) (9) (10)	Health Care Equipment & Supplies		5,371,684	—	—
Wrike, Inc.(1) (3) (9) (10)	Professional Services		5,247,296	3,260	8,448
Yasso, Inc.(1) (3) (9) (10)	Food Products		1,360	1,360	825
Total Common Stock				12,006	15,435

Portfolio Company	Industry		Units	Cost	Fair Value
Warrants - 0.00%
KDOR Holdings Inc. (dba Senneca Holdings)(1) (3) (10)	Building Products		1,487,240	$1,096	$—
KDOR Holdings Inc. (dba Senneca Holdings)(1) (3) (10)	Building Products		186,549	137	—
Recipe Acquisition Corp. (dba Roland Foods)(3) (10)	Food Products		44	104	27
Total Warrants				1,337	27

		Yield	Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund - 7.30%
Goldman Sachs Financial Square Government Fund – Institutional Shares^^^		0.15%(11)	67,700,695	$67,701	$67,701
Total Investments in Affiliated Money Market Fund				67,701	67,701

TOTAL INVESTMENTS - 149.13%				$1,459,634	$1,383,193

LIABILITIES IN EXCESS OF OTHER ASSETS - (49.13%)					$(455,674)

NET ASSETS - 100.00%					$927,519

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L") or alternate base rate (commonly based on the Prime Rate ("P")), at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of June 30, 2020, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.55%, 0.37%, 0.30%, 0.23%, 0.16% and 0.10%, respectively. As of June 30, 2020, P was 3.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2020.

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

(5)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2020 the aggregate fair value of these securities is $30,039 or 2.12% of the Company's total assets.

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

(8)	The investment is on non-accrual status as of June 30, 2020.

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of June 30, 2020 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(9)	Non-income producing security.
(10)

Securities exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2020, the aggregate fair value of these securities is $32,948 or 3.55% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC - Preferred Stock	06/13/2018
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B - Common Stock	03/30/2018
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units - Common Stock	03/30/2018
Country Fresh Holding Company Inc. - Common Stock	04/29/2019
Elah Holdings, Inc. - Common Stock	05/09/2018
KDOR Holdings Inc. (dba Senneca Holdings) - Warrants	05/29/2020
KDOR Holdings Inc. (dba Senneca Holdings) - Warrants	05/29/2020
National Spine and Pain Centers, LLC - Common Stock	06/02/2017
Recipe Acquisition Corp. (dba Roland Foods) - Preferred Stock	12/22/2016
Recipe Acquisition Corp. (dba Roland Foods) - Warrants	12/22/2016
Vantage Mobility International, LLC - Common Stock	05/23/2019
Vantage Mobility International, LLC - Preferred Stock	05/23/2019
Wine.com, LLC - Preferred Stock	11/14/2018
Wrike, Inc. - Common Stock	12/31/2018
Yasso, Inc. - Common Stock	03/23/2017

(11)	The rate shown is the annualized seven-day yield as of June 30, 2020.

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 254	EUR 228	07/06/2020	$(2)
Bank of America, N.A.	USD 480	EUR 390	07/06/2020	42
Bank of America, N.A.	USD 589	EUR 526	10/05/2020	(3)
Bank of America, N.A.	USD 575	EUR 510	01/05/2021	(1)
Bank of America, N.A.	USD 563	EUR 498	04/06/2021	—
Bank of America, N.A.	USD 560	EUR 492	07/06/2021	2
Bank of America, N.A.	USD 327	EUR 287	10/05/2021	2
				$40

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
Investments in Affiliated Money Market Fund -2.54%
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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2019, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2020. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Prepayment premiums	$154	$1,609	$154	$1,686
Accelerated amortization of upfront loan origination fees and unamortized discounts	$243	$1,963	$575	$2,545

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2020, the Company had an investment held in one portfolio company on non-accrual status, which represented 0.9% and 0.0% of the total investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) at amortized cost and at fair value, respectively. As of December 31, 2019, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2020 and December 31, 2019, the Company held an aggregate cash balance of $21,115 and $17,681. Foreign currency of $1,694 and $1,184 (acquisition cost of $1,666 and $1,172) is included in cash as of June 30, 2020 and December 31, 2019.

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

New Accounting Pronouncements

In March 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The Company adopted this ASU in June 2020 and this adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2020, the SEC adopted the final rule under SEC release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, amending certain disclosure requirements applicable to acquisitions and dispositions of businesses, including real estate operations and investment companies. The final rule is effective on January 1, 2021. Voluntary early adoption is permitted immediately, provided that the new rules are applied in their entirety from the date of early adoption. The Company is currently evaluating the impact of adopting the final rule on its consolidated financial statements.

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

For the three and six months ended June 30, 2020, Management Fees amounted to $3,419 and $6,697. As of June 30, 2020, $3,419 remained payable. For the three and six months ended June 30, 2019, Management Fees amounted to $3,468 and $6,689.

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

For the three and six months ended June 30, 2020, the Company accrued unvested Incentive Fees of $12,861 and $(13,886). As of June 30, 2020, $12,861 was payable in accordance with the terms of the Investment Advisory Agreement. For the three and six months ended June 30, 2019, the Company accrued unvested Incentive Fees of $2,258 and $4,655.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and six months ended June 30, 2020 and 2019, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and six months ended June 30, 2020, the Company incurred expenses for services provided by the Administrator and the Custodian of $264 and $530. As of June 30, 2020, $183 remained payable. For the three and six months ended June 30, 2019, the Company incurred expenses for services provided by the Administrator and the Custodian of $291 and $561.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three and six months ended June 30, 2020, the Company incurred expenses for services provided by the Transfer Agent of $21 and $46. As of June 30, 2020, $43 remained payable. For the three and six months ended June 30, 2019, the Company incurred expenses for services provided by the Transfer Agent of $43 and $72.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2020
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$22,297	$278,752	$(233,348)	$—	$—	$67,701	$126
Accuity Delivery Systems, LLC	22,915	43	—	—	1,666	24,624	759
Collaborative Imaging, LLC (dba Texas Radiology Associates)	16,208	13	—	—	(715)	15,506	546
Elah Holdings, Inc.	3,354	—	—	—	(1)	3,353	—
Total Non-Controlled Affiliates	$64,774	$278,808	$(233,348)	$—	$950	$111,184	$1,431

For the Year Ended December 31, 2019
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$—	$1,104,839	$(1,082,542)	$—	$—	$22,297	$456
Accuity Delivery Systems, LLC	20,688	80	—	—	2,147	22,915	1,568
Collaborative Imaging, LLC (dba Texas Radiology Associates)	15,400	24	—	—	784	16,208	1,384
Elah Holdings, Inc.	3,354	—	—	—	—	3,354	—
Total Non-Controlled Affiliates	$39,442	$1,104,943	$(1,082,542)	$—	$2,931	$64,774	$3,408

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due To Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of June 30, 2020 and December 31, 2019, there were $0 and $168, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4.	INVESTMENTS

The Company’s investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	June 30, 2020		December 31, 2019
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$851,232	$823,028	$875,704	$870,024
1st Lien/Last-Out Unitranche	129,267	123,336	128,264	127,206
2nd Lien/Senior Secured Debt	377,982	331,525	391,151	369,656
Unsecured Debt	4,903	4,655	4,898	4,877
Preferred Stock	15,206	17,486	15,206	15,954
Common Stock	12,006	15,435	12,006	12,699
Warrants	1,337	27	104	95
Total Investments	$1,391,933	$1,315,492	$1,427,333	$1,400,511

The industry composition of the Company’s portfolio at fair value and net assets was as follows:

	June 30, 2020		December 31, 2019
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Interactive Media & Services	14.0%	19.9%	13.4%	21.4%
Health Care Providers & Services	10.0	14.2	10.2	16.3
Health Care Technology	9.7	13.8	9.2	14.7
Diversified Financial Services	7.2	10.1	6.7	10.6
Software	6.1	8.7	8.7	13.9
Professional Services	6.0	8.5	5.4	8.6
IT Services	5.6	7.9	5.3	8.5
Chemicals	5.1	7.3	4.5	7.1
Health Care Equipment & Supplies	4.4	6.2	4.7	7.5
Road & Rail	3.7	5.3	4.0	6.3
Food Products	3.0	4.3	2.9	4.6
Household Products	2.6	3.6	2.6	4.1
Transportation Infrastructure	2.5	3.6	2.4	3.8
Diversified Telecommunication Services	2.4	3.4	2.1	3.4
Air Freight & Logistics	2.4	3.3	2.3	3.7
Media	2.3	3.3	2.2	3.6
Entertainment	2.0	2.8	2.0	3.3
Real Estate Management & Development	1.8	2.6	1.7	2.7
Hotels, Restaurants & Leisure	1.3	1.9	1.4	2.2
Beverages	1.2	1.7	0.9	1.4
Diversified Consumer Services	1.1	1.5	0.9	1.5
Internet & Direct Marketing Retail	0.9	1.3	0.9	1.4
Insurance	0.8	1.2	0.9	1.4
Commercial Services & Supplies	0.8	1.1	0.8	1.2
Building Products	0.8	1.1	1.7	2.7
Auto Components	0.8	1.1	0.8	1.3
Life Sciences Tools & Services	0.6	0.9	0.6	1.0
Containers & Packaging	0.6	0.8	0.6	0.9
Capital Markets	0.3	0.4	0.2	0.4
Total	100.0%	141.8%	100.0%	159.5%

The geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	June 30, 2020	December 31, 2019
United States	97.7%	97.9%
Ireland	2.3	2.1
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The table below presents the valuation techniques and the nature of significant inputs generally used in determining the fair value of Level 2 and Level 3 Instruments.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of June 30, 2020 and December 31, 2019. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of June 30, 2020
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured	$681,943	Discounted cash flows	Discount Rate	5.9% - 16.6%	9.0%
1st Lien/Last-Out Unitranche	123,336	Discounted cash flows	Discount Rate	8.6% - 23.7%	10.8%
2nd Lien/Senior Secured	267,909	Discounted cash flows	Discount Rate	10.1% - 13.3%	11.0%
	10,408	Comparable multiples	EV/EBITDA(6)	7.2x - 22.3x	10.5x
Unsecured Debt	4,655	Discounted cash flows	Discount Rate	3.3% - 6.8%	16.0%
Equity
Preferred Stock	$6,263	Comparable multiples	EV/Revenue	1.4x - 3.8x	1.1x
	11,223	Comparable multiples	EV/EBITDA(6)	10.0x - 18.2x	16.6x
Common Stock	5,894	Discounted cash flows	Discount Rate	13.1% - 31.5%	24.3%
	8,654	Comparable multiples	EV/Revenue	2.5x - 11.9x	11.6x
	887	Comparable multiples	EV/EBITDA(6)	9.7x - 10.0x	9.8x
Warrants	27	Comparable multiples	EV/EBITDA(6)	8.8x - 19.0x	10.0x

As of December 31, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured	$769,884	Discounted cash flows	Discount Rate	6.5% - 13.3%	8.9%
1st Lien/Last-Out Unitranche	127,206	Discounted cash flows	Discount Rate	8.5% - 10.7%	9.9%
2nd Lien/Senior Secured	301,375	Discounted cash flows	Discount Rate	9.9% - 12.4%	10.7%
Unsecured Debt	4,877	Discounted cash flows	Discount Rate	3.8% - 5.2%	13.7%
Equity
Preferred Stock	$3,155	Comparable multiples	EV/Revenue	1.0x - 3.2x	1.3x
	12,799	Comparable multiples	EV/EBITDA(6)	7.8x - 19.0x	15.3x
Common Stock	6,396	Discounted cash flows	Discount Rate	13.9% - 31.0%	23.9%
	4,709	Comparable multiples	EV/Revenue	2.3x - 9.7x	9.4x
	1,594	Comparable multiples	EV/EBITDA(6)	8.5x - 12.7x	10.0x
Warrants	95	Comparable multiples	EV/EBITDA(6)	10.7x - 19.9x	12.4x

(1)

Included within Level 3 assets of $1,251,903 is an amount of $130,704 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,077,843 or 88.4% of Level 3 bank loans, corporate debt, and other debt obligations.

(2)

Included within Level 3 assets of $1,287,719 is an amount of $55,629 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,203,342 or 95.6% of Level 3 bank loans, corporate debt, and other debt obligations.

(3)

The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the Level 3 balance encompasses both of these techniques.

(4)	The range for an asset category consisting of a single investment represents the relevant market data considered in determining the fair value of the investment.
(5)

Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

(6)	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2020 and December 31, 2019. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2020				December 31, 2019
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$33,586	$789,442	$823,028	$—	$62,361	$807,663	$870,024
1st Lien/Last-Out Unitranche	—	—	123,336	123,336	—	—	127,206	127,206
2nd Lien/Senior Secured Debt	—	30,003	301,522	331,525	—	50,431	319,225	369,656
Unsecured Debt	—	—	4,655	4,655	—	—	4,877	4,877
Preferred Stock	—	—	17,486	17,486	—	—	15,954	15,954
Common Stock	—	—	15,435	15,435	—	—	12,699	12,699
Warrants	—	—	27	27	—	—	95	95
Affiliated Money Market Fund	67,701	—	—	67,701	22,297	—	—	22,297
Total assets	$67,701	$63,589	$1,251,903	$1,383,193	$22,297	$112,792	$1,287,719	$1,422,808
Foreign currency forward contracts (asset)(1)	$—	$40	$—	$40	$—	$45	$—	$45

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2020
1st Lien/Senior Secured Debt	$807,663	$21,154	$(6)	$(18,412)	$(25,109)	$1,733	$15,357	$(12,938)	$789,442	$(18,471)
1st Lien/Last-Out Unitranche	127,206	1,187	—	(4,873)	(499)	315	—	—	123,336	(4,873)
2nd Lien/Senior Secured Debt	319,225	13,968	—	(19,683)	(12,535)	547	—	—	301,522	(19,683)
Unsecured Debt	4,877	—	—	(228)	—	6	—	—	4,655	(228)
Preferred Stock	15,954	—	—	1,532	—	—	—	—	17,486	1,532
Common Stock	12,699	—	—	2,736	—	—	—	—	15,435	2,736
Warrants	95	1,234	—	(1,302)	—	—	—	—	27	(1,302)
Total assets	$1,287,719	$37,543	$(6)	$(40,230)	$(38,143)	$2,601	$15,357	$(12,938)	$1,251,903	$(40,289)
For the Six Months Ended June 30, 2019
1st Lien/Senior Secured Debt	$741,446	$221,630	$(10)	$(552)	$(108,456)	$2,896	$—	$—	$856,954	$(81)
1st Lien/Last-Out Unitranche	163,253	14,232	(10,236)	1,450	(49,397)	1,065	—	—	120,367	1,416
2nd Lien/Senior Secured Debt	406,928	22,961	(12,341)	2,430	(40,904)	947	—	(46,595)	333,426	181
Unsecured Debt	4,295	—	—	6	—	5	—	—	4,306	6
Preferred Stock	12,159	6,010	750	(593)	(1,750)	—	—	—	16,576	(123)
Common Stock	11,285	1,232	—	3,484	—	—	—	—	16,001	3,484
Warrants	130	—	—	(41)	—	—	—	—	89	(41)
Total assets	$1,339,496	$266,065	$(21,837)	$6,184	$(200,507)	$4,913	$—	$(46,595)	$1,347,719	$4,842

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)	Transfers in were primarily due to decreased price transparency.
(3)	Transfers out were primarily due to increased price transparency.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2020 and December 31, 2019, approximates its carrying value because the JPM Revolving Credit Facility has variable interest based on selected short term rates.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of June 30, 2020 and December 31, 2019, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities (which includes the Revolving Credit Facilities) was 298% and 270%.

The Company’s outstanding debt was as follows:

	June 30, 2020			December 31, 2019
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Revolving Credit Facility(1)	$514,250	$46,000	$466,079	$605,000	$90,750	$511,988
Total Debt	$514,250	$46,000	$466,079	$605,000	$90,750	$511,988

(1)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2020, the Company had outstanding borrowings denominated in USD of $408,893 and in Euros (EUR) of 50,900. As of December 31, 2019, the Company had outstanding borrowings denominated in USD of $454,893 and in EUR of 50,900.

The combined weighted average interest rates of the aggregate borrowings outstanding for the six months ended June 30, 2020 and for the year ended December 31, 2019 were 5.07% and 5.73%.

JPM Revolving Credit Facility

On November 21, 2017, SPV entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, collateral administrator, bank and securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company also acts as the Company’s transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian. The Company amended the JPM Revolving Credit Facility on August 17, 2018, December 10, 2018, February 22, 2019 and April 3, 2020.

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

The JPM Revolving Credit Facility is a multicurrency facility. As of June 30, 2020, the total commitments under the JPM Revolving Credit Facility were $514,250. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fourth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $6,077 were incurred in connection with obtaining and amending the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of June 30, 2020 and December 31, 2019, outstanding deferred financing costs were $3,378 and $3,113.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Borrowing interest expense	$6,137	$7,962	$12,856	$15,486
Facility fees	59	196	1,178	335
Amortization of financing costs	353	409	763	779
Total	$6,549	$8,567	$14,797	$16,600
Weighted average interest rate	4.85%	5.90%	5.07%	5.97%
Average outstanding balance	$508,407	$541,493	$509,718	$522,978

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

The below table presents the summary information of the BoA Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Borrowing interest expense	N/A	$54	N/A	$1,089
Facility fees	N/A	14	N/A	26
Amortization of financing costs	N/A	66	N/A	165
Total	N/A	$134	N/A	$1,280
Weighted average interest rate	N/A	5.04%	N/A	5.07%
Average outstanding balance	N/A	$4,266	N/A	$43,315

7.	DERIVATIVES

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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included in the Consolidated Statements of Financial Condition as due to/due from broker. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that they believe to be in good standing and by monitoring the financial stability of those counterparties.

For the three and six months ended June 30, 2020, the Company’s average USD notional exposure to foreign currency forward contracts were $3,537 and $3,870. For the three and six months ended June 30, 2019, the Company’s average USD notional exposure to foreign currency forward contracts were $3,373 and $3,737.

The table below sets forth the Company’s net exposure to foreign currency forward contracts by counterparty that are subject to ISDA Master Agreements or similar agreements:

	Presented on the Consolidated Statements of Financial Condition
	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
June 30, 2020
Bank of America, N.A.	$40	$—	$40	$—	$40

December 31, 2019
Bank of America, N.A.	$45	$—	$45	$—	$45

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net realized gain (loss) on foreign currency forward contracts	$63	$—	$96	$10
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(93)	(54)	(5)	40
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(30)	$(54)	$91	$50

8.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2020			December 31, 2019
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,097,430	$60,359	95%	$1,097,430	$104,256	91%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of June 30, 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

		Unfunded Commitment Balances(2)		Fair Value(3)
	Commitment Expiration Date(1)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
1st Lien/Senior Secured Debt
Diligent Corporation	12/19/2020	$6,448	$6,448	$(48)	$(64)
Brillio, LLC	2/6/2021	1,165	2,330	(41)	(23)
CorePower Yoga LLC	5/14/2021	250	2,854	(25)	(43)
Associations, Inc.	7/30/2021	1,285	1,378	(51)	(14)
Gastro Health Holdco, LLC	9/13/2021	7,700	7,700	(385)	(116)
FWR Holding Corporation (dba First Watch Restaurants)	12/20/2021	67	—	(4)	—
Netvoyage Corporation (dba NetDocuments)	3/24/2022	1,044	1,044	(39)	(13)
VRC Companies, LLC (dba Vital Records Control)	3/31/2022	264	118	(2)	(1)
Diligent Corporation	4/14/2022	228	228	(2)	(2)
Xactly Corporation	7/29/2022	2,554	2,554	(51)	(32)
Hygiena Borrower LLC	8/26/2022	580	580	(29)	(12)
Lithium Technologies, Inc.	10/3/2022	2,023	4,046	(96)	(61)
Businessolver.com, Inc.	5/15/2023	3,984	2,391	(149)	(42)
Integral Ad Science, Inc.	7/19/2023	2,741	2,741	(110)	(41)
FWR Holding Corporation (dba First Watch Restaurants)	8/21/2023	838	265	(44)	(3)
Gastro Health Holdco, LLC	9/4/2023	3,100	3,100	(155)	(46)
Empirix, Inc.	9/25/2023	1,900	1,900	(105)	(190)
Fenergo Finance 3 Limited	9/5/2024	2,585	2,580	(45)	(19)
Fenergo Finance 3 Limited	9/5/2024	1,785	1,785	(31)	(13)
iCIMS, Inc.	9/12/2024	2,822	2,822	(106)	(49)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	11/15/2024	766	3,447	(15)	(60)
Wrike, Inc.	12/31/2024	2,400	2,400	(72)	(48)
Mailgun Technologies, Inc.	3/26/2025	2,370	2,370	(83)	(41)
Internet Truckstop Group, LLC (dba Truckstop)	4/2/2025	2,800	2,800	(91)	(42)
CorePower Yoga LLC	5/14/2025	1,070	1,070	(107)	(16)
Datacor Holdings, Inc.	2/1/2020	—	800	—	(8)
Gastro Health Holdco, LLC	4/13/2020	—	1,138	—	(17)
GlobalTranz Enterprises, Inc.	5/15/2020	—	3,147	—	(283)
Hygiena Borrower LLC	6/29/2020	—	863	—	(17)
DDS USA Holding, Inc.	6/30/2022	—	1,463	—	(7)
SPay, Inc. (dba Stack Sports)	6/17/2024	—	577	—	(19)
Associations, Inc.	7/30/2024	—	886	—	(9)
Total 1st Lien/Senior Secured Debt		$52,769	$67,825	$(1,886)	$(1,351)
1st Lien/Last-Out Unitranche
Vantage Mobility International, LLC	9/9/2021	—	$717	—	$(65)
Total 1st Lien/Last-Out Unitranche		$—	$717	$—	$(65)
2nd Lien/Senior Secured Debt
Hygiena Borrower LLC	6/29/2020	—	$883	—	$(15)
Genesis Acquisition Co. (dba ProCare Software)	7/31/2020	—	2,700	—	(68)
USRP Holdings, Inc. (dba U.S. Retirement Partners)	3/29/2020	—	884	—	(9)
Total 2nd Lien/Senior Secured Debt		$—	$4,467	$—	$(92)
Total		$52,769	$73,009	$(1,886)	$(1,508)

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

9.	MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2020
March 27, 2020	502,481	$43,897
Total capital drawdowns	502,481	$43,897

For the Six Months Ended June 30, 2019
February 22, 2019	689,032	$65,846
March 28, 2019	455,946	43,897
April 29, 2019	234,200	21,949
May 30, 2019	232,747	21,948
Total capital drawdowns	1,611,925	$153,640

Distributions

The Company did not make a distribution for the six months ended June 30, 2020.

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Six Months Ended June 30, 2019
February 20, 2019	March 29, 2019	April 26, 2019	$2.53
May 7, 2019	June 28, 2019	July 26, 2019	$1.97

10.EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net increase in Members’ Capital resulting from operations	$31,964	$11,481	$5,489	$24,044
Weighted average Units outstanding	10,687,877	9,904,133	10,450,441	9,368,224
Basic and diluted earnings per unit	$2.99	$1.16	$0.53	$2.57

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

11.	FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Per Unit Data:(1)
NAV, beginning of period	$86.21	$94.83
Net investment income (loss)	5.27	5.12
Net realized and unrealized gains (losses)(2)	(4.70)	(2.53)
Income tax provision, realized and unrealized gains	—	(0.03)
Net increase (decrease) in net assets resulting from operations(2)	0.57	2.56
Distributions declared:
From net investment income	—	(4.50)
Total distributions declared	—	(4.50)
Total increase (decrease) in net assets	0.57	(1.94)
NAV, end of period	$86.78	$92.89
Units outstanding, end of period	10,687,877	10,127,096
Weighted average units outstanding	10,450,441	9,368,224
Total return based on NAV(3)	0.66%	2.70%
Ratio/Supplemental Data:
Members’ Capital, end of period	$927,519	$940,703
Ratio of net expenses to average Members’ Capital(4)	3.67%	6.60%
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital(4)	1.88%	1.96%
Ratio of interest and other debt expenses to average Members’ Capital(4)	3.35%	4.11%
Ratio of incentive fees to average Members’ Capital(4)	(1.56)%	0.53%
Ratio of total expenses to average Members’ Capital(4)	3.67%	6.60%
Ratio of net investment income (loss) to average Members’ Capital(4)	10.91%	11.59%
Average debt outstanding	$509,718	$566,293
Average debt per unit(5)	$48.77	$60.45
Portfolio turnover	3%	14%

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

On August 5, 2020, GSAM, subject to prior authorization by the Board of Directors, declared a $25,000 distribution payable on August 28, 2020 to Unitholders of record as of August 6, 2020.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through June 30, 2020, we have originated $2.17 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Impact of COVID-19 Pandemic

Governments around the world remain highly focused on mitigating the risk of further spread of COVID-19 and continue to manage their response to the crisis, which has included measures such as quarantines, travel restrictions and business curtailments. COVID-19 has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity and our portfolio companies’ results of operations and by extension our operating results. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, which are highly uncertain and cannot be predicted.

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles The largest five industries in our investment portfolio as of June 30, 2020 are Interactive Media & Services, Health Care Providers & Service, Health Care Technology, Diversified Financial Services and Software. As of June 30, 2020, 1.3% of our investment portfolio at fair value is in Hotels, Restaurants and Leisure, Textiles, Apparel and Luxury Goods, Oil, Gas and Consumable Fuels, Airlines, and Multi-line and Specialty Retail industries, industries which may be significantly adversely impacted by the COVID-19 pandemic, however economic indicators generally improved as the quarter progressed, following significant declines in the first quarter, as businesses began to reopen and the government continued to maintain liquidity in the capital markets and provide fiscal stimulus to support the economy. Given the unprecedented nature of COVID-19, the operating environment of our portfolio companies is evolving rapidly.  Business disruption experienced by our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from our investments companies and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our stockholders. As a result, we may be required to reduce the future amount of distributions to our stockholders. We continue to closely monitor our investment portfolio in order to be positioned to respond appropriately.

In response to the COVID-19 pandemic, Goldman Sachs activated and has continued to execute on its business continuity planning (the “BCP”) strategy. Goldman Sachs’ priority has been to safeguard its employees and to ensure continuity of business operations. Goldman Sachs has a central team that continues to manage its COVID-19 response, which is led by its chief administrative officer and chief medical officer. As a result of the execution of Goldman Sachs’ BCP, the vast majority of its employees continue to work remotely. Goldman Sachs has been focused on establishing policies and protocols that will enable a phased return to office, taking into account the readiness of people, communities and facilities.  Our systems and infrastructure have continued to support our business operations. We have maintained regular and active communication across senior management, the rest of our private credit group and our board of directors (the “Board of Directors”). Furthermore, we have ongoing dialogues with our vendors to ensure they continue to meet our criteria for business continuity.

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

Revenues

We generate revenues in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) income. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date.

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

Expenses

Our primary operating expenses include the payment of the management fee (the “Management Fee”) and the incentive fee (the “Incentive Fee”) to the Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. Pursuant to an investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”), Company expenses borne by us in the ordinary course on an annual basis (excluding Management Fees, Incentive Fees, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to us by holders of common units of our limited liability company interests (“Units”); provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. We bear all other expenses of our operations and transactions in accordance with our Investment Advisory Agreement and administration agreement (the “Administration Agreement”), including:

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

Leverage

The JPM Revolving Credit Facility allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of June 30, 2020 and December 31, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility and the revolving credit facility with Bank of America, N.A., the “BoA Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities")

was 298% and 270%. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as the Company, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	As of
	June 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$851.23	$823.03	62.5%	$875.70	$870.02	62.2%
First Lien/Last-Out Unitranche	129.26	123.33	9.4	128.26	127.21	9.1
Second Lien/Senior Secured Debt	377.98	331.52	25.2	391.15	369.65	26.4
Unsecured Debt	4.90	4.66	0.4	4.90	4.88	0.3
Preferred Stock	15.21	17.49	1.3	15.21	15.95	1.1
Common Stock	12.01	15.43	1.2	12.01	12.70	0.9
Warrants	1.34	0.03	0.0	0.10	0.10	0.0
Total Investments	$1,391.93	$1,315.49	100.0%	$1,427.33	$1,400.51	100.0%

The weighted average yield of our portfolio by asset type (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.1%	9.1%	8.8%	8.9%
First Lien/Last-Out Unitranche(2)(3)	9.1	11.0	10.0	10.2
Second Lien/Senior Secured Debt(2)	9.4	12.2	10.6	11.7
Unsecured Debt(2)	13.5	16.1	13.6	13.8
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	8.4%	9.8%	9.2%	9.6%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
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

As of June 30, 2020, the total portfolio weighted average yield measured at amortized cost and fair value was 8.4% and 9.8%, as compared to

9.2% and 9.6%, at December 31, 2019. Within Second Lien/Senior Secured Debt, the decrease in weighted average yield at amortized cost was primarily driven by one investment placed on non-accrual status.  Within Unsecured Debt, the increase in weighted average yield at fair value was primarily driven by the increased market volatility, economic disruption, and wider credit spreads resulting from the recent

COVID-19 pandemic.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.):

	As of
	June 30, 2020	December 31, 2019
Number of portfolio companies	58	60
Percentage of performing debt bearing a floating rate(1)	97.7%	98.6%
Percentage of performing debt bearing a fixed rate(1)(2)	2.3%	1.4%
Weighted average leverage (net debt/EBITDA)(3)	5.9x	6.1x
Weighted average interest coverage(3)	2.5x	2.2x
Median EBITDA(3)	$36.0 million	$40.3 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of June 30, 2020 and December 31, 2019, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 28.3% and 20.7%, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

	As of
	June 30, 2020		December 31, 2019
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	1,131.06	86.0	1,370.03	97.8
Grade 3	184.43	14.0	30.48	2.2
Grade 4	—	—	—	—
Total Investments	$1,315.49	100.0%	$1,400.51	100.0%

The increase in investments with a grade 3 investment performance rating as of June 30, 2020 compared to December 31, 2019 was primarily driven by increased market volatility, economic disruption, and wider credit spreads resulting from the recent COVID-19 pandemic, however economic indicators generally improved as the quarter progressed, following significant declines in the first quarter, as businesses began to reopen and the government continued to maintain liquidity in the capital markets and provide fiscal stimulus to support the economy. Given the unprecedented nature of COVID-19, the operating environment of our portfolio companies is evolving rapidly. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “Impact of COVID-19 Pandemic.”

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.):

	As of
	June 30, 2020		December 31, 2019
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,379.40	99.1%	$1,427.33	100.0%
Non-accrual	12.53	0.9	—	—
Total Investments	$1,391.93	100.0%	$1,427.33	100.0%

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

The following table shows our investment activity by investment type:

	For the Three Months Ended
	June 30, 2020	June 30, 2019
	($ in millions)
New investments committed at cost:
Gross originations	$0.07	$67.70
Less: Syndications(1)	—	—
Net amount of new investments committed at cost:	$0.07	$67.70
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$0.07	$57.46
First Lien/Last-Out Unitranche	—	2.15
Second Lien/Senior Secured Debt	—	8.09
Total	$0.07	$67.70
Proceeds from investments sold or repaid(9):
First Lien/Senior Secured Debt	$1.56	$92.36
First Lien/Last-Out Unitranche	0.36	34.64
Second Lien/Senior Secured Debt	15.40	0.10
Preferred Stock	—	1.75
Total	$17.32	$128.85
Net increase (decrease) in portfolio	$(17.25)	$(61.15)
Number of new portfolio companies with new investment commitments(3)	—	2
Total new investment commitment amount in new portfolio companies(3)	$—	$31.90
Average new investment commitment amount in new portfolio companies(3)	$—	$15.95
Number of existing portfolio companies with new investment commitments(3)	1	7
Total new investment commitment amount in existing portfolio companies(3)	$0.07	$35.80
Weighted average remaining term for new investment commitments (in years)(3)(4)	3.1	5.3
Percentage of new debt investment commitments at floating interest rates(3)(10)	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)(10)	0.0%	0.0%
Weighted average yield on new debt and income producing investment commitments(2)(3)(5)	6.5%	9.0%
Weighted average yield on new investment commitments(2)(3)(6)	6.5%	9.0%
Weighted average yield on debt and income producing investments sold or paid down(7)(9)	9.8%	10.2%
Weighted average yield on investments sold or paid down(8)(9)	9.8%	10.0%

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close of the investment.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
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

(9)	Excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
(10)	Computed based on amount of investments committed at cost.

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	($ in millions)
Total investment income	$31.04	$41.47	$64.47	$79.20
Net expenses	23.75	15.60	9.36	31.22
Net investment income	7.29	25.87	55.11	47.98
Excise tax expense	—	0.04	—	0.04
Net investment income after taxes	7.29	25.83	55.11	47.94
Net realized gain (loss) on investments	—	(21.83)	—	(21.84)
Net realized gain (loss) on foreign currency transactions	0.04	0.03	0.07	0.04
Net unrealized appreciation (depreciation) on investments	25.84	8.46	(49.62)	(2.30)
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	(1.11)	(0.83)	(0.08)	0.49
Income tax (provision) benefit, realized and unrealized gain/loss	(0.10)	(0.18)	0.01	(0.29)
Net increase in Members’ Capital resulting from operations	$31.96	$11.48	$5.49	$24.04

Net increase (decrease) in Members’ Capital resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	($ in millions)
Interest	$30.69	$40.69	$63.79	$77.84
Dividend income	0.05	0.16	0.13	0.25
Other income	0.30	0.62	0.55	1.11
Total investment income	$31.04	$41.47	$64.47	$79.20

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, decreased from $40.69 million for the three months ended June 30, 2019 to $30.69 million for the three months ended June 30, 2020, primarily due to a decrease in the size of our portfolio. The amortized cost of the portfolio decreased from $1,496.75 million as of June 30, 2019 to $1,391.93 million as of June 30, 2020. Included in interest for the three months ended June 30, 2020 and 2019 is $0.15 million and $1.61 million, in prepayment premiums and $0.24 million and $1.96 million, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, decreased from $77.84 million for the six months ended June 30, 2019 to $63.79 million for the six months ended June 30, 2020, primarily due to a decrease in the size of our portfolio. The amortized cost of the portfolio decreased from $1,496.75 million as of June 30, 2019 to $1,391.93 million as of June 30, 2020. Included in interest for the six months ended June 30, 2020 and 2019 is $0.15 million and $1.69 million, respectively, in prepayment premiums and $0.58 million and $2.55 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend and other income

Dividend and other income for the three and six months ended June 30, 2020 remained relatively consistent as compared to the three and six months ended June 30, 2019.

Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	($ in millions)
Interest and other debt expenses	$6.55	$8.70	$14.80	$17.88
Management fees	3.42	3.47	6.70	6.69
Incentive fees	12.86	2.26	(13.89)	4.66
Professional fees	0.37	0.46	0.66	0.78
Administration, custodian and transfer agent fees	0.29	0.33	0.58	0.63
Directors’ fees	0.06	0.09	0.12	0.18
Other expenses	0.20	0.29	0.39	0.40
Total expenses	$23.75	$15.60	$9.36	$31.22

Interest and other debt expenses

Interest and other debt expenses decreased from $8.70 million for the three months ended June 30, 2019 to $6.55 million for the three months ended June 30, 2020. This was primarily due to a decrease in the average aggregate daily borrowings from $545.76 million to $508.41 million, which was driven by a decrease in the size of our portfolio.

Interest and other debt expenses decreased from $17.88 million for the six months ended June 30, 2019 to $14.80 million for the six months ended June 30, 2020. This was primarily due to a decrease in the average aggregate daily borrowings from $566.29 million to $509.72 million, which was driven by a decrease in the size of our portfolio.

Management Fees and Incentive Fees

Management Fees for the three and six months ended June, 2020 remained relatively consistent as compared to the three and six months ended June 30, 2019. The accrual for Incentive Fees increased from $2.26 million for the three months ended June 30, 2019 to $12.86 million for the three months ended June 30, 2020. The accrual for Incentive Fees decreased from $4.66 million for the six months ended June 30, 2019 to $(13.89) million for the six months ended June 30, 2020. This was primarily due to the partial reversal of the Incentive Fees payable as of December 31, 2019.

Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses for the three and six months ended June 30, 2020 remained relatively consistent as compared to the three and six months ended June 30, 2019.

Net Realized Gains (Losses) and Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in millions)
Vantage Mobility International, LLC	$—	$(10.24)	$—	$(10.24)
Country Fresh Holding Company Inc.	—	(12.34)	—	(12.34)
Other, net	—	0.75	—	0.74
Net realized gain (loss)	$—	$(21.83)	$—	$(21.84)

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

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	($ in millions)
Unrealized appreciation	$40.89	$19.99	$16.01	$10.20
Unrealized depreciation	(15.05)	(11.53)	(65.63)	(12.50)
Net change in unrealized appreciation (depreciation) on investments	$25.84	$8.46	$(49.62)	$(2.30)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
	($ in millions)
Portfolio Company:
Other, net(1)	$19.84	$(32.00)
Zep Inc.	8.90	5.31
Wine.com, LLC	3.65	3.26
Odyssey Logistics & Technology Corporation	2.99	(4.68)
Empirix, Inc.	2.27	1.55
Wrike, Inc.	2.12	3.50
Accuity Delivery Systems, LLC	0.46	1.67
YI, LLC (dba Young Innovations)	0.10	(2.38)
Picture Head Midco LLC	(0.03)	(2.39)
SPay, Inc. (dba Stack Sports)	(0.29)	(1.55)
SF Home Décor, LLC (dba SureFit Home Décor)	(0.53)	(1.76)
KDOR Holdings Inc. (dba Senneca Holdings)	(1.23)	(1.23)
Vantage Mobility International, LLC	(2.18)	(6.43)
Chase Industries, Inc. (dba Senneca Holdings)	(10.23)	(12.49)
Total	$25.84	$(49.62)

(1)

For the three and six months ended June 30, 2020, other, net includes gross unrealized appreciation of $20.40 million and $0.72 million, respectively, and gross unrealized depreciation of $(0.56) million and $(32.72) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the three and six months ended June 30, 2020 continued to be impacted by the COVID-19 pandemic, however economic indicators generally improved as the quarter progressed, following significant declines in the first quarter, as businesses began to reopen and the government continued to maintain liquidity in the capital markets and provide fiscal stimulus to support the economy. Given the unprecedented nature of COVID-19, the operating environment of our portfolio companies is evolving rapidly. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “—Impact of COVID-19 Pandemic.” In addition, the net change in unrealized appreciation (depreciation) was primarily driven by the unrealized depreciation in Chase Industries, Inc. (dba Senneca Holdings), which was placed on non-accrual status due to financial underperformance, partially offset by the unrealized appreciation in Zep Inc., which was due to financial improvement.

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

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
	($ in millions)
Portfolio Company:
Country Fresh Holding Company Inc.	$12.17	$2.09
Other, net(1)	1.55	0.56
Vantage Mobility International, LLC	1.31	0.53
Fenergo Finance 3 Limited	0.77	0.06
Continuum Managed Services LLC	0.64	0.83
Wrike, Inc.	0.63	1.13
Continuum Managed Services LLC - Class B	0.60	1.45
DocuTAP, Inc.	0.54	0.54
Accuity Delivery Systems, LLC	0.46	1.04
Spectrum Plastics Group, Inc.	(0.21)	(0.35)
Datacor Holdings, Inc.	(0.47)	(0.49)
You Fit, LLC	(0.52)	0.03
Empirix, Inc.	(0.82)	(0.84)
Datto, Inc.	(0.91)	(0.51)
Zep Inc.	(7.28)	(8.37)
Total	$8.46	$(2.30)

(1)

For the three and six months ended June 30, 2019, other, net includes gross unrealized appreciation of $2.87 million and $2.50 million, respectively, and gross unrealized depreciation of $(1.32) million and $(1.94) million, respectively.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to the JPM Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2020 and December 31, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility and the revolving credit facility with Bank of America, N.A., the “BoA Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities") was 298% and 270%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of June 30, 2020, we had cash of approximately $21.12 million, an increase of $3.43 million from December 31, 2019. In addition, as of June 30, 2020, we had an investment in a money market fund managed by an affiliate of Group Inc. of $45.40 million. Cash provided by operating activities for the six months ended June 30, 2020 was approximately $26.83 million, primarily driven by net purchases of investments in the affiliated money market fund of $45.40 million, offset by an increase in Members’ Capital resulting from operations of $5.49 million, other operating activities of $26.98 million and net sales of investments of $39.76 million. Cash used by financing activities for the six months ended June 30, 2020 was approximately $23.41 million, primarily driven by proceeds from the issuance of common Units of $43.90 million, offset by net repayments on debt of $45.91 million, distributions paid of $20.37 million and other financing activities of $1.03 million.

As of June 30, 2019, we had cash of approximately $19.33 million, a decrease of $6.22 million from December 31, 2018. In addition, as of June 30, 2019, we had an investment in a money market fund managed by an affiliate of Group Inc. of $32.36 million. Cash used by operating activities for the six months ended June 30, 2019 was approximately $86.83 million, primarily driven by net purchases of investments of $104.98 million, net purchases of investments in the affiliated money market fund of $32.36 million, offset by other operating activities of $26.47 million and an increase in Members’ Capital resulting from operations of $24.04 million. Cash provided by financing activities for the six months ended June 30, 2019 was approximately $80.61 million, primarily driven by proceeds from the issuance of common Units of $153.64 million, offset by net repayments on debt of $22.14 million, distributions paid of $49.94 million and other financing activities of $0.95 million.

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

We had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2020			December 31, 2019
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$60.36	95%	$1,097.43	$104.26	91%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2020
March 27, 2020	502,481	$43.90
Total capital drawdowns	502,481	$43.90

For the Six Months Ended June 30, 2019
February 22, 2019	689,032	$65.84
March 28, 2019	455,946	43.90
April 29, 2019	234,200	21.95
May 30, 2019	232,747	21.95
Total capital drawdowns	1,611,925	$153.64

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

The following table shows our contractual obligations as of June 30, 2020:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Revolving Credit Facility	$408.89	$—	$408.89	$—	$—
JPM Revolving Credit Facility	€50.90	€—	€50.90	€—	€—

Euro (“€”)

JPM Revolving Credit Facility

On November 21, 2017, Goldman Sachs Private Middle Market Credit SPV LLC (“SPV”), our wholly-owned subsidiary, entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, collateral administrator, bank and securities intermediary and we serve as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company also acts as our transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian. The Company amended the JPM Revolving Credit Facility on August 17, 2018, December 10, 2018, February 22, 2019 and April 3, 2020.

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

The JPM Revolving Credit Facility is a multicurrency facility. As of June 30, 2020, the total commitments under the JPM Revolving Credit Facility were $514.25 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fourth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2020, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2020	December 31, 2019
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$52.77	$67.82
First Lien/Last-Out Unitranche	—	0.72
Second Lien/Senior Secured Debt	—	4.47
Total	$52.77	$73.01

As of June 30, 2020, we had aggregate Commitments and undrawn Commitments from investors as follows:

	June 30, 2020
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$60.36	95%

RECENT DEVELOPMENTS

On August 5, 2020, GSAM, subject to prior authorization by the Board of Directors, declared a $25,000 distribution payable on August 28, 2020 to Unitholders of record as of August 6, 2020.

We generally expect to pay quarterly distributions to our stockholders out of assets legally available for distribution. For the quarter ending September 30, 2020, we did not declare a distribution, reflecting our desire to increase our net equity capital position. For a description of our distribution policy, see Note 2 “Significant Accounting Policies – Distributions” to our consolidated financial statements included in this report.

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

As of June 30, 2020 and December 31, 2019, on a fair value basis, approximately 2.3% and 1.4%, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 97.7% and 98.6%, of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2020 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2020 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$23.17	$(12.97)	$10.20
Up 200 basis points	13.15	(8.65)	4.50
Up 100 basis points	3.13	(4.32)	(1.19)
Up 75 basis points	0.79	(3.24)	(2.45)
Up 50 basis points	0.26	(2.16)	(1.90)
Up 25 basis points	0.13	(1.08)	(0.95)
Down 25 basis points	(0.11)	1.08	0.97
Down 50 basis points	(0.13)	1.31	1.18
Down 75 basis points	(0.13)	1.31	1.18
Down 100 basis points	(0.13)	1.31	1.18
Down 200 basis points	(0.13)	1.31	1.18
Down 300 basis points	(0.13)	1.31	1.18

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Social, political, economic and other conditions and events will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which the Company and its investments are exposed. In addition, global economies and financial markets are increasingly interconnected, and political, economic and other conditions and events in one country, region, or financial market may adversely impact issuers in a different country, region or financial market. Furthermore, the occurrence of, among other events, natural or man-made disasters, severe weather or geological events, fires, floods, earthquakes, outbreaks of disease (such as COVID-19, avian influenza or H1N1/09), epidemics, pandemics, malicious acts, cyber-attacks, terrorist acts or the occurrence of climate change, may also adversely impact our performance from time to time. Such events may result in, and have resulted in, closing borders, securities exchange closures, health screenings, healthcare service delays, quarantines, cancellations, supply chain disruptions, lower consumer demand, market volatility and general uncertainty. Such events have adversely impacted and may continue to adversely impact our portfolio companies and markets and economies over the short- and long-term, including in ways that cannot necessarily be foreseen. We have been, and may continue to be negatively impacted if the value of our portfolio company holdings were harmed by such political or economic conditions or events. Moreover, such negative political and economic conditions and events have disrupted and could continue to disrupt the processes necessary for our operations. This has created and may continue to create widespread business continuity issues for us and our portfolio companies and heightened cybersecurity, information security and operational risks as a result of, among other things, remote work arrangements.

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. While several countries, as well as certain states in the United States, have begun to lift the public health restrictions with a view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition of various forms of shelter in place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as furloughs or lay-offs of employees, (while such measures are hoped to be temporary, their impact may persist or become permanent); (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments, forbearance agreements and waivers of provisions of their credit agreements in order to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems in functioning of the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.  Further, even after the pandemic subsides, the U.S. economy, as well as most other major global economies may continue to experience a recession, and we anticipate our business could be materially and adversely affected by a prolonged recession in the U.S. and other major markets.

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

Significant changes or volatility in the capital markets have negatively affected, and may continue to negatively affect, the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the COVID-19 pandemic measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Significant changes in the capital markets, such as the disruption in economic activity caused by the COVID-19 pandemic, have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and other global economic conditions, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. While the Federal Reserve recently decreased its federal funds target rate in response to the COVID-19 pandemic, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

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

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. Further, rising interest rates could adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Date: August 12, 2020	/s/ Brendan McGovern
Brendan McGovern
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 12, 2020	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)