Form 10-Q
period 2020-09-30
Goldman Sachs Private Middle Market Credit LLC
filed 2020-11-05
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of the registrant’s limited liability company common units outstanding as of November 5, 2020 was 10,687,877.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 and our quarterly report on Form 10-Q for the quarter ended June 30, 2020, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ, from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,323,338 and $1,389,030)	$1,263,774	$1,358,034
Non-controlled affiliated investments (cost of $38,388 and $38,303)	43,921	42,477
Investments in affiliated money market fund (cost of $88,821 and $22,297)	88,821	22,297
Cash	24,563	17,681
Receivable for investments sold	466	112
Interest and dividends receivable	10,364	6,199
Deferred financing costs	4,063	3,113
Unrealized appreciation on foreign currency forward contracts	—	45
Other assets	259	123
Total assets	$1,436,231	$1,450,081
Liabilities
Debt	$468,571	$511,988
Interest and other debt expenses payable	4,660	7,283
Management fees payable	3,489	3,395
Incentive fees payable	31,769	26,747
Distribution payable	—	20,368
Unrealized depreciation on foreign currency forward contracts	108	—
Directors’ fees payable	61	—
Accrued expenses and other liabilities	2,084	2,167
Total liabilities	$510,742	$571,948
Commitments and Contingencies (Note 8)
Members’ Capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (10,687,877 and 10,185,396 units issued and outstanding as of September 30, 2020 and December 31, 2019)	984,924	966,027
Distributable earnings	(59,435)	(87,894)
TOTAL MEMBERS’ CAPITAL	$925,489	$878,133
TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,436,231	$1,450,081
Net asset value per unit	$86.59	$86.21

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$29,969	$36,948	$92,521	$113,375
Other income	880	516	1,372	1,615
From non-controlled affiliated investments:
Interest income	596	692	1,837	2,101
Dividend income	36	167	162	418
Other income	6	8	70	21
Total investment income	$31,487	$38,331	$95,962	$117,530
Expenses:
Interest and other debt expenses	$4,996	$8,580	$19,793	$26,460
Management fees	3,489	3,514	10,186	10,203
Incentive fees	18,908	2,100	5,022	6,755
Professional fees	338	334	1,002	1,115
Directors’ fees	62	95	185	277
Other general and administrative expenses	490	557	1,457	1,588
Total expenses	$28,283	$15,180	$37,645	$46,398
NET INVESTMENT INCOME BEFORE TAXES	$3,204	$23,151	$58,317	$71,132
Excise tax	$—	$(37)	$—	$—
NET INVESTMENT INCOME AFTER TAXES	$3,204	$23,188	$58,317	$71,132

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$(9)	$1	$(21,846)
Foreign currency forward contracts	35	46	131	56
Foreign currency transactions	36	(11)	11	17
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	22,001	(9,313)	(28,568)	(13,242)
Non-controlled affiliated investments	409	508	1,359	2,140
Foreign currency forward contracts	(148)	69	(153)	109
Foreign currency translations	(2,473)	2,359	(2,552)	2,804
Net realized and unrealized gains (losses)	$19,860	$(6,351)	$(29,771)	$(29,962)
(Provision) benefit for taxes on realized gain/loss on investments	$—	$—	$—	$182
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(94)	(151)	(87)	(622)
NET INCREASE IN MEMBERS’ CAPITAL FROM OPERATIONS	$22,970	$16,686	$28,459	$40,730
Weighted average units outstanding	10,687,877	10,134,067	10,530,164	9,626,310
Net investment income per unit (basic and diluted)	$0.30	$2.29	$5.54	$7.39
Earnings per unit (basic and diluted)	$2.15	$1.65	$2.70	$4.23

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Members’ Capital at beginning of period	$927,519	$940,703	$878,133	$807,461
Increase in Members’ Capital from operations:
Net investment income	$3,204	$23,188	$58,317	$71,132
Net realized gain (loss)	71	26	143	(21,773)
Net change in unrealized appreciation (depreciation)	19,789	(6,377)	(29,914)	(8,189)
(Provision) benefit for taxes on realized gain/loss on investments	—	—	—	182
(Provision) benefit for unrealized appreciation/depreciation on investments	(94)	(151)	(87)	(622)
Net increase in Members’ Capital from operations	$22,970	$16,686	$28,459	$40,730
Distributions to Unitholders from:
Return of capital	$(25,000)	$—	$(25,000)	$—
Distributable earnings	$—	$(33,311)	$—	$(77,753)
Total distributions to Unitholders	$(25,000)	$(33,311)	$(25,000)	$(77,753)
Capital transactions:
Issuance of units	$—	$5,487	$43,897	$159,127
Net increase in Members’ Capital from capital transactions	$—	$5,487	$43,897	$159,127
TOTAL INCREASE (DECREASE) IN MEMBERS’ CAPITAL	$(2,030)	$(11,138)	$47,356	$122,104
Members’ Capital at end of period	$925,489	$929,565	$925,489	$929,565
Distributions declared per unit	$2.34	$3.27	$2.34	$7.77

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019

Cash flows from operating activities:
Net increase in Members’ Capital from operations:	$28,459	$40,730
Adjustments to reconcile net increase in Members’ Capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(34,463)	(321,935)
Payment-in-kind interest capitalized	(2,211)	(1,147)
Investments in affiliated money market fund, net	(66,524)	(20,274)
Proceeds from sales of investments and principal repayments	106,959	224,983
Net realized (gain) loss	4	21,854
Net change in unrealized (appreciation) depreciation on investments	27,209	11,102
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	126	(61)
Amortization of premium and accretion of discount, net	(4,682)	(6,771)
Amortization of deferred financing costs	1,107	1,359
(Increase) decrease in receivable for investments sold	(354)	7
(Increase) decrease in receivable for common units sold	—	(6)
(Increase) decrease in interest and dividends receivable	(4,165)	743
(Increase) decrease in other assets	(136)	65
Increase (decrease) in interest and other debt expenses payable	(2,623)	1,517
Increase (decrease) in management fees payable	94	604
Increase (decrease) in incentive fees payable	5,022	6,755
Increase (decrease) in directors’ fees payable	61	88
Increase (decrease) in accrued expenses and other liabilities	(83)	(391)
Net cash provided by (used for) operating activities	$53,800	$(40,778)
Cash flows from financing activities:
Proceeds from issuance of common units	$43,897	$159,127
Distributions paid	(45,368)	(69,942)
Financing costs paid	(2,057)	(950)
Borrowings on debt	2,583	130,710
Repayments of debt	(46,000)	(155,250)
Net cash provided by (used for) financing activities	$(46,945)	$63,695
Net increase (decrease) in cash	6,855	22,917
Effect of foreign exchange rate changes on cash and cash equivalents	27	(48)
Cash, beginning of period	17,681	25,548
Cash, end of period	$24,563	$48,417
Supplemental and non-cash activities
Interest expense paid	$19,869	$23,069
Accrued but unpaid deferred financing and debt issuance costs	$—	$14
Accrued but unpaid distributions	$—	$33,311
Exchange of investments	$13,769	$15,844

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of September 30, 2020

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Investments at Fair Value - 141.29% #

1st Lien/Senior Secured Debt - 86.72%
Accuity Delivery Systems, LLC^ (1) (2) (3)	Health Care Providers & Services	8.00%	L + 7.00%; 1.00% Floor	06/13/2023	$15,350	$15,076	$15,734
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	8.00%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	20,933	20,761	20,095
Associations, Inc.(1) (2) (3) (4)	Real Estate Management & Development	8.23%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	4,582	4,479	4,332
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	7.00%	L + 6.00%; 1.00% Floor	07/30/2024	886	879	851
Brillio, LLC(1) (2) (3)	IT Services	5.75%	L + 4.75%; 1.00% Floor	02/06/2025	6,903	6,850	6,747
Brillio, LLC(1) (3) (4)	IT Services	5.75%	L + 4.75%; 1.00% Floor	02/06/2025	2,330	1,165	1,113
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology	8.50%	L + 7.50%; 1.00% Floor	05/15/2023	31,875	31,504	31,078
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology	8.50%	L + 7.50%; 1.00% Floor	05/15/2023	4,781	4,721	4,662
Businessolver.com, Inc.(1) (2) (3) (4)	Health Care Technology		L + 7.50%; 1.00% Floor	05/15/2023	3,984	(43)	(100)
Collaborative Imaging, LLC (dba Texas Radiology Associates)^^^ (1) (2) (3)	Health Care Providers & Services	7.50%	L + 6.50%; 1.00% Floor	03/28/2025	13,400	13,258	12,998
CorePower Yoga LLC(1) (2)	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK); 1.00% Floor	05/14/2025	15,268	15,071	12,978
CorePower Yoga LLC(1) (2) (4)	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK); 1.00% Floor	05/14/2025	1,070	201	54
Datacor Holdings, Inc.(2) (3)	Chemicals	9.50%		08/12/2022	13,693	13,590	13,488
Datacor Holdings, Inc.(3)	Chemicals	9.50%		08/12/2022	1,200	1,184	1,182
Datacor Holdings, Inc.(3) (4)	Chemicals	9.50%		08/12/2022	1,600	784	776
DDS USA Holding, Inc.(1) (2) (3)	Health Care Equipment & Supplies	6.75%	L + 5.75%; 1.00% Floor	06/30/2022	5,687	5,673	5,630
DDS USA Holding, Inc.(1) (2) (3)	Health Care Equipment & Supplies	6.75%	L + 5.75%; 1.00% Floor	06/30/2022	5,375	5,361	5,321
DDS USA Holding, Inc.(1) (2) (3) (4)	Health Care Equipment & Supplies	6.75%	L + 5.75%; 1.00% Floor	06/30/2022	1,625	809	796
Diligent Corporation(1) (2)	Professional Services	7.25%	L + 6.25%; 1.00% Floor	08/04/2025	€24,018	27,422	27,456
Diligent Corporation(1)	Professional Services	7.25%	L + 6.25%; 1.00% Floor	08/04/2025	15,518	15,306	15,130
Diligent Corporation(1) (2) (4)	Professional Services		L + 6.25%; 1.00% Floor	08/04/2025	1,900	(36)	(47)
DocuTAP, Inc.(1) (2) (3)	Health Care Technology	6.50%	L + 5.50%; 1.00% Floor	05/12/2025	36,935	36,191	35,919
Empirix, Inc.(1) (2) (3)	Diversified Telecommunication Services	7.25%	L + 6.25%; 1.00% Floor	09/25/2024	33,129	32,714	32,135
Empirix, Inc.(1) (2) (3) (4)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,900	(20)	(57)
Fenergo Finance 3 Limited(1) (2) (3) (5)	Diversified Financial Services	7.00%	L + 6.00%; 1.00% Floor	09/05/2024	€26,900	30,876	31,145
Fenergo Finance 3 Limited(1) (2) (3) (4) (5)	Diversified Financial Services		L + 6.00%; 1.00% Floor	09/05/2024	1,785	(21)	(22)
Fenergo Finance 3 Limited(1) (2) (3) (4) (5)	Diversified Financial Services		L + 6.00%; 1.00% Floor	09/05/2024	€2,300	(31)	(34)
FWR Holding Corporation (dba First Watch Restaurants)(2) (3) (4)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK); 1.00% Floor	08/21/2023	67	—	(2)
FWR Holding Corporation (dba First Watch Restaurants)(2) (3)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK); 1.00% Floor	08/21/2023	13,234	13,056	12,770
FWR Holding Corporation (dba First Watch Restaurants)(2) (3)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK); 1.00% Floor	08/21/2023	2,644	2,610	2,552
FWR Holding Corporation (dba First Watch Restaurants)(2) (3)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK); 1.00% Floor	08/21/2023	1,672	1,650	1,613
FWR Holding Corporation (dba First Watch Restaurants)(2) (3) (4)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK); 1.00% Floor	08/21/2023	1,764	(22)	(62)
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services	7.02%	L + 6.00%; 1.00% Floor	09/04/2024	15,048	14,836	14,409
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services	7.00%	L + 6.00%; 1.00% Floor	09/04/2024	7,618	7,508	7,294
Gastro Health Holdco, LLC(1) (3)	Health Care Providers & Services	7.01%	L + 6.00%; 1.00% Floor	09/04/2024	7,306	7,216	6,996
Gastro Health Holdco, LLC(1) (2) (3) (4)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2023	3,100	(37)	(132)
Gastro Health Holdco, LLC(1) (3) (4)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2024	7,700	(54)	(327)
GlobalTranz Enterprises, Inc.(1) (2)	Road & Rail	5.16%	L + 5.00%	05/15/2026	12,043	11,840	10,146

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of September 30, 2020 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Hygiena Borrower LLC(2)	Life Sciences Tools & Services	5.00%	L + 4.00%; 1.00% Floor	08/26/2022	$5,426	$5,387	$5,318
Hygiena Borrower LLC(2) (4)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	580	(4)	(12)
iCIMS, Inc.(1) (2) (3)	Software	7.50%	L + 6.50%; 1.00% Floor	09/12/2024	45,158	44,516	44,368
iCIMS, Inc.(1) (3)	Software	7.50%	L + 6.50%; 1.00% Floor	09/12/2024	8,317	8,185	8,171
iCIMS, Inc.(1) (3) (4)	Software		L + 6.50%; 1.00% Floor	09/12/2024	2,822	(37)	(49)
Integral Ad Science, Inc.(1) (2) (3)	Interactive Media & Services	8.25%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	39,109	38,580	37,643
Integral Ad Science, Inc.(1) (2) (3) (4)	Interactive Media & Services		L + 6.00%; 1.00% Floor	07/19/2023	2,741	(31)	(103)
Internet Truckstop Group, LLC (dba Truckstop)(1) (2) (3)	Transportation Infrastructure	6.50%	L + 5.50%; 1.00% Floor	04/02/2025	34,069	33,398	33,387
Internet Truckstop Group, LLC (dba Truckstop)(1) (2) (3) (4)	Transportation Infrastructure		L + 5.50%; 1.00% Floor	04/02/2025	2,800	(53)	(56)
Lithium Technologies, Inc.(1) (2) (3)	Interactive Media & Services	9.00%	L + 8.00%; 1.00% Floor	10/03/2022	58,727	58,053	56,231
Lithium Technologies, Inc.(1) (2) (3) (4)	Interactive Media & Services	9.21%	L + 8.00%; 1.00% Floor	10/03/2022	4,046	633	502
Mailgun Technologies, Inc.(1) (2) (3)	Interactive Media & Services	6.00%	L + 5.00%; 1.00% Floor	03/26/2025	20,075	19,758	20,075
Mailgun Technologies, Inc.(1) (2) (3) (4)	Interactive Media & Services		L + 5.00%; 1.00% Floor	03/26/2025	2,370	1	—
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2) (3)	Health Care Technology	6.50%	L + 5.50%; 1.00% Floor	11/15/2024	31,081	30,608	30,614
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (3) (4)	Health Care Technology	6.50%	L + 5.50%; 1.00% Floor	11/15/2024	4,788	2,805	2,801
Netvoyage Corporation (dba NetDocuments)(1) (2) (3)	Software	8.75%	L + 7.75%; 1.00% Floor	03/22/2024	13,487	13,333	13,048
Netvoyage Corporation (dba NetDocuments)(1) (2) (3)	Software	8.75%	L + 7.75%; 1.00% Floor	03/22/2024	886	873	857
Netvoyage Corporation (dba NetDocuments)(1) (2) (3) (4)	Software		L + 7.75%; 1.00% Floor	03/24/2022	1,044	(6)	(34)
Picture Head Midco LLC(1) (2) (3)	Entertainment	8.25%	L + 7.25% (incl. 0.50% PIK); 1.00% Floor	08/31/2023	29,119	28,628	26,498
Power Stop, LLC(1) (2)	Auto Components	4.65%	L + 4.50%	10/19/2025	11,299	11,277	10,734
SF Home Décor, LLC (dba SureFit Home Décor)(1) (2) (3)	Household Products	10.75%	L + 9.75%; 1.00% Floor	07/13/2022	27,524	27,084	24,841
Shopatron, LLC (dba Kibo)(1) (3)	Internet & Direct Marketing Retail	9.00%	L + 8.00%; 1.00% Floor	12/18/2020	9,295	9,259	9,225
Shopatron, LLC (dba Kibo)(1) (3) (6)	Internet & Direct Marketing Retail	9.00%	L + 8.00%; 1.00% Floor	12/18/2020	2,865	2,871	2,857
SPay, Inc. (dba Stack Sports)(1) (2) (3)	Interactive Media & Services	8.75%	L + 7.75% (incl. 2.00% PIK); 1.00% Floor	06/17/2024	15,971	15,763	14,054
SPay, Inc. (dba Stack Sports)(1) (2) (3)	Interactive Media & Services	8.84%	L + 7.75% (incl. 2.00% PIK); 1.00% Floor	06/17/2024	1,168	1,153	1,028
SPay, Inc. (dba Stack Sports)(1) (2) (3)	Interactive Media & Services	8.97%	L + 7.75% (incl. 2.00% PIK); 1.00% Floor	06/17/2024	582	579	513
Viant Medical Holdings, Inc.(1) (2)	Health Care Equipment & Supplies	7.25%	L + 6.25%; 1.00% Floor	07/02/2025	19,460	19,173	18,487
VRC Companies, LLC (dba Vital Records Control)(2) (3)	Commercial Services & Supplies	7.50%	L + 6.50%; 1.00% Floor	03/31/2023	10,523	10,460	10,444
VRC Companies, LLC (dba Vital Records Control)(2) (3) (4)	Commercial Services & Supplies		L + 6.50%; 1.00% Floor	03/31/2022	264	(1)	(2)
Wine.com, LLC(1) (2) (3)	Beverages	8.00%	L + 7.00%; 1.00% Floor	11/14/2024	9,600	9,458	9,576
Wrike, Inc.(1) (2) (3)	Professional Services	7.75%	L + 6.75%; 1.00% Floor	12/31/2024	34,190	33,651	34,191
Wrike, Inc.(1) (2) (3) (4)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	2,400	(34)	—
Xactly Corporation(1) (2) (3)	IT Services	8.25%	L + 7.25%; 1.00% Floor	07/29/2022	40,879	40,505	40,163
Xactly Corporation(1) (2) (3) (4)	IT Services		L + 7.25%; 1.00% Floor	07/29/2022	2,554	(19)	(45)
Yasso, Inc.(1) (2) (3)	Food Products	8.75%	L + 7.75%; 1.00% Floor	03/23/2022	12,683	12,596	12,683
Total 1st Lien/Senior Secured Debt						820,729	802,625

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of September 30, 2020 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
1st Lien/Last-Out Unitranche (7) - 13.41%
Doxim, Inc.(1) (2) (3)	Diversified Financial Services	7.00%	L + 6.00%; 1.00% Floor	02/28/2024	$30,800	$30,170	$30,030
Doxim, Inc.(1) (2) (3)	Diversified Financial Services	7.00%	L + 6.00%; 1.00% Floor	02/28/2024	23,822	23,347	23,227
RugsUSA, LLC(1) (2) (3)	Household Products	7.00%	L + 6.00%; 1.00% Floor	04/30/2023	8,813	8,763	8,769
Smarsh, Inc.(1) (2) (3)	Interactive Media & Services	8.88%	L + 7.88%; 1.00% Floor	03/31/2021	55,214	55,039	54,662
Vantage Mobility International, LLC(2) (3)	Health Care Equipment & Supplies	7.00%	L + 6.00% PIK; 1.00% Floor	06/30/2023	12,007	12,007	7,444
Total 1st Lien/Last-Out Unitranche						129,326	124,132

2nd Lien/Senior Secured Debt - 36.92%
American Dental Partners, Inc.(1) (2) (3)	Health Care Providers & Services	9.50%	L + 8.50%; 1.00% Floor	09/25/2023	$9,180	$9,057	$8,446
Chase Industries, Inc. (dba Senneca Holdings)(1) (2) (3) (8)	Building Products		11.00% PIK	05/11/2026	12,850	12,529	—
Chase Industries, Inc. (dba Senneca Holdings)(1) (2) (3)	Building Products	10.00% PIK	10.00% PIK	11/11/2025	12,850	11,369	10,505
ERC Finance, LLC (dba Eating Recovery Center)(1) (2) (3)	Health Care Providers & Services	9.22%	L + 8.22%; 1.00% Floor	09/22/2025	29,800	29,324	28,757
Genesis Acquisition Co. (dba ProCare Software)(1) (2) (3)	Diversified Financial Services	7.80%	L + 7.50%	07/31/2025	10,500	10,301	9,502
Genesis Acquisition Co. (dba ProCare Software)(1) (2) (3)	Diversified Financial Services	7.80%	L + 7.50%	07/31/2025	2,700	2,643	2,443
Hygiena Borrower LLC(2) (3)	Life Sciences Tools & Services	8.75%	L + 7.75%; 1.00% Floor	08/26/2023	2,810	2,775	2,712
Hygiena Borrower LLC(2) (3)	Life Sciences Tools & Services	8.75%	L + 7.75%; 1.00% Floor	08/26/2023	147	145	142
ICP Industrial, Inc.(1) (2) (3)	Chemicals	9.25%	L + 8.25%; 1.00% Floor	05/03/2024	30,700	30,219	29,625
Intelligent Medical Objects, Inc.(1) (2) (3)	Health Care Technology	9.50%	L + 8.50%; 1.00% Floor	12/22/2024	23,100	22,693	22,465
Market Track, LLC(1) (2) (3)	Media	8.75%	L + 7.75%; 1.00% Floor	06/05/2025	32,800	32,136	31,324
National Spine and Pain Centers, LLC(1) (2) (3)	Health Care Providers & Services	9.25%	L + 8.25%; 1.00% Floor	12/02/2024	28,500	27,948	27,289
Odyssey Logistics & Technology Corporation(1) (2)	Road & Rail	9.00%	L + 8.00%; 1.00% Floor	10/12/2025	28,152	27,692	23,366
Recipe Acquisition Corp. (dba Roland Foods)(2) (3)	Food Products	10.00%	L + 9.00%; 1.00% Floor	12/01/2022	20,000	19,712	19,250
SMB Shipping Logistics, LLC (dba Worldwide Express)(1) (2) (3)	Air Freight & Logistics	9.00%	L + 8.00%; 1.00% Floor	02/03/2025	33,333	32,939	31,250
Spectrum Plastics Group, Inc.(1) (2)	Containers & Packaging	8.00%	L + 7.00%; 1.00% Floor	01/31/2026	9,975	9,938	8,199
USRP Holdings, Inc. (dba U.S. Retirement Partners)(1) (2) (3)	Insurance	9.75%	L + 8.75%; 1.00% Floor	09/29/2025	10,300	10,204	9,733
USRP Holdings, Inc. (dba U.S. Retirement Partners)(1) (2) (3)	Insurance	9.83%	L + 8.75%; 1.00% Floor	09/29/2025	1,716	1,701	1,622
Xcellence, Inc. (dba Xact Data Discovery)(1) (2) (3)	IT Services	9.75%	L + 8.75%; 1.00% Floor	06/22/2024	27,900	27,410	26,575
YI, LLC (dba Young Innovations)(1) (2) (3)	Health Care Equipment & Supplies	8.75%	L + 7.75%; 1.00% Floor	11/07/2025	22,903	22,407	20,613
Zep Inc.(1) (2)	Chemicals	9.25%	L + 8.25%; 1.00% Floor	08/11/2025	35,700	35,072	27,891
Total 2nd Lien/Senior Secured Debt						378,214	341,709

Unsecured Debt - 0.51%
Recipe Acquisition Corp. (dba Roland Foods)(3)	Food Products	13.25% PIK	13.25% PIK	12/21/2022	$4,938	$4,907	$4,679
Total Unsecured Debt						4,907	4,679

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of September 30, 2020 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment	Industry	Interest Rate (+)	Par Amount/ Shares (++)	Cost	Fair Value
Preferred Stock - 2.03%
Accuity Delivery Systems, LLC^ (1) (3) (9) (10)	Health Care Providers & Services		145,695	$4,800	$9,470
Recipe Acquisition Corp. (dba Roland Foods)(3) (9) (10)	Food Products	11.00% PIK	1,600	1,496	2,152
Vantage Mobility International, LLC(3) (9) (10)	Health Care Equipment & Supplies		11,486,738	6,010	—
Wine.com, LLC(1) (3) (9) (10)	Beverages		337,425	2,900	7,150
Total Preferred Stock				15,206	18,772

Common Stock - 1.70%
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B^^^ (1) (3) (10)	Health Care Providers & Services		12,370	$1,668	$1,971
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units^^^ (1) (3) (5) (9) (10)	Health Care Providers & Services		11,675	232	395
Country Fresh Holding Company Inc.(1) (3) (9) (10)	Food Products		986	1,232	61
Elah Holdings, Inc.^ (1) (3) (9) (10)	Capital Markets		69,386	3,354	3,353
National Spine and Pain Centers, LLC(1) (3) (9) (10)	Health Care Providers & Services		900	900	536
Vantage Mobility International, LLC(3) (9) (10)	Health Care Equipment & Supplies		5,371,684	—	—
Wrike, Inc.(1) (3) (9) (10)	Professional Services		5,247,296	3,260	8,501
Yasso, Inc.(1) (3) (9) (10)	Food Products		1,360	1,360	938
Total Common Stock				12,006	15,755

Warrants - 0.00%
KDOR Holdings Inc. (dba Senneca Holdings)(1) (3) (10)	Building Products		1,487	$1,096	$—
KDOR Holdings Inc. (dba Senneca Holdings)(1) (3) (10)	Building Products		155	115	—
KDOR Holdings Inc. (dba Senneca Holdings)(1) (3) (10)	Building Products		31	23	—
Recipe Acquisition Corp. (dba Roland Foods)(3) (10)	Food Products		44	104	23
Total Warrants				1,338	23

Investments in Affiliated Money Market Fund - 9.60%
Goldman Sachs Financial Square Government Fund - Institutional Shares^^^(11)			88,821,174	$88,821	$88,821
Total Investments in Affiliated Money Market Fund				88,821	88,821

TOTAL INVESTMENTS - 150.89%				$1,450,547	$1,396,516

LIABILITIES IN EXCESS OF OTHER ASSETS - (50.89%)					$(471,027)

NET ASSETS - 100.00%					$925,489

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L") or alternate base rate (commonly based on the Prime Rate ("P")), at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of September 30, 2020, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.36%, 0.26%, 0.23%, 0.19%, 0.15% and 0.10%, respectively. As of September 30, 2020, P was 3.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2020.

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

^^^	The portfolio company is otherwise deemed to be an “affiliated person” of the Company. See Note 3 "Significant Agreements and Related Party Transactions".
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

Consolidated Schedule of Investments as of September 30, 2020 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(5)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2020 the aggregate fair value of these securities is $31,484 or 2.19% of the Company's total assets.

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

(8)	The investment is on non-accrual status as of September 30, 2020.
(9)	Non-income producing security.
(10)

Securities exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2020, the aggregate fair value of these securities is $34,550 or 3.73% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC - Preferred Stock	06/13/2018
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B - Common Stock	03/30/2018
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units - Common Stock	03/30/2018
Country Fresh Holding Company Inc. - Common Stock	04/29/2019
Elah Holdings, Inc. - Common Stock	05/09/2018
KDOR Holdings Inc. (dba Senneca Holdings) - Warrants	05/29/2020
KDOR Holdings Inc. (dba Senneca Holdings) - Warrants	05/29/2020
KDOR Holdings Inc. (dba Senneca Holdings) - Warrants	06/22/2020
National Spine and Pain Centers, LLC - Common Stock	06/02/2017
Recipe Acquisition Corp. (dba Roland Foods) - Preferred Stock	12/22/2016
Recipe Acquisition Corp. (dba Roland Foods) - Warrants	12/22/2016
Vantage Mobility International, LLC - Common Stock	05/23/2019
Vantage Mobility International, LLC - Preferred Stock	05/23/2019
Wine.com, LLC - Preferred Stock	11/14/2018
Wrike, Inc. - Common Stock	12/31/2018
Yasso, Inc. - Common Stock	03/23/2017

(11)	The annualized seven-day yield as of September 30, 2020 is 0.00%.

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 589	EUR 526	10/05/2020	$(27)
Bank of America, N.A.	USD 575	EUR 510	01/05/2021	(25)
Bank of America, N.A.	USD 563	EUR 498	04/06/2021	(23)
Bank of America, N.A.	USD 560	EUR 492	07/06/2021	(21)
Bank of America, N.A.	USD 327	EUR 287	10/05/2021	(12)
				$(108)

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

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except unit and per unit amounts)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
1st Lien/Last-Out Unitranche(6) - 14.49%
Doxim, Inc.(1) (2) (3)	Diversified Financial Services	7.94%	L + 6.00%; 1.00% Floor	02/28/2024	$30,800	$30,051	$30,030
Doxim, Inc.(1) (2) (3)	Diversified Financial Services	7.90%	L + 6.00%; 1.00% Floor	02/28/2024	23,822	23,258	23,227
RugsUSA, LLC(1) (2) (3)	Household Products	8.45%	L + 6.50%; 1.00% Floor	04/30/2023	8,830	8,767	8,764
Smarsh, Inc.(1) (2) (3)	Interactive Media & Services	9.68%	L + 7.88%; 1.00% Floor	03/31/2021	56,070	55,638	55,650
Vantage Mobility International, LLC(2) (3)	Health Care Equipment & Supplies	7.80%	L + 6.00% PIK; 1.00% Floor	06/30/2023	10,549	10,550	9,600
Vantage Mobility International, LLC(2) (3) (4)	Health Care Equipment & Supplies		L + 6.00% PIK; 1.00% Floor	06/30/2023	717	—	(65)
Total 1st Lien/Last-Out Unitranche						128,264	127,206

2nd Lien/Senior Secured Debt - 42.09%
American Dental Partners, Inc.(1) (2) (3)	Health Care Providers & Services	10.44%	L + 8.50%; 1.00% Floor	09/25/2023	$9,180	$9,031	$9,019
Chase Industries, Inc. (dba Senneca Holdings)(1)(2)(3)	Building Products	11.55%	L + 9.50% (incl. 3.00% PIK); 1.00% Floor	05/11/2026	25,700	25,040	24,094
DiscoverOrg, LLC(1) (2)	Software	10.19%	L + 8.50%	02/01/2027	15,400	15,186	15,400
ERC Finance, LLC (dba Eating Recovery Center)(1) (2) (3)	Health Care Providers & Services	10.02%	L + 8.22%; 1.00% Floor	09/22/2025	29,800	29,270	29,278
Genesis Acquisition Co. (dba ProCare Software)(1) (2) (3)	Diversified Financial Services	9.60%	L + 7.50%	07/31/2025	10,500	10,277	10,238
Genesis Acquisition Co. (dba ProCare Software)(1) (2) (3) (4)	Diversified Financial Services		L + 7.50%	07/31/2025	2,700	(27)	(68)
Hygiena Borrower LLC(2) (3)	Life Sciences Tools & Services	9.69%	L + 7.75%; 1.00% Floor	08/26/2023	2,810	2,767	2,761
Hygiena Borrower LLC(2) (3) (4)	Life Sciences Tools & Services	9.69%	L + 7.75%; 1.00% Floor	08/26/2023	1,030	139	129
ICP Industrial, Inc.(1) (2) (3)	Chemicals	10.04%	L + 8.25%; 1.00% Floor	05/03/2024	30,700	30,137	30,086
Intelligent Medical Objects, Inc.(1) (2) (3)	Health Care Technology	10.81%	L + 8.50%; 1.00% Floor	12/22/2024	23,100	22,637	22,638
Market Track, LLC(1) (2) (3)	Media	9.68%	L + 7.75%; 1.00% Floor	06/05/2025	32,800	32,054	31,570
National Spine and Pain Centers, LLC(1) (2) (3)	Health Care Providers & Services	10.05%	L + 8.25%; 1.00% Floor	12/02/2024	28,500	27,870	27,431
Odyssey Logistics & Technology Corporation(1) (2)	Road & Rail	9.80%	L + 8.00%; 1.00% Floor	10/12/2025	28,152	27,639	27,167
Recipe Acquisition Corp. (dba Roland Foods)(2) (3)	Food Products	9.94%	L + 8.00%; 1.00% Floor	12/01/2022	20,000	19,749	19,750
SMB Shipping Logistics, LLC (dba Worldwide Express)(1) (2) (3)	Air Freight & Logistics	9.90%	L + 8.00%; 1.00% Floor	02/03/2025	33,333	32,885	32,750
Spectrum Plastics Group, Inc.(1) (2)	Containers & Packaging	8.80%	L + 7.00%; 1.00% Floor	01/31/2026	9,975	9,934	7,864
USRP Holdings, Inc. (dba U.S. Retirement Partners)(1) (2) (3)	Insurance	10.68%	L + 8.75%; 1.00% Floor	09/29/2025	10,300	10,193	10,197
USRP Holdings, Inc. (dba U.S. Retirement Partners)(1) (2) (3) (4)	Insurance	10.72%	L + 8.75%; 1.00% Floor	09/29/2025	2,600	1,690	1,690
Xcellence, Inc. (dba Xact Data Discovery)(1) (2)(3)	IT Services	10.70%	L + 8.75%; 1.00% Floor	06/22/2024	27,900	27,331	27,482
YI, LLC (dba Young Innovations)(1) (2) (3)	Health Care Equipment & Supplies	9.69%	L + 7.75%; 1.00% Floor	11/07/2025	22,903	22,351	22,330
Zep Inc.(1) (2)	Chemicals	10.19%	L + 8.25%; 1.00% Floor	08/11/2025	35,700	34,998	17,850
Total 2nd Lien/Senior Secured Debt						391,151	369,656

Unsecured Debt - 0.55%
Recipe Acquisition Corp. (dba Roland Foods)(3)	Food Products	13.25% PIK		12/21/2022	$4,938	$4,898	$4,877
Total Unsecured Debt						4,898	4,877

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except unit and per unit amounts)

Investment	Industry	Interest Rate	Par Amount/ Shares (++)	Cost	Fair Value
Preferred Stock - 1.82%
Accuity Delivery Systems, LLC^ (1) (3) (7) (8)	Health Care Providers & Services		145,695	$4,800	$7,680
Recipe Acquisition Corp. (dba Roland Foods)(3) (7) (8)	Food Products	11.00% PIK	1,600	1,496	2,133
Vantage Mobility International, LLC(3) (7) (8)	Health Care Equipment & Supplies		11,486,738	6,010	2,986
Wine.com, LLC(1) (3) (7) (8)	Beverages		337,425	2,900	3,155
Total Preferred Stock				15,206	15,954

Common Stock - 1.45%
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B^^^ (1) (3) (8)	Health Care Providers & Services		12,370	$1,668	$2,363
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units^^^ (1) (3) (5) (7) (8)	Health Care Providers & Services		11,675	232	679
Country Fresh Holding Company Inc.(1) (3) (7) (8)	Food Products		986	1,232	854
Elah Holdings, Inc.^ (1) (3) (7) (8)	Capital Markets		69,386	3,354	3,354
National Spine and Pain Centers, LLC(1) (3) (7) (8)	Health Care Providers & Services		900	900	180
Vantage Mobility International, LLC(3) (7) (8)	Health Care Equipment & Supplies		5,371,684	—	—
Wrike, Inc.(1) (3) (7) (8)	Professional Services		5,247,296	3,260	4,523
Yasso, Inc.(1) (3) (7) (8)	Food Products		1,360	1,360	746
Total Common Stock				12,006	12,699

Investment	Industry		Units	Cost	Fair Value
Warrants - 0.01%
Recipe Acquisition Corp. (dba Roland Foods)(3) (8)	Food Products		44	$104	$95
Total Warrants				104	95

		Yield	Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund -2.54%
Goldman Sachs Financial Square Government Fund - Institutional Shares^^^		1.50%(9)	22,296,900	$22,297	$22,297
Total Investments in Affiliated Money Market Fund				22,297	22,297

TOTAL INVESTMENTS - 162.03%				$1,449,630	$1,422,808

LIABILITIES IN EXCESS OF OTHER ASSETS - (62.03%)					$(544,675)

NET ASSETS - 100.00%					$878,133

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2019, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2020. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Prepayment premiums	$701	$—	$855	$1,686
Accelerated amortization of upfront loan origination fees and unamortized discounts	$240	$544	$815	$3,089

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2020, the Company had an investment held in one portfolio company on non-accrual status, which represented 0.9% and 0.0% of the total investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) at amortized cost and at fair value, respectively. As of December 31, 2019, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2020 and December 31, 2019, the Company held an aggregate cash balance of $24,563 and $17,681. Foreign currency of $1,116 and $1,184 (acquisition cost of $1,077 and $1,172) is included in cash as of September 30, 2020 and December 31, 2019.

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

For the three and nine months ended September 30, 2020, Management Fees amounted to $3,489 and $10,186. As of September 30, 2020, $3,489 remained payable. For the three and nine months ended September 30, 2019, Management Fees amounted to $3,514 and $10,203.

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

For the three and nine months ended September 30, 2020, the Company accrued unvested Incentive Fees of $18,908 and $5,022. As of September 30, 2020, $31,769 was payable in accordance with the terms of the Investment Advisory Agreement. For the three and nine months ended September 30, 2019, the Company accrued unvested Incentive Fees of $2,100 and $6,755.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and nine months ended September 30, 2020 and 2019, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and nine months ended September 30, 2020, the Company incurred expenses for services provided by the Administrator and the Custodian of $268 and $798. As of September 30, 2020, $182 remained payable. For the three and nine months ended September 30, 2019, the Company incurred expenses for services provided by the Administrator and the Custodian of $303 and $864.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three and nine months ended September 30, 2020, the Company incurred expenses for services provided by the Transfer Agent of $16 and $62. As of September 30, 2020, $44 remained payable. For the three and nine months ended September 30, 2019, the Company incurred expenses for services provided by the Transfer Agent of $34 and $106.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Nine Months Ended September 30, 2020
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$22,297	$452,179	$(385,655)	$—	$—	$88,821	$142
Accuity Delivery Systems, LLC	22,915	66	—	—	2,223	25,204	1,102
Collaborative Imaging, LLC (dba Texas Radiology Associates)	16,208	19	—	—	(863)	15,364	825
Elah Holdings, Inc.	3,354	—	—	—	(1)	3,353	—
Total Non-Controlled Affiliates	$64,774	$452,264	$(385,655)	$—	$1,359	$132,742	$2,069

For the Year Ended December 31, 2019
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$—	$1,104,839	$(1,082,542)	$—	$—	$22,297	$456
Accuity Delivery Systems, LLC	20,688	80	—	—	2,147	22,915	1,568
Collaborative Imaging, LLC (dba Texas Radiology Associates)	15,400	24	—	—	784	16,208	1,384
Elah Holdings, Inc.	3,354	—	—	—	—	3,354	—
Total Non-Controlled Affiliates	$39,442	$1,104,943	$(1,082,542)	$—	$2,931	$64,774	$3,408

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due To Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of September 30, 2020 and December 31, 2019, there were $79 and $168 included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted exemptive relief (“Exemptive Relief”) that permits the Company to co-invest with Goldman Sachs BDC, Inc. (“GS BDC”), Goldman Sachs Middle Market Lending Corp. (“GS MMLC,” which merged with GS BDC on October 12, 2020), Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”) and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, after the date of the exemptive order, subject to certain  conditions including that co-investments are made in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the Exemptive Relief, and are allocated fairly among participants. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of GS BDC, GS PMMC II and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

4.	INVESTMENTS

The Company’s investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	September 30, 2020		December 31, 2019
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$820,729	$802,625	$875,704	$870,024
1st Lien/Last-Out Unitranche	129,326	124,132	128,264	127,206
2nd Lien/Senior Secured Debt	378,214	341,709	391,151	369,656
Unsecured Debt	4,907	4,679	4,898	4,877
Preferred Stock	15,206	18,772	15,206	15,954
Common Stock	12,006	15,755	12,006	12,699
Warrants	1,338	23	104	95
Total Investments	$1,361,726	$1,307,695	$1,427,333	$1,400,511

The industry composition of the Company’s investments at fair value and net assets was as follows:

	September 30, 2020		December 31, 2019
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Interactive Media & Services	14.1%	19.9%	13.4%	21.4%
Health Care Providers & Services	10.2	14.5	10.2	16.3
Health Care Technology	9.7	13.8	9.2	14.7
Diversified Financial Services	7.4	10.4	6.7	10.6
Professional Services	6.5	9.2	5.4	8.6
IT Services	5.7	8.0	5.3	8.5
Chemicals	5.6	7.9	4.5	7.1
Software	5.1	7.2	8.7	13.9
Health Care Equipment & Supplies	4.5	6.3	4.7	7.5
Food Products	3.0	4.3	2.9	4.6
Household Products	2.6	3.6	2.6	4.1
Road & Rail	2.6	3.6	4.0	6.3
Transportation Infrastructure	2.5	3.6	2.4	3.8
Diversified Telecommunication Services	2.5	3.5	2.1	3.4
Media	2.4	3.4	2.2	3.6
Air Freight & Logistics	2.4	3.4	2.3	3.7
Entertainment	2.0	2.9	2.0	3.3
Real Estate Management & Development	1.9	2.7	1.7	2.7
Hotels, Restaurants & Leisure	1.3	1.8	1.4	2.2
Beverages	1.3	1.8	0.9	1.4
Diversified Consumer Services	1.0	1.4	0.9	1.5
Internet & Direct Marketing Retail	0.9	1.3	0.9	1.4
Insurance	0.9	1.2	0.9	1.4
Auto Components	0.8	1.2	0.8	1.3
Building Products	0.8	1.1	1.7	2.7
Commercial Services & Supplies	0.8	1.1	0.8	1.2
Containers & Packaging	0.6	0.9	0.6	0.9
Life Sciences Tools & Services	0.6	0.9	0.6	1.0
Capital Markets	0.3	0.4	0.2	0.4
Total	100.0%	141.3%	100.0%	159.5%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2020	December 31, 2019
United States	97.6%	97.9%
Ireland	2.4	2.1
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of September 30, 2020 and December 31, 2019. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of September 30, 2020
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured	$702,381	Discounted cash flows	Discount Rate	6.0% - 17.3%	9.0%
1st Lien/Last-Out Unitranche	124,132	Discounted cash flows	Discount Rate	7.3% - 25.2%	10.6%
2nd Lien/Senior Secured	271,748	Discounted cash flows	Discount Rate	10.0% - 12.8%	10.7%
	10,505	Comparable multiples	EV/EBITDA(6)	7.4x - 25.1x	10.4x
Unsecured Debt	4,679	Discounted cash flows	Discount Rate	2.7% - 6.8%	16.0%
Equity
Preferred Stock	$11,622	Comparable multiples	EV/EBITDA(6)	12.3x - 18.7x	17.5x
	7,150	Comparable multiples	EV/Revenue	1.7x - 4.4x	1.3x
Common Stock	5,719	Discounted cash flows	Discount Rate	13.1% - 31.5%	24.6%
	1,239	Comparable multiples	EV/EBITDA(6)	10.0x - 10.1x	10.0x
	8,797	Comparable multiples	EV/Revenue	0.3x - 12.5x	12.1x
Warrants	23	Comparable multiples	EV/EBITDA(6)	10.6x - 21.8x	12.3x

As of December 31, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured	$769,884	Discounted cash flows	Discount Rate	6.5% - 13.3%	8.9%
1st Lien/Last-Out Unitranche	127,206	Discounted cash flows	Discount Rate	8.5% - 10.7%	9.9%
2nd Lien/Senior Secured	301,375	Discounted cash flows	Discount Rate	9.9% - 12.4%	10.7%
Unsecured Debt	4,877	Discounted cash flows	Discount Rate	3.8% - 5.2%	13.7%
Equity
Preferred Stock	$3,155	Comparable multiples	EV/Revenue	1.0x - 3.2x	1.3x
	12,799	Comparable multiples	EV/EBITDA(6)	7.8x - 19.0x	15.3x
Common Stock	6,396	Discounted cash flows	Discount Rate	13.9% - 31.0%	23.9%
	4,709	Comparable multiples	EV/Revenue	2.3x - 9.7x	9.4x
	1,594	Comparable multiples	EV/EBITDA(6)	8.5x - 12.7x	10.0x
Warrants	95	Comparable multiples	EV/EBITDA(6)	10.7x - 19.9x	12.4x

(1)

Included within Level 3 assets of $1,227,359 is an amount of $79,364 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,102,940 or 92.5% of Level 3 bank loans, corporate debt, and other debt obligations.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2020 and December 31, 2019. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2020				December 31, 2019
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$20,880	$781,745	$802,625	$—	$62,361	$807,663	$870,024
1st Lien/Last-Out Unitranche	—	—	124,132	124,132	—	—	127,206	127,206
2nd Lien/Senior Secured Debt	—	59,456	282,253	341,709	—	50,431	319,225	369,656
Unsecured Debt	—	—	4,679	4,679	—	—	4,877	4,877
Preferred Stock	—	—	18,772	18,772	—	—	15,954	15,954
Common Stock	—	—	15,755	15,755	—	—	12,699	12,699
Warrants	—	—	23	23	—	—	95	95
Affiliated Money Market Fund	88,821	—	—	88,821	22,297	—	—	22,297
Total assets	$88,821	$80,336	$1,227,359	$1,396,516	$22,297	$112,792	$1,287,719	$1,422,808
Foreign currency forward contracts - asset (liability)(1)	$—	$(108)	$—	$(108)	$—	$45	$—	$45

(1)	Amounts represent the unrealized appreciation (depreciation) on the foreign currency forward contracts.

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2020
1st Lien/Senior Secured Debt	$807,663	$32,653	$(5)	$(11,167)	$(50,083)	$2,684	$—	$—	$781,745	$(11,229)
1st Lien/Last-Out Unitranche	127,206	1,458	—	(4,136)	(873)	477	—	—	124,132	(4,201)
2nd Lien/Senior Secured Debt	319,225	13,868	—	(21,242)	(12,535)	787	—	(17,850)	282,253	(21,242)
Unsecured Debt	4,877	—	—	(207)	—	9	—	—	4,679	(207)
Preferred Stock	15,954	—	—	2,818	—	—	—	—	18,772	2,818
Common Stock	12,699	—	—	3,056	—	—	—	—	15,755	3,056
Warrants	95	2,467	—	(1,305)	(1,234)	—	—	—	23	(1,305)
Total assets	$1,287,719	$50,446	$(5)	$(32,183)	$(64,725)	$3,957	$—	$(17,850)	$1,227,359	$(32,310)
For the Nine Months Ended September 30, 2019
1st Lien/Senior Secured Debt	$741,446	$231,404	$(22)	$(2,885)	$(122,167)	$3,750	$—	$—	$851,526	$(2,415)
1st Lien/Last-Out Unitranche	163,253	21,350	(10,236)	1,201	(49,540)	1,214	—	—	127,242	1,166
2nd Lien/Senior Secured Debt	406,928	25,984	(12,341)	1,489	(66,234)	1,630	—	(21,772)	335,684	(836)
Unsecured Debt	4,295	—	—	3	—	8	—	—	4,306	3
Preferred Stock	12,159	6,010	750	(1,284)	(1,750)	—	—	—	15,885	(814)
Common Stock	11,285	1,232	—	3,632	—	—	—	—	16,149	3,632
Warrants	130	—	—	(43)	—	—	—	—	87	(43)
Total assets	$1,339,496	$285,980	$(21,849)	$2,113	$(239,691)	$6,602	$—	$(21,772)	$1,350,879	$693

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)	Transfers in were primarily due to decreased price transparency.
(3)	Transfers out were primarily due to increased price transparency.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2020 and December 31, 2019, approximates its carrying value because the JPM Revolving Credit Facility has variable interest based on selected short term rates.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of September 30, 2020 and December 31, 2019, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities (which includes the Revolving Credit Facilities) was 296% and 270%.

The Company’s outstanding debt was as follows:

	September 30, 2020			December 31, 2019
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Revolving Credit Facility(1)	$514,250	$46,000	$468,571	$605,000	$90,750	$511,988

(1)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2020, the Company had outstanding borrowings denominated in USD of $408,893 and in Euros (EUR) of 50,900. As of December 31, 2019, the Company had outstanding borrowings denominated in USD of $454,893 and in EUR of 50,900.

The combined weighted average interest rates of the aggregate borrowings outstanding for the nine months ended September 30, 2020 and for the year ended December 31, 2019 were 4.67% and 5.73%.

JPM Revolving Credit Facility

On November 21, 2017, SPV entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, collateral administrator, bank and securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company also acts as the Company’s transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian. The Company amended the JPM Revolving Credit Facility on August 17, 2018, December 10, 2018, February 22, 2019, April 3, 2020 and August 26, 2020.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) the three-month LIBOR (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%; and, with respect to advances denominated in a currency other than USD, the annual rate of interest is the reference rate then in effect for determining interest rates on commercial loans made in the applicable jurisdiction of such currency, in all cases, plus the applicable margin. The applicable margin is 3.25% per annum. SPV initially paid a commitment fee of 1.00% per annum (or 0.50% per annum during the first nine months from the date the JPM Revolving Credit Facility was entered into) on the average daily unused amount of the financing commitments until the third anniversary of the JPM Revolving Credit Facility.

The JPM Revolving Credit Facility is a multicurrency facility. As of September 30, 2020, the total commitments under the JPM Revolving Credit Facility were $514,250. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the sixth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $8,134 were incurred in connection with obtaining and amending the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of September 30, 2020 and December 31, 2019, outstanding deferred financing costs were $4,063 and $3,113.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Borrowing interest expense	$4,484	$7,859	$17,340	$23,344
Facility fees	168	305	1,346	640
Amortization of financing costs	344	416	1,107	1,196
Total	$4,996	$8,580	$19,793	$25,180
Weighted average interest rate	3.81%	5.66%	4.67%	5.86%
Average outstanding balance	$468,387	$551,023	$495,840	$532,429

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

The below table presents the summary information of the BoA Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Borrowing interest expense	N/A	N/A	N/A	$1,089
Facility fees	N/A	N/A	N/A	26
Amortization of financing costs	N/A	N/A	N/A	165
Total	N/A	N/A	N/A	$1,280
Weighted average interest rate	N/A	N/A	N/A	5.07%
Average outstanding balance	N/A	N/A	N/A	$28,718

7.	DERIVATIVES

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

For the three and nine months ended September 30, 2020, the Company’s average USD notional exposure to foreign currency forward contracts were $2,798 and $3,494. For the three and nine months ended September 30, 2019, the Company’s average USD notional exposure to foreign currency forward contracts were $2,574 and $3,336.

The Company’s net exposure to foreign currency forward contracts by counterparty that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Financial Condition was as follows:

	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
September 30, 2020
Bank of America, N.A.	$—	$(108)	$(108)	$—	$(108)

December 31, 2019
Bank of America, N.A.	$45	$—	$45	$—	$45

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net realized gain (loss) on foreign currency forward contracts	$35	$46	$131	$56
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(148)	69	(153)	109
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(113)	$115	$(22)	$165

8.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2020			December 31, 2019
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,097,430	$60,359	95%	$1,097,430	$104,256	91%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of September 30, 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

		Unfunded Commitment Balances(2)		Fair Value(3)
	Commitment Expiration Date(1)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
1st Lien/Senior Secured Debt
Datacor Holdings, Inc.	12/31/2020	$800	$—	$(12)	$—
Brillio, LLC	2/6/2021	1,165	2,330	(26)	(23)
Associations, Inc.	7/30/2021	66	1,378	(3)	(14)
Gastro Health Holdco, LLC	9/13/2021	7,700	7,700	(327)	(116)
FWR Holding Corporation (dba First Watch Restaurants)	12/20/2021	67	—	(2)	—
Netvoyage Corporation (dba NetDocuments)	3/24/2022	1,044	1,044	(34)	(13)
VRC Companies, LLC (dba Vital Records Control)	3/31/2022	264	118	(2)	(1)
DDS USA Holding, Inc.	6/30/2022	814	1,463	(8)	(7)
Xactly Corporation	7/29/2022	2,554	2,554	(45)	(32)
Hygiena Borrower LLC	8/26/2022	580	580	(12)	(12)
Lithium Technologies, Inc.	10/3/2022	3,371	4,046	(143)	(61)
Businessolver.com, Inc.	5/15/2023	3,984	2,391	(100)	(42)
Integral Ad Science, Inc.	7/19/2023	2,741	2,741	(103)	(41)
FWR Holding Corporation (dba First Watch Restaurants)	8/21/2023	1,764	265	(62)	(3)
Gastro Health Holdco, LLC	9/4/2023	3,100	3,100	(132)	(46)
Empirix, Inc.	9/25/2023	1,900	1,900	(57)	(190)
Fenergo Finance 3 Limited	9/5/2024	2,698	2,580	(34)	(19)
Fenergo Finance 3 Limited	9/5/2024	1,785	1,785	(22)	(13)
iCIMS, Inc.	9/12/2024	2,822	2,822	(49)	(49)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	11/15/2024	1,915	3,447	(29)	(60)
Wrike, Inc.	12/31/2024	2,400	2,400	—	(48)
Mailgun Technologies, Inc.	3/26/2025	2,370	2,370	—	(41)
Internet Truckstop Group, LLC (dba Truckstop)	4/2/2025	2,800	2,800	(56)	(42)
CorePower Yoga LLC	5/14/2025	856	1,070	(128)	(16)
Diligent Corporation	8/4/2025	1,900	228	(47)	(2)
Datacor Holdings, Inc.	2/1/2020	—	800	—	(8)
Gastro Health Holdco, LLC	4/13/2020	—	1,138	—	(17)
GlobalTranz Enterprises, Inc.	5/15/2020	—	3,147	—	(283)
Hygiena Borrower LLC	6/29/2020	—	863	—	(17)
Diligent Corporation	12/19/2020	—	6,448	—	(64)
CorePower Yoga LLC	5/14/2021	—	2,854	—	(43)
SPay, Inc. (dba Stack Sports)	6/17/2024	—	577	—	(19)
Associations, Inc.	7/30/2024	—	886	—	(9)
Total 1st Lien/Senior Secured Debt		$51,460	$67,825	$(1,433)	$(1,351)
1st Lien/Last-Out Unitranche
Vantage Mobility International, LLC	9/9/2021	$—	$717	$—	$(65)
Total 1st Lien/Last-Out Unitranche		$—	$717	$—	$(65)
2nd Lien/Senior Secured Debt
USRP Holdings, Inc. (dba U.S. Retirement Partners)	3/29/2020	$—	$884	$—	$(9)
Hygiena Borrower LLC	6/29/2020	—	883	—	(15)
Genesis Acquisition Co. (dba ProCare Software)	7/31/2020	—	2,700	—	(68)
Total 2nd Lien/Senior Secured Debt		$—	$4,467	$—	$(92)
Total		$51,460	$73,009	$(1,433)	$(1,508)

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

9.	MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2020
March 27, 2020	502,481	$43,897
Total capital drawdowns	502,481	$43,897

For the Nine Months Ended September 30, 2019
February 22, 2019	689,032	$65,846
March 28, 2019	455,946	43,897
April 29, 2019	234,200	21,949
May 30, 2019	232,747	21,948
September 20, 2019	58,300	5,487
Total capital drawdowns	1,670,225	$159,127

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Nine Months Ended September 30, 2020
August 5, 2020	August 6, 2020	August 28, 2020	$2.34(1)

For the Nine Months Ended September 30, 2019
February 20, 2019	March 29, 2019	April 26, 2019	$2.53
May 7, 2019	June 28, 2019	July 26, 2019	$1.97
July 30, 2019	September 30, 2019	October 25, 2019	$3.27

(1)	Return of capital distribution

10.EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net increase in Members’ Capital from operations	$22,970	$16,686	$28,459	$40,730
Weighted average Units outstanding	10,687,877	10,134,067	10,530,164	9,626,310
Basic and diluted earnings per unit	$2.15	$1.65	$2.70	$4.23

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

11.	FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Per Unit Data:(1)
NAV, beginning of period	$86.21	$94.83
Net investment income (loss)	5.54	7.39
Net realized and unrealized gains (losses)(2)	(2.81)	(3.14)
Income tax provision, realized and unrealized gains	(0.01)	(0.05)
Net increase (decrease) in net assets from operations(2)	2.72	4.20
Distributions declared:
From net investment income	—	(7.77)
From return of capital	(2.34)	—
Total distributions declared	(2.34)	(7.77)
Total increase (decrease) in net assets	0.38	(3.57)
NAV, end of period	$86.59	$91.26
Units outstanding, end of period	10,687,877	10,185,396
Weighted average units outstanding	10,530,164	9,626,310
Total return based on NAV(3)	3.16%	4.43%
Ratio/Supplemental Data(4)
Members’ Capital, end of period	$925,489	$929,565
Ratio of net expenses to average Members’ Capital	5.38%	6.65%
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	1.89%	1.95%
Ratio of interest and other debt expenses to average Members’ Capital	2.93%	3.95%
Ratio of incentive fees to average Members’ Capital	0.56%	0.75%
Ratio of total expenses to average Members’ Capital	5.38%	6.65%
Ratio of net investment income (loss) to average Members’ Capital	8.84%	10.88%
Average debt outstanding	$495,840	$561,147
Average debt per unit(5)	$47.09	$58.29
Portfolio turnover	4%	17%

(1)

The per unit data was derived by using the weighted average units outstanding during the applicable period, except for distributions declared, which reflects the actual amount of distributions declared per unit for the applicable period.

(2)	The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.
(3)	Calculated as the change in NAV per unit during the period plus dividends declared per unit, divided by the beginning NAV per unit.
(4)	Annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.
(5)	Calculated as average debt outstanding divided by the weighted average units outstanding during the applicable period.

12.SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statements of Financial Condition have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On October 1, 2020, GSAM, subject to prior authorization by the Board of Directors, declared a $40,000 distribution payable on November 2, 2020 to Unitholders of record as of October 2, 2020.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through September 30, 2020, we have originated $2.17 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Impact of COVID-19 Pandemic

The persistence of the COVID-19 pandemic poses ongoing challenges for the global economy. While economic activity has generally accelerated from earlier in the year when widespread lockdown measures were in place, progress has been uneven across countries and the sustainability of global economic recovery is vulnerable to the risk of a resurgence in infections. Governments and central banks around the world have remained proactive in responding to the crisis through unprecedented accommodative monetary policy and fiscal stimulus. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, which are highly uncertain and cannot be predicted.

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. Given the unprecedented nature of COVID-19 and the difficulty in predicting future government responses and restrictions, the operating environment of our portfolio companies is evolving rapidly.  Business disruption experienced by our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from our investments companies and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our stockholders. As a result, we may be required to reduce the future amount of distributions to our stockholders. We continue to closely monitor our investment portfolio in order to be positioned to respond appropriately.

In response to the COVID-19 pandemic, Goldman Sachs has continued to successfully execute on its Business Continuity Planning (the “BCP”) strategy since initially activating it in the first quarter of 2020. Goldman Sachs’ priority has been to safeguard its employees and to ensure continuity of business operations. Goldman Sachs has a central team that continues to manage its COVID-19 response, which is led by its chief administrative officer and chief medical officer. As a result of the execution of Goldman Sachs’ BCP, the majority of its employees continue to work remotely. Goldman Sachs has established policies and protocols that will enable a phased return to office, taking into account the readiness of people, communities and facilities. As communities where Goldman Sachs operate began to reopen, Goldman Sachs took the necessary steps to enable employees to start to return to the office in a safe manner. Our systems and infrastructure have continued to support our business operations. We have maintained regular and active communication across senior management, the rest of our private credit group and our board of directors (the “Board of Directors”). Furthermore, we have ongoing dialogues with our vendors to ensure they continue to meet our criteria for business continuity.

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication, exit fees or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other client accounts managed by our Investment Adviser (including GS BDC and GS PMMC II, collectively with other client accounts managed by our Investment Adviser, the “Accounts”), which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fee income as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

Leverage

The JPM Revolving Credit Facility allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of September 30, 2020 and December 31, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility and the revolving credit facility with Bank of America, N.A., the “BoA Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities")

was 296% and 270%. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as the Company, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	As of
	September 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$820.73	$802.63	61.4%	$875.70	$870.02	62.2%
First Lien/Last-Out Unitranche	129.32	124.13	9.5	128.26	127.21	9.1
Second Lien/Senior Secured Debt	378.21	341.71	26.1	391.15	369.65	26.4
Unsecured Debt	4.91	4.68	0.4	4.90	4.88	0.3
Preferred Stock	15.21	18.77	1.4	15.21	15.95	1.1
Common Stock	12.01	15.76	1.2	12.01	12.70	0.9
Warrants	1.34	0.02	0.0	0.10	0.10	0.0
Total Investments	$1,361.73	$1,307.70	100.0%	$1,427.33	$1,400.51	100.0%

The weighted average yield of our portfolio by asset type (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.2%	9.0%	8.8%	8.9%
First Lien/Last-Out Unitranche(2)(3)	9.0	10.9	10.0	10.2
Second Lien/Senior Secured Debt(2)	9.4	11.5	10.6	11.7
Unsecured Debt(2)	13.5	16.1	13.6	13.8
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	8.4%	9.6%	9.2%	9.6%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
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

As of September 30, 2020, the total portfolio weighted average yield measured at amortized cost and fair value was 8.4% and 9.6%, as compared to 9.2% and 9.6%, at December 31, 2019. Within First Lien/Last-Out Unitranche, the decrease in weighted average yield at amortized cost was primarily driven by the decline in the London InterBank Offered Rate (“LIBOR”). Within Second Lien/Senior Secured Debt, the decrease in weighted average yield at amortized cost was primarily driven by one investment placed on non-accrual status. Within Unsecured Debt, the increase in weighted average yield at fair value was primarily driven by the increased market volatility, economic disruption, and wider credit spreads resulting from the recent COVID-19 pandemic. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “—Impact of COVID-19 Pandemic.”

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.):

	As of
	September 30, 2020	December 31, 2019
Number of portfolio companies	56	60
Percentage of performing debt bearing a floating rate(1)	97.6%	98.6%
Percentage of performing debt bearing a fixed rate(1)(2)	2.4%	1.4%
Weighted average leverage (net debt/EBITDA)(3)	6.2x	6.1x
Weighted average interest coverage(3)	2.4x	2.2x
Median EBITDA(3)	$35.0 million	$40.3 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of September 30, 2020 and December 31, 2019, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 28.8% and 20.7%, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

	As of
	September 30, 2020		December 31, 2019
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$25.20	1.9%	$—	—%
Grade 2	1,099.48	84.1	1,370.03	97.8
Grade 3	183.02	14.0	30.48	2.2
Grade 4	—	—	—	—
Total Investments	$1,307.70	100.0%	$1,400.51	100.0%

The increase in investments with a grade 3 investment performance rating as of September 30, 2020 compared to December 31, 2019 was primarily driven by increased market volatility, economic disruption, and wider credit spreads resulting from the recent COVID-19 pandemic, however economic indicators generally continued to improve upon the rebound experienced during the second quarter, following significant declines in the first quarter, as businesses continued to navigate governmental mandates and the government continued to maintain liquidity in the capital markets and provide fiscal stimulus to support the economy. Given the unprecedented nature of COVID-19, the operating environment of our portfolio companies is evolving rapidly. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “Impact of COVID-19 Pandemic.”

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.):

	As of
	September 30, 2020		December 31, 2019
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,349.20	99.1%	$1,427.33	100.0%
Non-accrual	12.53	0.9	—	—
Total Investments	$1,361.73	100.0%	$1,427.33	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	September 30, 2020	September 30, 2019
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$1.58	$25.54
First Lien/Last-Out Unitranche	—	2.65
Total	$1.58	$28.19
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$34.56	$12.06
First Lien/Last-Out Unitranche	0.37	0.14
Second Lien/Senior Secured Debt	—	25.33
Total	$34.93	$37.53
Net (decrease) in portfolio	$(33.35)	$(9.34)
Number of new portfolio companies with new investment commitments	—	—
Total new investment commitment amount in new portfolio companies	$—	$—
Average new investment commitment amount in new portfolio companies	$—	$—
Number of existing portfolio companies with new investment commitments	1	5
Total new investment commitment amount in existing portfolio companies	$1.58	$28.19
Weighted average remaining term for new investment commitments (in years)(2)	1.9	4.8
Percentage of new debt investment commitments at cost for floating interest rates	0.0%	93.0%
Percentage of new debt investment commitments at cost for fixed interest rates	100.0%	7.0%
Weighted average yield on new debt and income producing investment commitments(3)	10.7%	8.8%
Weighted average yield on new investment commitments(4)	10.7%	8.8%
Weighted average yield on debt and income producing investments sold or repaid(5)	7.0%	10.0%
Weighted average yield on investments sold or repaid(6)	7.0%	10.0%

(1)

Figures for new investment commitments are shown net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close. Figures for new investment commitments and may also include positions originated during the period but not held at the reporting date. Figures for investments sold or repaid, excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.

(2)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(3)

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

(4)

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

(5)

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	($ in millions)
Total investment income	$31.48	$38.33	$95.96	$117.53
Net expenses	28.28	15.18	37.64	46.40
Net investment income before taxes	3.20	23.15	58.32	71.13
Excise tax expense	—	(0.04)	—	—
Net investment income after taxes	3.20	23.19	58.32	71.13
Net realized gain (loss) on investments	—	(0.01)	—	(21.84)
Net realized gain (loss) on foreign currency transactions	0.07	0.04	0.14	0.07
Net unrealized appreciation (depreciation) on investments	22.41	(8.81)	(27.21)	(11.10)
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	(2.62)	2.43	(2.70)	2.91
Income tax (provision) benefit, realized and unrealized gain/loss	(0.09)	(0.15)	(0.09)	(0.44)
Net increase in Members’ Capital from operations	$22.97	$16.69	$28.46	$40.73

Net increase in Members’ Capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	($ in millions)
Interest	$30.56	$37.64	$94.36	$115.47
Dividend income	0.04	0.17	0.16	0.42
Other income	0.88	0.52	1.44	1.64
Total investment income	$31.48	$38.33	$95.96	$117.53

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, decreased from $37.64 million for the three months ended September 30, 2019 to $30.56 million for the three months ended September 30, 2020, primarily due to a decrease in LIBOR and a decrease in the size of our portfolio. The amortized cost of the portfolio decreased from $1,491.05 million as of September 30, 2019 to $1,361.73 million as of September 30, 2020. This decrease was offset by the LIBOR floors we have in a number of our investments. Included in interest for the three months ended September 30, 2020 and 2019 is $0.70 million and $0.00 million, in prepayment premiums and $0.24 million and $0.54 million, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, decreased from $115.47 million for the nine months ended September 30, 2019 to $94.36 million for the nine months ended September 30, 2020, primarily due to a decrease in LIBOR and a decrease in the size of our portfolio. The amortized cost of the portfolio decreased from $1,491.05 million as of September 30, 2019 to $1,361.73 million as of September 30, 2020. This decrease was offset by the LIBOR floors we have in a number of our investments. Included in interest for the nine months ended September 30, 2020 and 2019 is $0.86 million and $1.69 million, respectively, in prepayment premiums and $0.82 million and $3.09 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend and other income

Dividend and other income for the three and nine months ended September 30, 2020 remained relatively consistent as compared to the three and nine months ended September 30, 2019.

Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	($ in millions)
Interest and other debt expenses	$4.99	$8.58	$19.79	$26.46
Management fees	3.49	3.51	10.18	10.20
Incentive fees	18.91	2.10	5.02	6.76
Professional fees	0.34	0.33	1.00	1.11
Directors’ fees	0.06	0.10	0.19	0.28
Other general and administrative expenses	0.49	0.56	1.46	1.59
Total expenses	$28.28	$15.18	$37.64	$46.40

Interest and other debt expenses

Interest and other debt expenses decreased from $8.58 million for the three months ended September 30, 2019 to $4.99 million for the three months ended September 30, 2020. This was primarily due to a decrease in the average aggregate daily borrowings from $551.02 million to $468.39 million, which was driven by a decrease in the size of our portfolio.

Interest and other debt expenses decreased from $26.46 million for the nine months ended September 30, 2019 to $19.79 million for the nine months ended September 30, 2020. This was primarily due to a decrease in the average aggregate daily borrowings from $561.15 million to $495.84 million, which was driven by a decrease in the size of our portfolio.

Management Fees and Incentive Fees

Management Fees for the three and nine months ended September 30, 2020 remained relatively consistent as compared to the three and nine months ended September 30, 2019.

The accrual for Incentive Fees increased from $2.10 million for the three months ended September 30, 2019 to $18.91 million for the three months ended September 30, 2020. This was primarily due to the reversal of change in unrealized depreciation from COVID-19 impacts during the three months ended March 31, 2020.

The accrual for Incentive Fees decreased from $6.76 million for the nine months ended September 30, 2019 to $5.02 million for the nine months ended September 30, 2020. This was primarily due to the increased change in unrealized depreciation on certain portfolio companies.

Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses for the three and nine months ended September 30, 2020 remained relatively consistent as compared to the three and nine months ended September 30, 2019.

Net Realized Gains (Losses) and Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in millions)
Vantage Mobility International, LLC	$—	$—	$—	$(10.24)
Country Fresh Holding Company Inc.	—	—	—	(12.34)
Picture Head Midco LLC	—	(0.01)	—	(0.01)
Other, net	—	—	—	0.75
Net realized gain (loss)	$—	$(0.01)	$—	$(21.84)

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

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	($ in millions)
Unrealized appreciation	$23.85	$2.51	$26.69	$10.56
Unrealized depreciation	(1.44)	(11.32)	(53.90)	(21.66)
Net change in unrealized appreciation (depreciation) on investments	$22.41	$(8.81)	$(27.21)	$(11.10)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
	($ in millions)
Portfolio Company:
Other, net(1)	$10.71	$(23.33)
Zep Inc.	4.66	9.97
Fenergo Finance 3 Limited	1.45	1.11
National Spine and Pain Centers, LLC	1.25	0.14
Wrike, Inc.	1.12	4.63
iCIMS, Inc.	1.08	(0.13)
Wine.com, LLC	0.88	4.14
Empirix, Inc.	0.86	2.40
Odyssey Logistics & Technology Corporation	0.83	(3.85)
Accuity Delivery Systems, LLC	0.56	2.22
Picture Head Midco LLC	0.21	(2.17)
Chase Industries, Inc. (dba Senneca Holdings)	0.05	(12.45)
Midwest Transport, Inc.	(0.08)	0.04
Vantage Mobility International, LLC	(0.10)	(6.53)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	(0.15)	(0.39)
Country Fresh Holding Company Inc.	(0.16)	(0.79)
CorePower Yoga LLC	(0.76)	(2.22)
Total	$22.41	$(27.21)

(1)

For the three and nine months ended September 30, 2020, other, net includes gross unrealized appreciation of $10.90 million and $2.04 million, respectively, and gross unrealized depreciation of $(0.19) million and $(25.37) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the three and nine months ended September 30, 2020 continued to be impacted by the COVID-19 pandemic, however economic indicators generally continued to improve upon the rebound experienced during the second quarter, following significant declines in the first quarter, as businesses continued to navigate governmental mandates and the government continued to maintain liquidity in the capital markets and provide fiscal stimulus to support the economy. Given the unprecedented nature of COVID-19, the operating environment of our portfolio companies is evolving rapidly. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “—Impact of COVID-19 Pandemic.” In addition, the net change in unrealized appreciation (depreciation) was primarily driven by the unrealized depreciation in Chase Industries, Inc. (dba Senneca Holdings), which was placed on non-accrual status during the three months ended June 30, 2020 due to financial underperformance and the unrealized depreciation in Vantage Mobility International, LLC, which was due to financial underperformance, partially offset by the unrealized appreciation in Zep Inc., which was due to financial improvement.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to the JPM Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2020 and December 31, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility and the revolving credit facility with Bank of America, N.A., the “BoA Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities") was 296% and 270%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of September 30, 2020, we had cash of approximately $24.56 million, an increase of $6.88 million from December 31, 2019. In addition, as of September 30, 2020, we had an investment in a money market fund managed by an affiliate of Group Inc. of $66.52 million. Cash provided by operating activities for the nine months ended September 30, 2020 was approximately $53.80 million, primarily driven by net purchases of investments in the affiliated money market fund of $66.52 million, offset by an increase in Members’ Capital from operations of $28.46 million, other operating activities of $19.36 million and net sales of investments of $72.50 million. Cash used by financing activities for the nine months ended September 30, 2020 was approximately $46.95 million, primarily driven by proceeds from the issuance of common Units of $43.90 million, offset by net repayments on debt of $43.42 million, distributions paid of $45.37 million and other financing activities of $2.06 million.

As of September 30, 2019, we had cash of approximately $48.42 million, an increase of $22.87 million from December 31, 2018. In addition, as of September 30, 2019, we had an investment in a money market fund managed by an affiliate of Group Inc. of $20.27 million. Cash used by operating activities for the nine months ended September 30, 2019 was approximately $40.78 million, primarily driven by net purchases of investments of $96.96 million, net purchases of investments in the affiliated money market fund of $20.27 million, offset by other operating activities of $35.72 million and an increase in Members’ Capital from operations of $40.73 million. Cash provided by financing activities for the nine months ended September 30, 2019 was approximately $63.70 million, primarily driven by proceeds from the issuance of common Units of $159.13 million, offset by net repayments on debt of $24.54 million, distributions paid of $69.94 million and other financing activities of $0.95 million.

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

We had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2020			December 31, 2019
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$60.36	95%	$1,097.43	$104.26	91%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2020
March 27, 2020	502,481	$43.90
Total capital drawdowns	502,481	$43.90

For the Nine Months Ended September 30, 2019
February 22, 2019	689,032	$65.84
March 28, 2019	455,946	43.90
April 29, 2019	234,200	21.95
May 30, 2019	232,747	21.95
September 20, 2019	58,300	5.49
Total capital drawdowns	1,670,225	$159.13

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

The following table shows our contractual obligations as of September 30, 2020:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Revolving Credit Facility	$408.89	$—	$—	$408.89	$—
JPM Revolving Credit Facility	€50.90	€—	€—	€50.90	€—

Euro (“€”)

JPM Revolving Credit Facility

On November 21, 2017, Goldman Sachs Private Middle Market Credit SPV LLC (“SPV”), our wholly-owned subsidiary, entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, collateral administrator, bank and securities intermediary and we serve as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company also acts as our transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian. The Company amended the JPM Revolving Credit Facility on August 17, 2018, December 10, 2018, February 22, 2019, April 3, 2020 and August 26, 2020.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) the three-month LIBOR (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%; and, with respect to advances denominated in a currency other than USD, the annual rate of interest is the reference rate then in effect for determining interest rates on commercial loans made in the applicable jurisdiction of such currency, in all cases, in each case, plus the applicable margin. The applicable margin is 3.25% per annum. SPV initially paid a commitment fee of 1.00% per annum (or 0.50% per annum during the first nine months from the date the JPM Revolving Credit Facility was entered into) on the average daily unused amount of the financing commitments until the third anniversary of the JPM Revolving Credit Facility.

The JPM Revolving Credit Facility is a multicurrency facility. As of September 30, 2020, the total commitments under the JPM Revolving Credit Facility were $514.25 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the sixth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2020, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2020	December 31, 2019
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$51.46	$67.82
First Lien/Last-Out Unitranche	—	0.72
Second Lien/Senior Secured Debt	—	4.47
Total	$51.46	$73.01

As of September 30, 2020, we had aggregate Commitments and undrawn Commitments from investors as follows:

	September 30, 2020
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$60.36	95%

RECENT DEVELOPMENTS

On October 1, 2020, GSAM, subject to prior authorization by the Board of Directors, declared a $40,000 distribution payable on November 2, 2020 to Unitholders of record as of October 2, 2020.

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

As of September 30, 2020 and December 31, 2019, on a fair value basis, approximately 2.4% and 1.4%, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 97.6% and 98.6%, of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2020 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2020 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$22.85	$(13.04)	$9.81
Up 200 basis points	12.69	(8.69)	4.00
Up 100 basis points	2.54	(4.35)	(1.81)
Up 75 basis points	0.30	(3.26)	(2.96)
Up 50 basis points	0.20	(2.17)	(1.97)
Up 25 basis points	0.10	(1.09)	(0.99)
Down 25 basis points	(0.07)	1.02	0.95
Down 50 basis points	(0.07)	1.02	0.95
Down 75 basis points	(0.07)	1.02	0.95
Down 100 basis points	(0.07)	1.02	0.95
Down 200 basis points	(0.07)	1.02	0.95
Down 300 basis points	(0.07)	1.02	0.95

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. While several countries, as well as certain states in the United States, have liberalized public health restrictions as to further reopen their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition of various forms of shelter in place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as furloughs or lay-offs of employees, (while such measures are hoped to be temporary, their impact may persist or become permanent); (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments, forbearance agreements and waivers of provisions of their credit agreements in order to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems in functioning of the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.  Further, even after the pandemic subsides, the U.S. economy, as well as most other major global economies may continue to experience a recession, and we anticipate our business could be materially and adversely affected by a prolonged recession in the U.S. and other major markets.

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

10.1

Fourth Amendment to Loan and Security Agreement, dated as of August 26, 2020, among Goldman Sachs Private Middle Market Credit SPV LLC, as borrower, Goldman Sachs Private Middle Market Credit LLC, as portfolio manager, State Street Bank and Trust Company, in its capacities as collateral agent, collateral administrator, securities intermediary and bank, and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55660), filed on August 28, 2020).

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Date: November 5, 2020	/s/ Brendan McGovern
Brendan McGovern
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 5, 2020	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)