Form 10-K
period 2020-12-31
Goldman Sachs Private Middle Market Credit LLC
filed 2021-02-25
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

As of June 30, 2020, there was no established public market for the registrant’s limited liability company units. As of February 25, 2021, there were 10,687,877 units of the limited liability company’s common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Index to Annual Report on Form 10-K for

The fiscal year ended December 31, 2020

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

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, references to “Company,” “we,” “us” or “our” mean Goldman Sachs Private Middle Market Credit LLC together with its consolidated subsidiaries. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “Group Inc.” refers to The Goldman Sachs Group, Inc. The term “Goldman Sachs” refers to Group Inc., together with Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in all markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs BDC, Inc., (“GS BDC”) and Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”)), relationships and products, collectively, the “Accounts”).

ITEM 1.     BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through December 31, 2020, we have originated $2.18 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Business—Competitive Advantages.”

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

Investment Portfolio

Our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) consisted of the following:

	December 31, 2020
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$776.74	$767.93	61.2%
First Lien/Last-Out Unitranche	137.13	131.58	10.5
Second Lien/Senior Secured Debt	348.31	323.21	25.7
Unsecured Debt	5.57	5.15	0.4
Preferred Stock	10.41	10.40	0.8
Common Stock	12.01	18.05	1.4
Warrants	1.34	—	-
Total Investments	$1,291.51	$1,256.32	100.0%

As of December 31, 2020, our portfolio consisted of 110 investments in 52 portfolio companies across 28 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2020, were Interactive Media & Services, Health Care Technology, Health Care Providers & Services and Diversified Financial Services, which represented 14.8%, 10.2%, 8.5% and 8.4%, respectively, of our portfolio at fair value. The geographic composition of our portfolio at fair value as of December 31, 2020 was 96.8% invested in portfolio companies organized in the United States, 2.6% in portfolio companies organized in Ireland and 0.6% in portfolio companies organized in Canada.

The weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	December 31, 2020
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.1%	8.7%
First Lien/Last-Out Unitranche(2)(3)	9.0	10.2
Second Lien/Senior Secured Debt(2)	9.4	10.8
Unsecured Debt(2)	13.6	18.4
Preferred Stock(4)	—	—
Common Stock(4)	—	—
Warrants(4)	—	—
Total Portfolio	8.4%	9.2%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
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

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.):

December 31, 2020
Number of portfolio companies	52
Percentage of performing debt bearing a floating rate (1)	98.8%
Percentage of performing debt bearing a fixed rate (1) (2)	1.2%
Weighted average leverage (net debt/EBITDA)(3)	6.5x
Weighted average interest coverage(3)	2.5x
Median EBITDA(3)	$45.3 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of December 31, 2020 and December 31, 2019, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 30.3% and 20.7%, respectively, of total debt investments at fair value.

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

As of the date indicated, we had aggregate Commitments and undrawn Commitments from investors as follows:

	December 31, 2020
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$60.36	95%

The following table summarizes the total Units issued and proceeds received related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2020
March 27, 2020	502,481	$43.90
Total capital drawdowns	502,481	$43.90

For the Year Ended December 31, 2019
February 22, 2019	689,032	$65.84
March 28, 2019	455,946	43.90
April 29, 2019	234,200	21.95
May 30, 2019	232,747	21.95
September 20, 2019	58,300	5.49
Total capital drawdowns	1,670,225	$159.13

For the Year Ended December 31, 2018
February 21, 2018	335,966	$32.92
March 28, 2018	222,135	21.95
April 27, 2018	339,498	32.92
June 28, 2018	558,772	54.87
August 27, 2018	903,600	87.80
September 27, 2018	336,610	32.92
November 13, 2018	795,162	76.82
Total capital drawdowns	3,491,743	340.20

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

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of our Board of Directors, a majority of which is made up of independent directors (including an independent Chairman), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is a subsidiary of Group Inc., a public company that is a bank holding company (a “BHC”), financial holding company (a “FHC”) and a world-wide, full-service financial services organization. Group Inc. is the general partner and owner of GSAM. GSAM has been providing financial solutions for investors since 1988 and had over $1.95 trillion of assets under supervision as of December 31, 2020.

The GSAM Private Credit Group

The Private Credit Group of GSAM (the “GSAM Private Credit Group”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring our investments and monitoring and servicing our investments. The GSAM Private Credit Group was comprised of 28 investment professionals, as of December 31, 2020, all of whom are dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company. The GSAM Private Credit Group sits with a broader team known as the “GSAM Credit Alternatives Team” which has additional responsibilities other than those relating to the Company. In addition, GSAM has risk management, legal, accounting, tax, information technology and compliance personnel, among others, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The GSAM Private Credit Group is dedicated primarily to private corporate credit investment opportunities in North America and utilizes a bottom-up, fundamental research approach to lending. The senior members of the GSAM Private Credit Group have been working together since 2006 and have an average of over 19 years of experience in leveraged finance and private transactions.

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

As of December 31, 2020, our portfolio (which term does not include our investment in a money market fund managed by an affiliate of Group Inc.) on a fair value basis, was comprised of approximately 97.4% secured debt investments (61.2% in first lien debt, 10.5% in first lien/last-out unitranche loans and 25.7% in second lien debt), 0.4% in unsecured debt, 0.8% in preferred stock and 1.4% in common stock and warrants. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to Unitholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our common Units and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

On January 4, 2017, the SEC granted exemptive relief that permits us to co-invest with GS BDC, Goldman Sachs Middle Market Lending Corp. (“GS MMLC,” which merged with GS BDC on October 12, 2020), GS PMMC II and certain other funds managed by GSAM, including the GSAM Credit Alternatives Team, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures.

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

Allocation of Opportunities

Our investment objectives and investment strategies are similar to those of other client accounts managed by our Investment Adviser (including GS BDC and GS PMMC II) and an investment appropriate for us may also be appropriate for those Accounts. This creates potential conflicts in allocating investment opportunities among us and such other Accounts, particularly in circumstances where the availability of such investment opportunities is limited, where the liquidity of such investment opportunities is limited or where co-investments by us and other Accounts are not permitted under applicable law.

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

Subject to applicable law, we may invest alongside Goldman Sachs and its Accounts. In certain circumstances, negotiated co-investments by us and other Accounts may be made only pursuant to an order from the SEC permitting us to do so. Together with our Investment Adviser, GS BDC, GS MMLC (which merged with GS BDC on October 12, 2020) and GS PMMC II, we applied for and received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS BDC and GS PMMC II), each of whose investment adviser is GSAM. After the date of the exemptive order, co-investments may be made subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief and are allocated fairly among participants. As a result of our exemptive order, there could be significant overlap in our investment portfolio and the investment portfolios of GS BDC, GS PMMC II and/or other funds managed by our Investment Adviser. If our Investment Adviser identifies an investment and we are unable to rely on our exemptive relief for that particular opportunity, our Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, the Investment

Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts.

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

We may or may not receive opportunities referred by Goldman Sachs businesses and affiliates, but in no event do we have any rights with respect to such opportunities. Subject to applicable law, including the Investment Company Act, such opportunities or any portion thereof may be offered to other Accounts, Goldman Sachs, all or certain investors in us, or such other persons or entities as determined by Goldman Sachs in its sole discretion. We will have no rights and will not receive any compensation related to such opportunities. Certain of such opportunities may be referred to us by employees or other personnel of GS & Co., or by third-parties. If we invest in any such opportunities, GS & Co. or such third-parties may be entitled, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, to compensation from us or from the borrowers in connection with such investments. Any compensation we pay in connection with such referrals will be an operating expense and will accordingly be borne by us (and will not serve to offset any Management Fee or Incentive Fee (as defined below) payable to the Investment Adviser).

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

For a further explanation of the allocation of opportunities and other conflicts and the risks related thereto, please see “Item 1A. Risk Factors—Our Business and Structure—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

Market Opportunity

The GSAM Private Credit Group believes there is an attractive investment opportunity to invest in U.S. middle-market companies. Specifically:

•

The middle-market represents a large target market opportunity. According to the National Center for the Middle Market and the CIA World Factbook, the U.S. middle market is comprised of approximately 200,000 companies that represent approximately 33% of the private sector gross domestic product, employing approximately 48 million people.[1] The GSAM Private Credit Group believes that there is an attractive investment environment for us to provide loans to U.S. middle market companies.

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

Competitive Advantages

The Goldman Sachs Platform: Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base, including companies and high net worth individuals, among others. The firm is headquartered in New York, and maintains offices across the United States and in all major financial centers around the world. Group Inc.’s asset management subsidiary, GSAM, is one of the world’s leading investment managers with 702 investment professionals and approximately $1.95 trillion in assets under supervision2 as of December 31, 2020. GSAM’s investment teams, including the GSAM Private Credit Group, capitalize on the relationships, market insights, risk management expertise, technology and infrastructure of Goldman Sachs. The GSAM Private Credit Group believes the Goldman Sachs platform delivers a meaningful competitive advantage in the following ways:

•

Origination of Investment Opportunities: Goldman Sachs has a preeminent network of relationships and the ability to provide valued intellectual, as well as financial, capital to middle-market borrowers which the GSAM Private Credit Group believes significantly enhances

[1]	Estimate for 2020 by the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org.
[2]	Assets Under Supervision (AUS) includes assets under management and other client assets for which Goldman Sachs does not have full discretion.

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

Management Agreements

Investment Advisory Agreement

The investment advisory and management agreement (the “Investment Advisory Agreement”) with our Investment Adviser was entered into as of April 11, 2016. The Investment Advisory Agreement will remain in full force and effect so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the Independent Directors in accordance with the requirements of the Investment Company Act, and (b) a vote of a majority of the Board of Directors or a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Board of Directors or by vote of a majority of our outstanding voting securities, on the one hand, or by our Investment Adviser, on the other hand. The Investment Advisory Agreement also will automatically terminate in the event of its assignment (as defined in the Investment Company Act). See “Item 1A. Risk Factors—Competition—We are dependent upon management personnel of our Investment Adviser for our success.”

Management Services

Pursuant to the terms of the Investment Advisory Agreement, GSAM, subject to the overall supervision of the Board of Directors, manages our day-to-day operations and provides investment advisory and management services to us. See “Item 1A. Risk Factors—Our Business and Structure—Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest.”

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

For the year ended December 31, 2020, Management Fees amounted to $13.43 million. As of December 31, 2020, $3.24 million remained payable. For the year ended December 31, 2019, Management Fees amounted to $13.60 million.

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

In connection with their consideration of the renewal of the Investment Advisory Agreement, our Board of Directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling their decision. After deliberation and consideration of all of the information provided, including the factors described above, the Board of Directors concluded, in the exercise of their business judgment, that the management fees paid by us were reasonable in light of the services provided to us by the Investment Adviser, the Investment Adviser’s costs, and our current and reasonably foreseeable asset levels. The Board of Directors unanimously concluded that the Investment Adviser’s continued management likely would benefit us and our Unitholders and that the Investment Advisory Agreement should be approved and continued with respect to us until August 31, 2020; and the continuance of the Investment Advisory Agreement until August 31, 2021 was approved by a majority of the disinterested directors of the Company at an in-person meeting on November 3, 2020.

For the year ended December 31, 2018, we paid our Investment Adviser a total of $8.37 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Advisory Agreement, which consisted of $8.37 million in Management Fees and no Incentive Fees. For the year ended December 31, 2019, we paid our Investment Adviser a total of $13.11 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Advisory Agreement, which consisted of $13.11 million in Management Fees and no Incentive Fees. For the year ended December 31, 2020, we paid our Investment Adviser a total of $13.58 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Advisory Agreement, which consisted of $13.58 million in Management Fees and no Incentive Fees.

Duration and Termination

The Investment Advisory Agreement will remain in full force and effect for successive annual periods, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of our Independent Directors and (b) by a vote of a majority of our Board of Directors or of a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Directors, by vote of a majority of our outstanding voting stock or by our Investment Adviser. The Investment Advisory Agreement shall automatically terminate in the event of its assignment. See “Item 1A. Risk Factors—Competition—We are dependent upon management personnel of our Investment Adviser for our success.”

Limited Liability of our Investment Adviser

Our Investment Adviser will not be liable for any error of judgment or mistake of law or for any loss suffered by us in connection with the matters to which the Investment Advisory Agreement relates, except a loss resulting from willful misfeasance, bad faith or gross negligence on our Investment Adviser’s part in the performance of its duties or from reckless disregard by our Investment Adviser of its obligations and duties under the Investment Advisory Agreement. Any person, even though also employed by our Investment Adviser, who may be or become an employee of and paid by us shall be deemed, when acting within the scope of his or her employment by us, to be acting in such employment solely for us and not as our Investment Adviser’s employee or agent. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Item 1A. Risk Factors—Our Business and Structure—Our Investment Adviser will be paid the Management Fee even if the value of your investment declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.”

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

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of equity securities senior to the Units if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 200% immediately after each such issuance (or 150% if certain requirements are met). The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as us, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to Unitholders or the repurchase of our Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of its total assets for temporary purposes without regard to asset coverage. A loan is presumed to be made for temporary or emergency purposes if it is repaid within 60 days and is not extended or renewed; otherwise it is presumed to not be for temporary purposes. For a discussion of the risks associated with leverage, “Item 1A. Risk Factors—Our Business and Structure—We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.”

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

Any party not affiliated with us that receives nonpublic personal information relating to investors from us are required to adhere to confidentiality agreements and to maintain appropriate safeguards to protect investor information. Additionally, for officers, employees and agents of ours and our affiliates, access to such information is restricted to those who need such access to provide services to us and investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information. For a discussion of the risks associated with cyber incidents, see “Item 1A—Risk Factors—Operational—Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.”

Other

We may also be prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions by BDCs with affiliates to prohibit “joint” transactions among entities that share a common investment adviser or under common control with the investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. Except in certain limited circumstances, we will be unable to invest in any issuer in which another client sponsored or managed by our Investment Adviser has previously invested, including GS BDC and GS PMMC II. On January 4, 2017, the SEC granted exemptive relief that permits us to co-invest with GS BDC, GS MMLC (which merged with GS BDC on October 12, 2020), GS PMMC II, as well as certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives investment team, in the future, exemptive relief to make negotiated co-investments, subject to certain terms and conditions in the exemptive relief. As a result of our exemptive relief, there could be significant overlap in our portfolio and the investment portfolios of GS BDC, GS PMMC II and/or other funds established by the GSAM Credit Alternatives Team that are able to rely on the order.

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

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See “Item 1A. Risk Factors—Legal and Regulatory— Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.”

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

Compliance with the Bank Holding Company Act

As a BHC and FHC, the activities of Group Inc. and its affiliates are subject to certain restrictions imposed by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and related regulations. BHCs and FHCs are subject to supervision and regulation by the Federal Reserve Board (the “Federal Reserve”). Because Group Inc. may be deemed to “control” us within the meaning of the BHCA, restrictions under the BHCA could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to Group Inc. and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments. Additionally, Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us or other funds and accounts managed by our Investment Adviser and its affiliates. In addition, Goldman Sachs may cease in the future to qualify as a FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us. See “Item 1A. Risk Factors—Legal and Regulatory—Our activities may be limited as a result of potentially being deemed to be controlled by a bank holding company.”

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

Summary Risk Factors

Investing in our securities involves a high degree of risk. The following is a summary of certain of the principal risks that should be carefully considered before investing in our securities:

Market Developments and General Business Environment

•	Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.
•

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

•	The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

Legal and Regulatory

•

Our operation as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.

•

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to maintain our qualification for tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

•

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

•	We incur significant costs as a result of being registered under the Exchange Act.
•	Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.
•

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

•	Our ability to enter into transactions with our affiliates is restricted.
•	Our activities may be limited as a result of potentially being deemed to be controlled by a bank holding company.
•	Commodity Futures Trading Commission rules may have a negative impact on us and our Investment Adviser.
•	Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
•	Certain investors are limited in their ability to make significant investments in us.

Competition

•	We are dependent upon management personnel of our Investment Adviser for our future success.
•	We operate in a highly competitive market for investment opportunities.

Operational

•

We are dependent on information systems, and systems failures, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

•	Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.
•

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact theour business, financial condition and operating results of us or our portfolio companies.

Our Business and Structure

•	Our limited Term and the expiration of the Investment Period may impact our investment strategy.
•	Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.
•	Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest.
•	Goldman Sachs’ financial and other interests may incentivize Goldman Sachs to favor other Accounts.
•	Our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.
•	Our ability to grow depends on our access to adequate capital.
•	We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.
•

Our Investment Adviser will be paid the Management Fee even if the value of the Unitholders’ investments declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.

•	Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.
•	Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or Unitholder approval.
•

Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

•

Our Investment Adviser’s responsibilities and its liability to us are limited under the Investment Advisory Agreement, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

•	We may experience fluctuations in our quarterly results.
•	We are exposed to risks associated with changes in interest rates.
•	Investors may fail to pay their undrawn Commitment.

Our Portfolio Company Investments

•	Our investments are very risky and highly speculative.
•	Investing in middle-market companies involves a number of significant risks.
•

Many of our portfolio securities do not have a readily available market price and we value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

•	The lack of liquidity in our investments may adversely affect our business.
•

Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.

•	We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
•	We may be subject to risks associated with investments in real estate loans.
•	We may be subject to risks associated with investments in energy companies.
•	Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•	The portfolio companies may prepay loans, which may reduce stated yields in the future if the capital returned cannot be invested in transactions with equal or greater expected yields.
•	Investments in common and preferred equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.
•	By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.
•	We may be exposed to special risks associated with bankruptcy cases.
•	Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would affect our results of operations.
•	Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•

Our portfolio companies may have incurred or issued, or may in the future incur or issue, debt or equity securities that rank equally with, or senior to, our investments in such companies, which could have an adverse effect on us in any liquidation of the portfolio company.

•	Our portfolio companies may be highly leveraged.
•	Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. Investments.
•	We may expose ourselves to risks if we engage in hedging transactions.
•	We may form one or more CLOs, which may subject us to certain structured financing risks.
•	We will have broad discretion over the use of proceeds of the funds we raise from investors and will use proceeds in part to satisfy operating expenses.
•

We may invest a significant portion of our assets in high-quality short- term investments, which will generate lower rates of return than those expected from the interest generated on our intended investment program.

The Units

•	Investing in Units involves an above average degree of risk.
•	A Unitholder’s interest in us will be diluted if we issue additional Units, which could reduce the overall value of an investment in us.
•	We may in the future determine to issue Preferred Units, which could adversely affect the value of the Units.
•

We may not be able to pay investors distributions on Units, our distributions to investors may not grow over time and a portion of our distributions to investors may be a return of capital for U.S. federal income tax purposes.

•	The tax treatment of a non-U.S. Unitholder in its jurisdiction of tax residence will depend entirely on the laws of such jurisdiction, and may vary considerably from jurisdiction to jurisdiction.
•	We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.
•	Unitholders may receive Units as distributions, which could result in adverse tax consequences to them.
•

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. Unitholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

•	Non-U.S. Unitholders may be subject to withholding of U.S. federal income tax on dividends paid by us.
•	To the extent OID and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

•	The Units are limited in their transferability; we may repurchase or force a sale of a Unitholder’s Units.

Market Developments and General Business Environment

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which the Company and its investments are exposed. In addition, global economies and financial markets are increasingly interconnected, and political, economic and other conditions and events in one country, region, or financial market may adversely impact issuers in a different country, region or financial market. Furthermore, the occurrence of, among other events, natural or man-made disasters, severe weather or geological events, fires, floods, earthquakes, outbreaks of disease (such as COVID-19, avian influenza or H1N1/09), epidemics, pandemics, malicious acts, cyber-attacks, terrorist acts or the occurrence of climate change, also adversely impact our performance from time to time. Such events may result in, and have resulted in, closing borders, securities exchange closures, health screenings, healthcare service delays, quarantines, cancellations, supply chain disruptions, lower consumer demand, market volatility and general uncertainty. Such events have adversely impacted, and may continue to adversely impact our portfolio companies and markets and economies over the short- and long-term, including in ways that cannot necessarily be foreseen. We have been, and may continue to be negatively impacted if the value of our portfolio company holdings were harmed by such political or economic conditions or events. Moreover, such negative political and economic conditions and events have disrupted, and could continue to disrupt the processes necessary for our operations. This has created, and may continue to create widespread business continuity issues for us and our portfolio companies and heightened cybersecurity, information security and operational risks as a result of, among other things, remote work arrangements.

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. While several countries, as well as certain states in the United States, have liberalized public health restrictions as to further reopen their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition and/or re-imposition of various forms of shelter-in-place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as furloughs or lay-offs of employees (while such measures are hoped to be temporary, their impact may persist or become permanent); (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments, forbearance agreements and waivers of provisions of their credit agreements in order to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems in functioning of the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this annual report on Form 10-K, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Further, even after the pandemic subsides, the U.S. economy, as well as most other major global economies may continue to experience a recession, and we anticipate our business could be materially and adversely affected by a prolonged recession in the U.S. and other major markets.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies. In many instances, the impact will be adverse and profound. For example, middle market companies in which we may invest are being significantly impacted by these emerging events and the uncertainty caused by these events. The effects of a public health emergency may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the Investment Company Act, (v) our ability to maintain our distributions at their current level or to pay them at all or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to

us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

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

Significant changes or volatility in the capital markets have negatively affected, and may continue to negatively affect, the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the COVID-19 pandemic and measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

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

The decision made in the United Kingdom referendum in June 2016 to leave the European Union (commonly known as “Brexit”) has caused, and may continue to cause, increased volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in political, regulatory, consumer, corporate and financial confidence in the United Kingdom and Europe. On January 31, 2020, the United Kingdom withdrew from the European Union and the United Kingdom entered a transition period that expired on December 31, 2020. During this transition phase, the United Kingdom and the European Union sought to negotiate and finalize a new, more permanent trade deal. On December 24, 2020, negotiators representing the United Kingdom and the European Union came to a preliminary trade agreement, the EU-UK Trade and Cooperation Agreement (“TCA”), which is an agreement on the terms governing certain aspects of the European Union’s and United Kingdom’s relationship following the end of the transition period. On December 30, 2020, the United Kingdom and the European Union signed the TCA, which was ratified by the British Parliament on the same day. The TCA has been provisionally applied since January 1, 2021 but cannot formally enter into force until ratified by the European

Parliament. In the event that the European Parliament does not ratify the TCA before February 28, 2021, the relationship between the United Kingdom and the European Union would be based on the World Trade Organization rules. However, even under the TCA, many aspects of the United Kingdom-European Union trade relationship remain subject to further negotiation. Due to political uncertainty, it is not possible to anticipate the form or nature of the future trading relationship between the United Kingdom and the European Union. While certain measures have been proposed and/or implemented within the United Kingdom and at the European Union level or at the member state level, which are designed to minimize disruption in the financial markets, it is not currently possible to determine whether such measures would achieve their intended effects. Notwithstanding the foregoing, the extent of the impact of the withdrawal and the resulting economic arrangements in the United Kingdom and in global markets as well as any associated adverse consequences remain unclear and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. The mid-to-long term uncertainty may have a negative effect on the performance of any investments in issuers that are economically tied to the United Kingdom or Europe. Additionally, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on the ability of us and our portfolio companies to execute our respective strategies and to receive attractive returns.

Legal and Regulatory

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

•

The source-of-income requirement will be satisfied if at least 90% of our gross income for each year is derived from dividends, interest, gains from the sale of stock or securities or foreign currencies, payments with respect to loans of certain securities, net income derived from an interest in a “qualified publicly traded partnership” or other income derived with respect to our business of investing in such stock or securities or foreign currencies.

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

We and our portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes and uncertainty regarding any such changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding certain legislation and the regulations that have been adopted (and future regulations that will need to be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.

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

As a BDC, we are prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of a majority of the Independent Directors who have no financial interest in the transaction, or in some cases, the prior approval of the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed to be an affiliate for purposes of the Investment Company Act and, if this is the only reason such person is an affiliate, we are generally prohibited from buying any asset from or selling any asset (other than Units) to such affiliate, absent the prior approval of such directors. The Investment Company Act also prohibits “joint transactions” with an affiliate, which could include joint investments in the same portfolio company, without approval of the Independent Directors or in some cases the prior approval of the SEC. Moreover, except in certain limited circumstances, we are prohibited from buying any asset from or selling any asset to a holder of more than 25% of our voting securities, absent prior approval of the SEC. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing. In certain circumstances, negotiated co-investments may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS BDC and GS PMMC II), each of whose investment adviser is GSAM, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief. As a result of our exemptive order, there could be significant overlap in our investment portfolio and the investment portfolios of GS BDC, GS PMMC II and/or other funds managed by our Investment Adviser. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures.

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

In November 2020, the SEC adopted a rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk (“VaR”) leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

Competition

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

A number of entities, including GS BDC and GS PMMC II, compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, commercial and investment banks, commercial financing companies, CLOs, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds, perpetual fund lives and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. Additionally, an investment opportunity may be appropriate for one or more of us and GS BDC and GS PMMC II or any other investment fund managed by our affiliates, and co-investment may not be possible. In these instances GSAM will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

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

Operational

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

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve a third party or our own personnel gaining unauthorized access to our information systems or those of our portfolio companies for purposes of obtaining ransom payments, misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for loss or misappropriation of data, stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our reputation or business relationships. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Goldman Sachs and third-party service providers, and the information systems of our portfolio companies. Goldman Sachs and these third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

Following the expiration of the Investment Period, we are not permitted to reinvest proceeds realized by us from the sale or repayment of any investment. Accordingly, we may be required to distribute such proceeds to Unitholders, which may cause our fixed expenses to increase as a percentage of assets under management. In addition, any proceeds realized by us from the sale or repayment of Investments could result in an increased concentration of our portfolio, which could increase the risks associated with ownership of the Units. For more, see “—Our Portfolio Company Investments—Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.”

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

Our business is directly influenced by the economic cycle, and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a material adverse effect on our business, financial condition and results of operations.

Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of its Investment Committee and our officers and directors serve or may serve now or in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. For example, we have the same management and Investment Committee teams as GS BDC and GS PMMC II. Therefore, we expect these individuals may have obligations to investors in such other BDCs, the fulfillment of which might not be in our best interests or the best interests of Unitholders, and we expect that investment opportunities will satisfy the investment criteria for both us and such other BDCs. In addition, GSAM and its affiliates also manage other investment funds (including vehicles in which Goldman Sachs and its personnel have an interest), and expect to manage other vehicles in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, our Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between such other entities and us. The fact that our investment advisory fees may be lower than those of certain other funds advised by GSAM could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, Goldman Sachs or Accounts may invest alongside us. In certain circumstances, negotiated co-investments by us and other Accounts may be made only pursuant to an order from the SEC permitting us to do so. Together with our Investment Adviser, GS BDC, GS MMLC (which merged with GS BDC on October 12, 2020) and GS PMMC II , the Company has received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with GS BDC, GS PMMC II and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, in the future, subject to certain conditions, such as that co-investments be made in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief, and are allocated fairly among participants. Under the terms of our exemptive relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our Unitholders and do not involve overreaching of us or our Unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our Unitholders and is consistent with our board of directors approved criteria. See “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

As a result of our exemptive order, there could be significant overlap in our investment portfolio and the investment portfolios of GS BDC, GS PMMC II and/or other funds managed by our Investment Adviser. If we are unable to rely on our exemptive relief for a particular opportunity when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, our Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy currently provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts.

Goldman Sachs’ financial and other interests may incentivize Goldman Sachs to favor other Accounts.

Our Investment Adviser receives performance-based compensation in respect of its investment management activities on our behalf, which rewards our Investment Adviser for positive performance of our investment portfolio. As a result, our Investment Adviser may make investments for us that present a greater potential for return but also a greater risk of loss or that are more speculative than would be the case in the absence of performance-based compensation. In addition, our Investment Adviser may simultaneously manage other Accounts (including other BDCs (including GS BDC and GS PMMC II)) for which our Investment Adviser may be entitled to receive greater fees or other compensation (as a percentage of performance or otherwise) than it receives in respect of us. In addition, subject to applicable law, Goldman Sachs may invest in other Accounts (including other business development companies (including GS BDC and GS PMMC II)), and such investments may constitute substantial percentages of such other Accounts’ outstanding equity interests. Therefore, our Investment Adviser may have an incentive to favor such other Accounts over us. To address these types of conflicts, the Investment Adviser has adopted policies and procedures under which investment opportunities will be allocated in a manner that it believes is consistent with its obligations as an investment adviser. However, the amount, timing, structuring or terms of an investment by us may differ from, and performance may be different than, the investments and performance of other Accounts.

Our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.

Our ability to achieve our investment objective depends on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our Investment Adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of the Investment Committee have substantial responsibilities in connection with their roles at our Investment Adviser, with respect to GS BDC and GS PMMC II, and other clients of our Investment Adviser, as well as responsibilities under the Investment Advisory Agreement. We may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, our Investment Adviser may need to hire, train, supervise, manage and retain new employees. However, we cannot assure investors that we will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Unitholders (1)	(20.35)%	(11.45)%	(2.54)%	6.36%	15.27%

(1)

Assumes (i) $1,442.06 million in total assets as of December 31, 2020, (ii) $471.08 million in outstanding indebtedness as of December 31, 2020, (iii) $809.72 million in net assets as of December 31, 2020 and (iv) an annualized average interest rate on our indebtedness as of December 31, 2020, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.37%.

Based on our outstanding indebtedness of $471.08 million as of December 31, 2020 and an annualized average interest rate on our indebtedness as of December 31, 2020, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.37%, our investment portfolio at fair value would have had to produce an annual return of approximately 1.64% to cover annual interest payments on the outstanding debt.

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

Group Inc., including its affiliates and personnel, is a BHC and a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. As such, it acts as an investor, investment banker, research provider, investment manager, financier, adviser, market maker, trader, prime broker, derivatives dealer, lender, counterparty, agent and principal. In those and other capacities, Goldman Sachs and its affiliates advise clients in all markets and transactions and purchase, sell, hold and recommend a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own Accounts or for the Accounts of their customers and have other direct and indirect interests in the global fixed income, currency, commodity, equity, bank loans and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in portfolio companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us, or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such Accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. See “—Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest” and “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.” In addition, GS & Co. may, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, receive compensation from us or from the borrowers if we make any investments based on opportunities that such employees or personnel of GS & Co. have referred to us. Such compensation might incentivize GS & Co. or its employees or personnel to refer opportunities or to recommend investments that might otherwise be unsuitable for us. Further, any such compensation paid by us, or paid by the borrower (to which we would otherwise have been entitled) in connection with such investments, may negatively impact our returns.

Furthermore, Goldman Sachs is currently, and in the future expects to be, raising capital for new public and private investment vehicles that have, or when formed will have, the primary purpose of middle-market direct lending. These investment vehicles, as well as existing investment vehicles (including GS BDC and GS PMMC II), will compete with us for investments. Although our Investment Adviser and its affiliates will endeavor to allocate investment opportunities among their clients, including us, in a fair and equitable manner and consistent with applicable allocation procedures, it is expected that, in the future, we may not be given the opportunity to participate in investments made by other clients or entities managed by our Investment Adviser or its affiliates or that we may participate in such investments to a lesser extent due to participation by such other clients or entities.

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

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or Unitholder approval.

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

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). The U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that it intends not to compel panel banks to contribute to LIBOR after 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA reaffirmed the central assumption that firms cannot rely on LIBOR being published after the end of 2021. However, the outbreak of COVID-19 may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 outbreak on our transition plans. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Furthermore, on November 30, 2020, Intercontinental Exchange, Inc. (“ICE”) announced that the ICE Benchmark Administration Limited (“IBA”), a wholly-owned subsidiary of ICE and the administrator of LIBOR, will consider extending the LIBOR transition deadline to June 30, 2023. The announcement was supported by the FCA and the Federal Reserve. Despite the announcement, regulators continue to emphasize the importance of LIBOR transition planning. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Revolving Credit Facilities (as defined below). If we are unable to do so, amounts drawn under the Revolving Credit Facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

Interest rates in the United States are currently at historically low levels. Certain countries have experienced negative interest rates on certain fixed-income instruments. Very low or negative interest rates may magnify interest rate risk. Changing interest rates, including rates that fall below zero, may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility.

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

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in certain other financial and investment companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2020, Health Care Providers & Services, together with Health Care Technology and Health Care Equipment & Supplies, represented 23.4% of our portfolio at fair value.  Our investments in Health Care Providers & Services, Health Care Technology and Health Care Equipment & Supplies are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices. In addition, as of December 31, 2020, Software represented 5.5% of our portfolio at fair value. Our investments in Software and Internet Software & Services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks.

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

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to:

•	increase or maintain in whole or in part our equity ownership percentage or debt participation;
•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•	attempt to preserve or enhance the value of our investment.

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

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also “—Our Business and Structure—We are exposed to risks associated with changes in interest rates.”

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

There can be no assurance that we will be able to locate a sufficient number of suitable investment opportunities to allow us to successfully deploy capital that we raise from investors in a timeframe that will permit investors to earn above-market returns. To the extent we are unable to invest substantially all of the capital we raise within our contemplated timeframe, our investment income, and in turn our results of operations, will likely be materially adversely affected. See “—Our Business and Structure—We are a new company and have limited operating history.”

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

Depending on (i) the laws of such non-U.S. Unitholder’s jurisdiction of tax residence, (ii) how we, the Investments and/or any other investment vehicles through which we directly or indirectly invest are treated in such jurisdiction, and (iii) the activities of any such entities, an investment in us could result in such non-U.S. Unitholder recognizing adverse tax consequences in its jurisdiction of tax residence, including (a) with respect to any generally required or additional tax filings and/or additional disclosure required in such filings in relation to the treatment for tax purposes in the relevant jurisdiction of an interest in us, the Investments and/or any other investment vehicles through which we directly or indirectly invest and/or of distributions from such entities and any uncertainties arising in that respect (our not being established under the laws of the relevant jurisdiction), (b) the possibility of taxable income significantly in excess of cash distributed to a non-U.S. Unitholder, and possibly in excess of our actual economic income, (c) the possibilities of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains, and (d) the possibility of being subject to tax at unfavorable tax rates. A non-U.S. Unitholder may also be subject to restrictions on the use of its share of our deductions and losses in its jurisdiction of tax residence. Each prospective investor is urged to consult its own tax advisors with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in us, as well as any other jurisdiction in which such prospective investor is subject to taxation.

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as original issue discount (“OID”), which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted payment-in-kind (“PIK”) interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income other amounts that we have not yet received or will not receive in cash, such as accruals on a contingent payment debt instrument, accruals of interest income and/or original issue discount on defaulted debt, or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock.  Moreover, we generally will be required to take certain amounts in income no later than the time such amounts are reflected on our financial statements. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to Unitholders that will be sufficient to enable us to meet the annual distribution requirement necessary for us to maintain our status as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to Unitholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash in the amount required for us to make, or if we are restricted from making, sufficient distributions to our stockholders to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

Unitholders may receive Units as distributions, which could result in adverse tax consequences to them.

In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a distribution in Units instead of in cash. The Company is not subject to restrictions on the circumstances in which it may declare a portion of a distribution in Units but would generally anticipate doing so only in unusual situations, such as, for example, if we do not have sufficient cash to meet our

RIC distribution requirements under the Code. Generally, were we to declare such a distribution, we would allow Unitholders to elect payment in cash and/or Units of equivalent value. Under published IRS guidance, the entire distribution will generally be treated as a taxable distribution for U.S. federal income tax purposes, and count towards our RIC distribution requirements under the Code, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all Unitholders is required to be at least 20% of the aggregate declared distribution. If too many Unitholders elect to receive cash, the cash available for distribution is required to be allocated among the Unitholders electing to receive cash (with the balance of the distribution paid in Units) under a formula provided in the applicable IRS guidance. The number of Units distributed would thus depend on the applicable percentage limitation on cash available for distribution, the Unitholders’ individual elections to receive cash or stock, and the value of the Units. Each Unitholder generally would be treated as having received a taxable distribution (including for purposes of the withholding tax rules applicable to a non-U.S. Unitholder) on the date the distribution is received in an amount equal to the cash that such Unitholder would have received if the entire distribution had been paid in cash, even if the Unitholder received all or most of the distribution in Units. We currently do not intend to pay distributions in Units, but there can be no assurance we will not do so in the future.

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. Unitholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

During the period when we have elected to be treated as a RIC, we expect to be treated as a “publicly offered regulated investment company” as a result of Units being held by at least 500 persons at all times during a taxable year. However, we cannot assure investors that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. Unitholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. Unitholder’s allocable share of the Management Fees and Incentive Fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Unitholder. Miscellaneous itemized deductions of a U.S. Unitholder that is an individual, trust or estate are disallowed for tax years beginning before January 1, 2026, and thereafter generally are (i) deductible by such Unitholders only to the extent that the aggregate of such U.S. Unitholder’s miscellaneous itemized deductions exceeds 2% of such U.S. Unitholder’s adjusted gross income for U.S. federal income tax purposes, (ii) not deductible for purposes of the alternative minimum tax and (iii) subject to the overall limitation on itemized deductions under the Code. In addition, if we are not treated as a publicly offered regulated investment company, we will be subject to limitations on the deductibility of certain “preferential dividends” that are distributed to Unitholders on a non- pro-rata basis.

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

Certain properly reported distributions are generally exempt from withholding of U.S. federal income tax where they are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. Unitholder are at least a 10% equity holder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our net long-term capital loss for such taxable year), and certain other requirements are satisfied.

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

For accounting purposes, any cash distributions to shareholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our Unitholders, the Investment Company Act does not require that Unitholders be given notice of this fact by reporting it as a return of capital.

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

Unitholders

As of February 25, 2021, there were approximately 1,000 holders of record of our Units.

Sales of Unregistered Securities

The following table summarizes the total Units issued and proceeds received related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2020
March 27, 2020	502,481	$43.90
Total capital drawdowns	502,481	$43.90

For the Year Ended December 31, 2019
February 22, 2019	689,032	$65.84
March 28, 2019	455,946	43.90
April 29, 2019	234,200	21.95
May 30, 2019	232,747	21.95
September 20, 2019	58,300	5.49
Total capital drawdowns	1,670,225	$159.13

For the Year Ended December 31, 2018
February 21, 2018	335,966	$32.92
March 28, 2018	222,135	21.95
April 27, 2018	339,498	32.92
June 28, 2018	558,772	54.87
August 27, 2018	903,600	87.80
September 27, 2018	336,610	32.92
November 13, 2018	795,162	76.82
Total capital drawdowns	3,491,743	340.20

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

The following tables summarize the distributions declared on our Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Year Ended December 31, 2020
August 5, 2020	August 6, 2020	August 28, 2020	$2.34
October 1, 2020	October 2, 2020	November 2, 2020	$3.74
December 30, 2020	December 31, 2020	January 29, 2021	$10.57(1)

For the Year Ended December 31, 2019
February 20, 2019	March 29, 2019	April 26, 2019	$2.53
May 7, 2019	June 28, 2019	July 26, 2019	$1.97
July 30, 2019	September 30, 2019	October 25, 2019	$3.27
October 18, 2019	October 16, 2019	October 30, 2019	$0.88(1)
October 30, 2019	December 31, 2019	January 27, 2020	$2.00
November 8, 2019	November 12, 2019	November 22, 2019	$3.73(1)

(1)	$0.09 is considered return of capital distribution.

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

Not applicable.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through December 31, 2020, we have originated $2.18 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages.”

Impact of COVID-19 Pandemic

The resurgence in the spread of COVID-19 toward the end of 2020 and into 2021 has created greater uncertainty regarding the economic outlook for the near term, even as early efforts to distribute vaccines are underway. While governments and central banks continued to be aggressive in providing fiscal and monetary stimulus, the global economic recovery remains fragile. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, which are highly uncertain and cannot be predicted.

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. Given the unprecedented nature of COVID-19 and the difficulty in predicting future government responses and restrictions, the operating environment of our portfolio companies is evolving rapidly.  Business disruption experienced by our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from our investments companies and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our Unitholders. As a result, we may be required to reduce the future amount of distributions to our Unitholders. We continue to closely monitor our investment portfolio in order to be positioned to respond appropriately.

In response to the COVID-19 pandemic, Goldman Sachs has continued to successfully execute on its Business Continuity Planning (the “BCP”) strategy since initially activating it in the first quarter of 2020. Goldman Sachs’ priority has been to safeguard its employees and to ensure continuity of business operations. Goldman Sachs has a central team that continues to manage its COVID-19 response, which is led by its chief administrative officer and chief medical officer. As a result of the execution of Goldman Sachs’ BCP, the majority of its employees continue to work remotely during most of 2020 and continue to do so in January 2021. In order to re-open offices to Goldman Sachs employees after initial restrictions began to ease in the second quarter of 2020, Goldman Sachs established policies and protocols to address safety considerations, taking into account the readiness of people, communities and facilities. Over the course of the pandemic, the extent to which Goldman Sachs employees have worked from its offices has varied based on how circumstances in each location have evolved.  Goldman Sachs is in constant dialogue with key stakeholders to assess health and safety conditions across all of its office locations and to have robust procedures in place to protect the well-being of its employees, such as controls around building access, strict physical distancing measures, enhanced cleaning regimes and on-site COVID-19 testing.  Our systems and infrastructure have continued to support our business operations. We have maintained regular and active communication across senior management, the rest of our private credit group and our board of directors (the “Board of Directors”). Furthermore, we have ongoing dialogues with our vendors to ensure they continue to meet our criteria for business continuity.

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

Leverage

The JPM Revolving Credit Facility allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of December 31, 2020 and December 31, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility and the revolving credit facility with Bank of America, N.A., the “BoA Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”)

was 271% and 270%. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as the Company, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	As of
	December 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$776.74	$767.93	61.2%	$875.70	$870.02	62.2%
First Lien/Last-Out Unitranche	137.13	131.58	10.5	128.26	127.21	9.1
Second Lien/Senior Secured Debt	348.31	323.21	25.7	391.15	369.65	26.4
Unsecured Debt	5.57	5.15	0.4	4.90	4.88	0.3
Preferred Stock	10.41	10.40	0.8	15.21	15.95	1.1
Common Stock	12.01	18.05	1.4	12.01	12.70	0.9
Warrants	1.34	—	-	0.10	0.10	0.0
Total Investments	$1,291.51	$1,256.32	100.0%	$1,427.33	$1,400.51	100.0%

The weighted average yield of our portfolio by asset type (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.1%	8.7%	8.8%	8.9%
First Lien/Last-Out Unitranche(2)(3)	9.0	10.2	10.0	10.2
Second Lien/Senior Secured Debt(2)	9.4	10.8	10.6	11.7
Unsecured Debt(2)	13.6	18.4	13.6	13.8
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	8.4%	9.2%	9.2%	9.6%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
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

As of December, 2020, the total portfolio weighted average yield measured at amortized cost and fair value was 8.4% and 9.2%, as compared to 9.2% and 9.6%, at December 31, 2019. Within First Lien/Last-Out Unitranche, the decrease in weighted average yield at amortized cost was primarily driven by the decline in the London InterBank Offered Rate (“LIBOR”). Within Second Lien/Senior Secured Debt, the decrease in weighted average yield at amortized cost was primarily driven by one investment placed on non-accrual status. Within Unsecured Debt, the increase in weighted average yield at fair value was primarily driven by the increased market volatility, economic disruption, and wider credit spreads resulting from the recent COVID-19 pandemic. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “—Impact of COVID-19 Pandemic.”

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.):

	As of
	December 31, 2020	December 31, 2019
Number of portfolio companies	52	60
Percentage of performing debt bearing a floating rate(1)	98.8%	98.6%
Percentage of performing debt bearing a fixed rate(1)(2)	1.2%	1.4%
Weighted average leverage (net debt/EBITDA)(3)	6.5x	6.1x
Weighted average interest coverage(3)	2.5x	2.2x
Median EBITDA(3)	$45.3 million	$40.3 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of December 31, 2020 and December 31, 2019, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 30.3% and 20.7%, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

	As of
	December 31, 2020		December 31, 2019
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	1,117.82	89.0	1,370.03	97.8
Grade 3	138.48	11.0	30.48	2.2
Grade 4	—	—	—	—
Total Investments	$1,256.30	100.0%	$1,400.51	100.0%

The increase in investments with a grade 3 investment performance rating as of December 31, 2020 compared to December 31, 2019 was primarily driven by increased market volatility, economic disruption, and wider credit spreads resulting from the recent COVID-19 pandemic, however economic indicators generally continued to improve upon the rebound experienced during the second quarter, following significant declines in the first quarter, as businesses continued to navigate governmental mandates and the government continued to maintain liquidity in the capital markets and provide fiscal stimulus to support the economy. Given the unprecedented nature of COVID-19, the operating environment of our portfolio companies is evolving rapidly. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “Impact of COVID-19 Pandemic.”

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.):

	As of
	December 31, 2020		December 31, 2019
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,278.98	99.0%	$1,427.33	100.0%
Non-accrual	12.53	1.0	—	—
Total Investments	$1,291.51	100.0%	$1,427.33	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Years Ended December 31,
	2020	2019
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$2.53	$327.57
First Lien/Last-Out Unitranche	7.96	4.80
Second Lien/Senior Secured Debt	—	34.80
Total	$10.49	$367.17
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$130.51	$194.56
First Lien/Last-Out Unitranche	0.99	35.07
Second Lien/Senior Secured Debt	46.10	112.28
Preferred Stock	9.60	1.75
Common Stock	—	3.69
Total	$187.20	$347.35
Net (decrease) in portfolio	$(176.71)	$19.82
Number of new portfolio companies with new investment commitments	—	9
Total new investment commitment amount in new portfolio companies	$—	$226.97
Average new investment commitment amount in new portfolio companies	$—	$25.22
Number of existing portfolio companies with new investment commitments	3	19
Total new investment commitment amount in existing portfolio companies	$10.49	$140.20
Weighted average remaining term for new investment commitments (in years)(2)	3.2	4.9
Percentage of new debt investment commitments at cost for floating interest rates	84.9%	99.5%
Percentage of new debt investment commitments at cost for fixed interest rates	15.1%	0.5%
Weighted average yield on new debt and income producing investment commitments(3)	10.1%	9.0%
Weighted average yield on new investment commitments(4)	10.1%	9.0%
Weighted average yield on debt and income producing investments sold or repaid(5)	8.0%	10.0%
Weighted average yield on investments sold or repaid(6)	7.6%	9.8%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Years Ended December 31,
	2020	2019
	($ in millions)
Total investment income	$127.36	$154.84
Net expenses	52.79	61.53
Net investment income	74.57	93.31
Net realized gain (loss) on investments	4.80	(19.16)
Net realized gain (loss) on foreign currency transactions	0.16	0.12
Net unrealized appreciation (depreciation) on investments	(8.38)	(18.15)
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	(5.27)	1.17
Income tax (provision) benefit, realized and unrealized gain/loss	(0.19)	(0.63)
Net increase in Members’ Capital from operations	$65.69	$56.66

Net increase in Members’ Capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

	For the Years Ended December 31,
	2020	2019
	($ in millions)
Interest	$125.32	$152.23
Dividend income	0.24	0.61
Other income	1.80	2.00
Total investment income	$127.36	$154.84

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, decreased from $152.23 million for the year ended December 31, 2019 to $125.32 million for the year ended December 31, 2020, primarily due to a decrease in the size of our portfolio. The amortized cost of the portfolio decreased from $1,427.33 million as of December 31, 2019 to $1,291.51 million as of December 31, 2020. Included in interest for the years ended December 31, 2020 and 2019 is $1.43 million and $2.66 million, in prepayment premiums and $1.82 million and $4.66 million, in accelerated accretion of upfront loan origination fees and unamortized discounts.

     Dividend and other income

Dividend and other income for the year ended December 31, 2020 remained relatively consistent as compared to the year ended December 31, 2019.

Expenses

	For the Years Ended December 31,
	2020	2019
	($ in millions)
Interest and other debt expenses	$24.28	$34.34
Management fees	13.43	13.60
Incentive fees	11.59	9.57
Professional fees	1.31	1.55
Directors’ fees	0.25	0.38
Other general and administrative expenses	1.93	2.09
Total expenses	$52.79	$61.53

Interest and other debt expenses

Interest and other debt expenses decreased from $34.34 million for the year ended December 31, 2019 to $24.28 million for the year ended December 31, 2020. This was primarily due to a decrease in the average aggregate daily borrowings from $551.24 million to $489.24 million, which was driven by a decrease in the size of our portfolio.

 Management Fees and Incentive Fees

Management Fees for the year ended December 31, 2020 remained relatively consistent as compared to the year ended December 31, 2019.

The accrual for Incentive Fees increased from $9.57 million for the year ended December 31, 2019 to $11.59 million for the year ended December 31, 2020.

  Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses for the year ended December 31, 2020 remained relatively consistent as compared to the year ended December 31, 2019.

Net Realized Gains (Losses) and Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Years Ended December 31,
	2020	2019
	(in millions)
Vantage Mobility International, LLC	$—	$(10.24)
Country Fresh Holding Company Inc.	—	(12.34)
Continuum Managed Services LLC - Class B	—	2.34
Accuity Delivery Systems, LLC	4.80	—
Other, net	—	1.08
Net realized gain (loss)	$4.80	$(19.16)

For the year ended December 31, 2020, net realized gains were primarily driven by our investments in one portfolio company. In October 2020, we sold our preferred stock in Accuity Delivery Systems, LLC, which resulted in a realized gain of $4.80 million.

For the year ended December 31, 2019, net realized losses were primarily driven by our investments in two portfolio companies. In May 2019, we exchanged our first lien/last-out unitranche debt in Vantage Mobility International, LLC for first lien/last-out unitranche debt, preferred stock and common stock, which resulted in a realized loss of $10.24 million. In addition, in April 2019, we exchanged our second lien debt in Country Fresh Holding Company Inc. for common stock, which resulted in a realized loss of $12.34 million.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Years Ended December 31,
	2020	2019
	($ in millions)
Unrealized appreciation	$38.45	$9.96
Unrealized depreciation	(46.83)	(28.11)
Net change in unrealized appreciation (depreciation) on investments	$(8.38)	$(18.15)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31, 2020
($ in millions)
Portfolio Company:
Zep Inc.	$16.68
Wrike, Inc.	6.54
Wine.com, LLC	5.46
Empirix, Inc.	2.47
Fenergo Finance 3 Limited	2.38
Diligent Corporation	1.99
Lithium Technologies, Inc.	(1.79)
Picture Head Midco LLC	(2.21)
CorePower Yoga LLC	(2.40)
Odyssey Logistics & Technology Corporation	(3.10)
Accuity Delivery Systems, LLC	(3.11)
Vantage Mobility International, LLC	(6.62)
Other, net(1)	(11.43)
Chase Industries, Inc. (dba Senneca Holdings)	(13.24)
Total	$(8.38)

(1)	For the year ended December 31, 2020, other, net includes gross unrealized appreciation of $2.93 million and gross unrealized depreciation of $(14.36) million.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2020 continued to be impacted by the COVID-19 pandemic, however economic indicators generally continued to improve upon the rebound experienced during the second quarter, following significant declines in the first quarter, as businesses continued to navigate governmental mandates and the government continued to maintain liquidity in the capital markets and provide fiscal stimulus to support the economy. Given the unprecedented nature of COVID-19, the operating environment of our portfolio companies is evolving rapidly. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “—Impact of COVID-19 Pandemic.” In addition, the net change in unrealized appreciation (depreciation) was primarily driven by the unrealized depreciation in Chase Industries, Inc. (dba Senneca Holdings), which was placed on non-accrual status during the three months ended June 30, 2020 due to financial underperformance and the unrealized depreciation in Vantage Mobility International, LLC, which was due to financial underperformance, partially offset by the unrealized appreciation in Zep Inc., which was due to financial improvement.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of

Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to the JPM Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2020 and December 31, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility and the revolving credit facility with Bank of America, N.A., the “BoA Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”) was 271% and 270%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of December 31, 2020, we had cash of approximately $25.38 million, an increase of $7.70 million from December 31, 2019. In addition, as of December 31, 2020, we had an investment in a money market fund managed by an affiliate of Group Inc. of $122.36 million. Cash provided by operating activities for the year ended December 31, 2020 was approximately $92.22 million, primarily driven by net purchases of investments in the affiliated money market fund of $122.36 million, other operating activities of $2.49, offset by an increase in Members’ Capital from operations of $65.69 million and net sales of investments of $151.38 million. Cash used by financing activities for the year ended December 31, 2020 was approximately $84.55 million, primarily driven by proceeds from the issuance of common Units of $43.90 million, offset by net repayments on debt of $40.91 million, distributions paid of $85.37 million and other financing activities of $2.17 million.

As of December 31, 2019, we had cash of approximately $17.68 million, a decrease of $7.87 million from December 31, 2018. In addition, as of December 31, 2019, we had an investment in a money market fund managed by an affiliate of Group Inc. of $22.30 million. Cash provided by operating activities for the year ended December 31, 2019 was approximately $46.69 million, primarily driven by net purchases of investments of $26.65 million, net purchases of investments in the affiliated money market fund of $22.30 million, offset by other operating activities of $38.96 million and an increase in Members’ Capital resulting from operations of $56.66 million. Cash used by financing activities for the year ended December 31, 2019 was approximately $54.56 million, primarily driven by proceeds from the issuance of common Units of $159.13 million, offset by net repayments on debt of $62.47 million, distributions paid of $150.25 million and other financing activities of $0.97 million.

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

We had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2020			December 31, 2019
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$60.36	95%	$1,097.43	$104.26	91%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2020
March 27, 2020	502,481	$43.90
Total capital drawdowns	502,481	$43.90

For the Year Ended December 31, 2019
February 22, 2019	689,032	$65.84
March 28, 2019	455,946	43.90
April 29, 2019	234,200	21.95
May 30, 2019	232,747	21.95
September 20, 2019	58,300	5.49
Total capital drawdowns	1,670,225	$159.13

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of December 31, 2020:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Revolving Credit Facility	$408.89	$—	$—	$408.89	$—
JPM Revolving Credit Facility	€50.90	€—	€—	€50.90	€—

Euro (“€”)

JPM Revolving Credit Facility

On November 21, 2017, Goldman Sachs Private Middle Market Credit SPV LLC (“SPV”), our wholly-owned subsidiary, entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, collateral administrator, bank and securities intermediary and we serve as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company also acts as our transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian. The Company amended the JPM Revolving Credit Facility on August 17, 2018, December 10, 2018, February 22, 2019, April 3, 2020, August 26, 2020 and November 23, 2020.

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

The JPM Revolving Credit Facility is a multicurrency facility. As of December 31, 2020, the total commitments under the JPM Revolving Credit Facility were $468.25 million. The JPM Revolving Credit Facility also has a commitment increase option, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the sixth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2020, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	December 31, 2020	December 31, 2019
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$37.69	$67.82
First Lien/Last-Out Unitranche	—	0.72
Second Lien/Senior Secured Debt	—	4.47
Total	$37.69	$73.01

As of December 31, 2020, we had aggregate Commitments and undrawn Commitments from investors as follows:

	December 31, 2020
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$60.36	95%

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

RECENT DEVELOPMENTS

On January 26, 2021, Jonathan Lamm notified us of his intention to resign as Chief Financial Officer and Treasurer effective March 1, 2021. Mr. Lamm’s decision to resign is not the result of any disagreement with the Company. On February 24, 2021, our Board of Directors appointed Joseph DiMaria as our Interim Chief Financial Officer and Interim Treasurer effective March 1, 2021.

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

Uncertainty with respect to the economic effects of the COVID-19 pandemic has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below.

As of December 31, 2020 and December 31, 2019, on a fair value basis, approximately 1.2% and 1.4%, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 98.8% and 98.6%, of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2020 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2020 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$21.98	$(13.11)	$8.87
Up 200 basis points	12.25	(8.74)	3.51
Up 100 basis points	2.53	(4.37)	(1.84)
Up 75 basis points	0.37	(3.28)	(2.91)
Up 50 basis points	0.25	(2.19)	(1.94)
Up 25 basis points	0.12	(1.09)	(0.97)
Down 25 basis points	(0.10)	1.04	0.94
Down 50 basis points	(0.10)	1.04	0.94
Down 75 basis points	(0.11)	1.04	0.93
Down 100 basis points	(0.11)	1.04	0.93
Down 200 basis points	(0.12)	1.04	0.92
Down 300 basis points	(0.13)	1.04	0.91

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

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders of Goldman Sachs Private Middle Market Credit LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of Goldman Sachs Private Middle Market Credit LLC and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in members’ capital and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in its members’ capital and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our procedures included confirmation of securities owned as of December 31, 2020 and 2019 by correspondence with the agent banks, portfolio company investees, transfer agent and brokers; when replies were not received, we performed other auditing procedures.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 25, 2021

We have served as the auditor of one or more investment companies in the following group of business development companies

since 2012 – Goldman Sachs Private Middle Market Credit LLC,

Goldman Sachs BDC, Inc., and

Goldman Sachs Private Middle Market Credit II LLC

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	December 31, 2020	December 31, 2019
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,286,255 and $1,389,030)	$1,250,276	$1,358,034
Non-controlled affiliated investments (cost of $5,254 and $38,303)	6,029	42,477
Total investments, at fair value (amortized cost of $1,291,509 and $1,427,333)	1,256,305	1,400,511
Investments in affiliated money market fund (cost of $144,658 and $22,297)	144,658	22,297
Cash	25,384	17,681
Receivable for investments sold	469	112
Interest and dividends receivable	11,127	6,199
Deferred financing costs	3,788	3,113
Unrealized appreciation on foreign currency forward contracts	—	45
Other assets	333	123
Total assets	$1,442,064	$1,450,081
Liabilities
Debt	$471,075	$511,988
Interest and other debt expenses payable	4,223	7,283
Management fees payable	3,244	3,395
Incentive fees payable	38,339	26,747
Distribution payable	113,000	20,368
Unrealized depreciation on foreign currency forward contracts	164	—
Directors’ fees payable	3	—
Accrued expenses and other liabilities	2,298	2,167
Total liabilities	$632,346	$571,948
Commitments and Contingencies (Note 8)
Members’ Capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (10,687,877 and 10,185,396 units issued and outstanding as of December 31, 2020 and December 31, 2019)	1,012,430	966,027
Distributable earnings	(202,712)	(87,894)
TOTAL MEMBERS’ CAPITAL	$809,718	$878,133
TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,442,064	$1,450,081
Net asset value per unit	$75.76	$86.21

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

	For the Years Ended December 31,
	2020	2019	2018
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$122,757	$149,463	$119,694
Other income	1,153	1,966	1,957
From non-controlled affiliated investments:
Interest income	2,553	2,765	1,757
Dividend income	242	614	340
Other income	650	29	18
Total investment income	$127,355	$154,837	$123,766
Expenses:
Interest and other debt expenses	$24,280	$34,343	$28,480
Management fees	13,430	13,598	9,604
Incentive fees	11,592	9,567	11,316
Professional fees	1,316	1,550	1,753
Directors’ fees	245	375	365
Other general and administrative expenses	1,925	2,093	2,049
Total expenses	$52,788	$61,526	$53,567
NET INVESTMENT INCOME	$74,567	$93,311	$70,199

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$1	$(19,156)	$2,296
Non-controlled affiliated investments	4,800	—	—
Foreign currency forward contracts	101	127	1
Foreign currency transactions	59	(5)	(274)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(4,983)	(21,080)	(11,537)
Non-controlled affiliated investments	(3,399)	2,931	1,243
Foreign currency forward contracts	(210)	(60)	105
Foreign currency translations	(5,063)	1,229	1,038
Net realized and unrealized gains (losses)	$(8,694)	$(36,014)	$(7,128)
(Provision) benefit for taxes on realized gain/loss on investments	$(1,215)	$182	$(670)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	1,030	(813)	(411)
NET INCREASE IN MEMBERS’ CAPITAL FROM OPERATIONS	$65,688	$56,666	$61,990
Weighted average units outstanding	10,569,808	9,767,230	6,509,809
Net investment income per unit (basic and diluted)	$7.05	$9.55	$10.78
Earnings per unit (basic and diluted)	$6.21	$5.80	$9.52

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

	For the Years Ended December 31,
	2020	2019	2018

Members’ Capital at beginning of period	$878,133	$807,461	$487,506
Increase in Members’ Capital from operations:
Net investment income	$74,567	$93,311	$70,199
Net realized gain (loss)	4,961	(19,034)	2,023
Net change in unrealized appreciation (depreciation)	(13,655)	(16,980)	(9,151)
(Provision) benefit for taxes on realized gain/loss on investments	(1,215)	182	(670)
(Provision) benefit for unrealized appreciation/depreciation on investments	1,030	(813)	(411)
Net increase in Members’ Capital from operations	$65,688	$56,666	$61,990
Distributions to Unitholders from:
Return of capital	$(986)	$(47,000)	$—
Distributable earnings	$(177,014)	$(98,121)	$(82,239)
Total distributions to Unitholders	$(178,000)	$(145,121)	$(82,239)
Capital transactions:
Issuance of units	$43,897	$159,127	$340,204
Net increase in Members’ Capital from capital transactions	$43,897	$159,127	$340,204
TOTAL INCREASE (DECREASE) IN MEMBERS’ CAPITAL	$(68,415)	$70,672	$319,955
Members’ Capital at end of period	$809,718	$878,133	$807,461
Distributions declared per unit	$16.65	$14.38	$11.62

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

	For the Years Ended December 31,
	2020	2019	2018

Cash flows from operating activities:
Net increase in Members’ Capital from operations:	$65,688	$56,666	$61,990
Adjustments to reconcile net increase in Members’ Capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(54,992)	(384,878)	(741,996)
Payment-in-kind interest capitalized	(3,766)	(2,229)	(815)
Investments in affiliated money market fund, net	(122,361)	(22,297)	1,313
Proceeds from sales of investments and principal repayments	206,369	358,226	217,765
Net realized (gain) loss	(4,800)	19,166	(2,296)
Net change in unrealized (appreciation) depreciation on investments	8,382	18,149	10,294
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	179	51	(108)
Amortization of premium and accretion of discount, net	(6,988)	(9,584)	(6,703)
Amortization of deferred financing costs	1,449	1,774	1,898
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(357)	(42)	(70)
(Increase) decrease in interest and dividends receivable	(4,928)	928	(1,938)
(Increase) decrease in other assets	(210)	184	(305)
Increase (decrease) in interest and other debt expenses payable	(3,019)	774	5,155
Increase (decrease) in management fees payable	(151)	485	1,235
Increase (decrease) in incentive fees payable	11,592	9,567	11,316
Increase (decrease) in directors’ fees payable	3	—	(5)
Increase (decrease) in accrued expenses and other liabilities	131	(252)	1,828
Net cash provided by (used for) operating activities	$92,221	$46,688	$(441,442)
Cash flows from financing activities:
Proceeds from issuance of common units	$43,897	$159,127	$340,204
Distributions paid	(85,368)	(150,253)	(70,933)
Financing costs paid	(2,165)	(964)	(1,466)
Borrowings on debt	5,087	132,326	605,712
Repayments of debt	(46,000)	(194,800)	(414,750)
Net cash provided by (used for) financing activities	$(84,549)	$(54,564)	$458,767
Net increase (decrease) in cash	7,672	(7,876)	17,325
Effect of foreign exchange rate changes on cash and cash equivalents	31	9	3
Cash, beginning of period	17,681	25,548	8,220
Cash, end of period	$25,384	$17,681	$25,548
Supplemental and non-cash activities
Interest expense paid	$24,250	$31,079	$20,445
Accrued but unpaid distributions	$113,000	$20,368	$25,500
Exchange of investments	$13,769	$15,844	$1,054

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2020

(in thousands, except unit and per unit amounts)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Investments at Fair Value - 155.16% #
1st Lien/Senior Secured Debt - 94.84%
Associations, Inc.(1)(2)(3)	Real Estate Management & Development	8.00%	L + 7.00% (incl. 3.00% PIK)	1.00%	07/30/24	$21,093	$20,932	$20,566
Associations, Inc.(1)(2)(3)(4)	Real Estate Management & Development	8.00%	L + 7.00% (incl. 3.00% PIK)	1.00%	07/30/24	4,607	4,506	4,426
Associations, Inc.(1)(2)(3)	Real Estate Management & Development	7.00%	L + 6.00%	1.00%	07/30/24	886	879	864
Brillio, LLC(1)(2)(3)	IT Services	5.75%	L + 4.75%	1.00%	02/06/25	6,885	6,835	6,833
Brillio, LLC(1)(3)(4)	IT Services	5.75%	L + 4.75%	1.00%	02/06/25	2,330	1,165	1,148
Businessolver.com, Inc.(1)(2)(3)	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	31,875	31,536	31,477
Businessolver.com, Inc.(1)(2)(3)	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	4,781	4,726	4,721
Businessolver.com, Inc.(1)(2)(3)(4)	Health Care Technology		L + 7.50%	1.00%	05/15/23	3,984	(39)	(50)
CorePower Yoga LLC(1)(2)	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK)	1.00%	05/14/25	15,296	15,109	12,849
CorePower Yoga LLC(1)(2)	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK)	1.00%	05/14/25	1,070	1,058	899
DDS USA Holding, Inc.(1)(2)(3)	Health Care Equipment & Supplies	6.75%	L + 5.75%	1.00%	06/30/22	5,673	5,660	5,630
DDS USA Holding, Inc.(1)(2)(3)	Health Care Equipment & Supplies	7.06%	L + 5.75%	1.00%	06/30/22	4,858	4,847	4,822
DDS USA Holding, Inc.(1)(2)(3)(4)	Health Care Equipment & Supplies		L + 5.75%	1.00%	06/30/22	1,625	(3)	(12)
Diligent Corporation(1)(2)(3)	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	€23,958	27,372	28,610
Diligent Corporation(1)(2)(3)	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	15,479	15,277	15,131
Diligent Corporation(1)(2)(3)(4)	Professional Services		L + 6.25%	1.00%	08/04/25	1,900	(34)	(43)
DocuTAP, Inc.(1)(2)(3)	Health Care Technology	6.50%	L + 5.50%	1.00%	05/12/25	36,841	36,135	36,104
Empirix, Inc.(1)(2)(3)	Diversified Telecommunication Services	7.25%	L + 6.25%	1.00%	09/25/24	33,047	32,656	32,139
Empirix, Inc.(1)(2)(3)(4)	Diversified Telecommunication Services		L + 6.25%	1.00%	09/25/23	1,900	(18)	(52)
Fenergo Finance 3 Limited(1)(2)(3)(5)	Diversified Financial Services	7.00%	L + 6.00%	1.00%	09/05/24	€26,900	30,899	32,452
Fenergo Finance 3 Limited(1)(2)(3)(4)(5)	Diversified Financial Services		L + 6.00%	1.00%	09/05/24	1,785	(19)	(22)
Fenergo Finance 3 Limited(1)(2)(3)(4)(5)	Diversified Financial Services		L + 6.00%	1.00%	09/05/24	€2,300	(29)	(35)
FWR Holding Corporation (dba First Watch Restaurants)(2)(3)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	13,249	13,086	12,852
FWR Holding Corporation (dba First Watch Restaurants)(2)(3)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	2,648	2,616	2,568
FWR Holding Corporation (dba First Watch Restaurants)(2)(3)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	1,674	1,653	1,623
FWR Holding Corporation (dba First Watch Restaurants)(2)(3)(4)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	67	—	(2)
FWR Holding Corporation (dba First Watch Restaurants)(2)(3)(4)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	1,764	(21)	(53)
Gastro Health Holdco, LLC(1)(2)(3)	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	15,010	14,811	14,672
Gastro Health Holdco, LLC(1)(3)	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	7,700	7,586	7,527
Gastro Health Holdco, LLC(1)(2)(3)	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	7,599	7,495	7,428
Gastro Health Holdco, LLC(1)(3)	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	7,288	7,203	7,124
Gastro Health Holdco, LLC(1)(2)(3)(4)	Health Care Providers & Services	9.25%	L + 7.00%	1.00%	09/04/23	3,100	1,129	1,093
GlobalTranz Enterprises, Inc.(1)(2)	Road & Rail	5.15%	L + 5.00%		05/15/26	12,012	11,818	11,051
Hygiena Borrower LLC(2)	Life Sciences Tools & Services	5.00%	L + 4.00%	1.00%	08/26/22	5,426	5,392	5,399
Hygiena Borrower LLC(2)(4)	Life Sciences Tools & Services		L + 4.00%	1.00%	08/26/22	580	(4)	(3)
iCIMS, Inc.(1)(2)(3)	Software	7.50%	L + 6.50%	1.00%	09/12/24	45,158	44,551	44,480
iCIMS, Inc.(1)(3)	Software	7.50%	L + 6.50%	1.00%	09/12/24	8,317	8,192	8,192

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except unit and per unit amounts)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
iCIMS, Inc.(1)(3)	Software	7.50%	L + 6.50%	1.00%	09/12/24	$2,822	$2,787	$2,780
Integral Ad Science, Inc.(1)(2)(3)	Interactive Media & Services	8.25%	L + 7.25% (incl. 1.25% PIK)	1.00%	07/19/24	39,150	38,651	38,367
Integral Ad Science, Inc.(1)(2)(3)(4)	Interactive Media & Services		L + 6.00%	1.00%	07/19/23	2,741	(28)	(55)
Internet Truckstop Group, LLC (dba Truckstop)(1)(2)(3)	Transportation Infrastructure	6.50%	L + 5.50%	1.00%	04/02/25	33,983	33,346	33,303
Internet Truckstop Group, LLC (dba Truckstop)(1)(2)(3)(4)	Transportation Infrastructure		L + 5.50%	1.00%	04/02/25	2,800	(50)	(56)
Lithium Technologies, Inc.(1)(2)(3)	Interactive Media & Services	9.00%	L + 8.00%	1.00%	10/03/22	58,727	57,913	56,231
Lithium Technologies, Inc.(1)(2)(3)(4)	Interactive Media & Services	9.00%	L + 8.00%	1.00%	10/03/22	3,371	1,304	1,205
Mailgun Technologies, Inc.(1)(2)(3)	Interactive Media & Services	6.00%	L + 5.00%	1.00%	03/26/25	20,024	19,724	20,024
Mailgun Technologies, Inc.(1)(2)(3)(4)	Interactive Media & Services		L + 5.00%	1.00%	03/26/25	2,370	1	—
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1)(2)(3)	Health Care Technology	6.50%	L + 5.50%	1.00%	11/15/24	31,002	30,556	30,536
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1)(3)(4)	Health Care Technology	6.50%	L + 5.50%	1.00%	11/15/24	4,788	2,808	2,801
Netvoyage Corporation (dba NetDocuments)(1)(2)(3)	Software	8.00%	L + 7.00%	1.00%	03/22/24	13,452	13,309	13,183
Netvoyage Corporation (dba NetDocuments)(1)(2)(3)	Software	8.00%	L + 7.00%	1.00%	03/22/24	884	873	866
Netvoyage Corporation (dba NetDocuments)(1)(2)(3)(4)	Software		L + 7.00%	1.00%	03/24/22	1,044	(5)	(21)
Picture Head Midco LLC(1)(2)(3)	Entertainment	8.25%	L + 7.25% (incl. 0.50% PIK)	1.00%	08/31/23	29,083	28,632	26,466
Power Stop, LLC(1)(2)	Auto Components	4.65%	L + 4.50%		10/19/25	11,270	11,249	11,002
SF Home Décor, LLC (dba SureFit Home Décor)(1)(2)(3)	Household Products	10.75%	L + 9.75%	1.00%	07/13/22	27,526	27,142	26,631
SPay, Inc. (dba Stack Sports)(1)(2)(3)	Interactive Media & Services	8.75%	L + 7.75% (incl. 2.00% PIK)	1.00%	06/17/24	16,218	16,023	14,353
SPay, Inc. (dba Stack Sports)(1)(2)(3)	Interactive Media & Services	8.75%	L + 7.75% (incl. 2.00% PIK)	1.00%	06/17/24	1,186	1,172	1,050
SPay, Inc. (dba Stack Sports)(1)(2)(3)	Interactive Media & Services	8.75%	L + 7.75% (incl. 2.00% PIK)	1.00%	06/17/24	592	588	523
Viant Medical Holdings, Inc.(1)(2)	Health Care Equipment & Supplies	7.25%	L + 6.25%	1.00%	07/02/25	19,411	19,137	18,926
VRC Companies, LLC (dba Vital Records Control)(2)(3)	Commercial Services & Supplies	7.50%	L + 6.50%	1.00%	03/31/23	10,496	10,440	10,417
VRC Companies, LLC (dba Vital Records Control)(2)(3)(4)	Commercial Services & Supplies		P + 5.50%		03/31/22	264	(1)	(2)
Wine.com, LLC(1)(2)(3)	Beverages	8.00%	L + 7.00%	1.00%	11/14/24	9,600	9,465	9,600
Wrike, Inc.(1)(2)(3)	Professional Services	7.75%	L + 6.75%	1.00%	12/31/24	34,190	33,678	34,190
Wrike, Inc.(1)(2)(3)(4)	Professional Services		L + 6.75%	1.00%	12/31/24	2,400	(32)	—
Xactly Corporation(1)(2)(3)	IT Services	8.25%	L + 7.25%	1.00%	07/29/22	40,879	40,552	40,572
Xactly Corporation(1)(2)(3)(4)	IT Services		L + 7.25%	1.00%	07/29/22	2,554	(16)	(19)
Yasso, Inc.(1)(2)(3)	Food Products	8.75%	L + 7.75%	1.00%	03/23/22	12,647	12,574	12,647
Total 1st Lien/Senior Secured Debt							776,749	767,928

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except unit and per unit amounts)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
1st Lien/Last-Out Unitranche (6) - 16.25%
Doxim, Inc.(1)(2)(3)	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	$30,800	$30,211	$30,030
Doxim, Inc.(1)(2)(3)	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	23,822	23,378	23,227
Doxim, Inc.(1)(2)(3)	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	4,700	4,567	4,582
Doxim, Inc.(1)(3)	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	3,490	3,404	3,403
RugsUSA, LLC(1)(2)(3)	Household Products	7.00%	L + 6.00%	1.00%	04/30/23	8,692	8,647	8,649
Smarsh, Inc.(1)(2)	Interactive Media & Services	9.25%	L + 8.25%	1.00%	11/20/25	55,214	54,702	54,110
Vantage Mobility International, LLC(2)(3)	Health Care Equipment & Supplies	7.00%	L + 6.00% PIK	1.00%	03/21/24	12,223	12,223	7,578
Total 1st Lien/Last-Out Unitranche							137,132	131,579

2nd Lien/Senior Secured Debt - 39.92%
American Dental Partners, Inc.(1)(2)(3)	Health Care Providers & Services	9.50%	L + 8.50%	1.00%	09/25/23	$9,180	$9,066	$8,629
Chase Industries, Inc. (dba Senneca Holdings)(1)(2)(3)	Building Products	10.00% PIK	10.00% PIK		11/11/25	12,850	11,422	9,766
Chase Industries, Inc. (dba Senneca Holdings)(1)(2)(3)(7)	Building Products		11.00% PIK		05/11/26	12,850	12,529	—
ERC Finance, LLC (dba Eating Recovery Center)(1)(2)(3)	Health Care Providers & Services	9.22%	L + 8.22%	1.00%	09/22/25	29,800	29,343	29,353
Genesis Acquisition Co. (dba ProCare Software)(1)(2)(3)	Diversified Financial Services	7.73%	L + 7.50%		07/31/25	10,500	10,310	9,555
Genesis Acquisition Co. (dba ProCare Software)(1)(2)(3)	Diversified Financial Services	7.73%	L + 7.50%		07/31/25	2,700	2,646	2,457
Hygiena Borrower LLC(2)(3)	Life Sciences Tools & Services	8.75%	L + 7.75%	1.00%	08/26/23	2,810	2,778	2,775
Hygiena Borrower LLC(2)(3)	Life Sciences Tools & Services	8.75%	L + 7.75%	1.00%	08/26/23	147	146	145
Intelligent Medical Objects, Inc.(1)(2)(3)	Health Care Technology	9.50%	L + 8.50%	1.00%	12/22/24	23,100	22,713	22,523
Market Track, LLC(1)(2)(3)	Media	8.75%	L + 7.75%	1.00%	06/05/25	32,800	32,165	31,488
National Spine and Pain Centers, LLC(1)(2)(3)	Health Care Providers & Services	9.25%	L + 8.25%	1.00%	12/02/24	28,500	27,976	27,502
Odyssey Logistics & Technology Corporation(1)(2)	Road & Rail	9.00%	L + 8.00%	1.00%	10/12/25	28,152	27,710	24,140
Recipe Acquisition Corp. (dba Roland Foods)(2)(3)	Food Products	10.00%	L + 9.00%	1.00%	12/01/22	20,000	19,740	19,150
SMB Shipping Logistics, LLC (dba Worldwide Express)(1)(2)(3)	Air Freight & Logistics	9.00%	L + 8.00%	1.00%	02/03/25	33,333	32,958	31,667
Spectrum Plastics Group, Inc.(1)(2)	Containers & Packaging	8.00%	L + 7.00%	1.00%	01/31/26	9,975	9,940	8,741
USRP Holdings, Inc. (dba U.S. Retirement Partners)(1)(2)(3)	Insurance	9.75%	L + 8.75%	1.00%	09/29/25	10,300	10,208	9,811
USRP Holdings, Inc. (dba U.S. Retirement Partners)(1)(2)(3)	Insurance	9.75%	L + 8.75%	1.00%	09/29/25	1,716	1,701	1,634
Xcellence, Inc. (dba Xact Data Discovery)(1)(2)(3)	IT Services	9.75%	L + 8.75%	1.00%	06/22/24	27,900	27,437	27,482
YI, LLC (dba Young Innovations)(1)(2)(3)	Health Care Equipment & Supplies	8.75%	L + 7.75%	1.00%	11/07/25	22,903	22,427	21,758
Zep Inc.(1)(2)	Chemicals	9.25%	L + 8.25%	1.00%	08/11/25	35,700	35,098	34,629
Total 2nd Lien/Senior Secured Debt							348,313	323,205

Unsecured Debt - 0.64%
Recipe Acquisition Corp. (dba Roland Foods)(3)	Food Products	13.25% PIK	13.25% PIK		12/21/22	$5,595	$5,566	$5,147
Total Unsecured Debt							5,566	5,147

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except unit and per unit amounts)

Investment	Industry	Interest Rate (+)	Par Amount/ Shares (++)	Cost	Fair Value
Preferred Stock - 1.28%
Recipe Acquisition Corp. (dba Roland Foods)(3)(8)(9)	Food Products	11.00% PIK	1,600	$1,496	$1,948
Vantage Mobility International, LLC(3)(8)(9)	Health Care Equipment & Supplies		11,486,738	6,010	—
Wine.com, LLC(1)(3)(8)(9)	Beverages		337,425	2,900	8,449
Total Preferred Stock				10,406	10,397

Common Stock - 2.23%
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B^^^(1)(3)(9)	Health Care Providers & Services		12,370	$1,668	$2,144
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units^^^(1)(3)(5)(8)(9)	Health Care Providers & Services		11,675	232	532
Country Fresh Holding Company Inc.(1)(3)(8)(9)	Food Products		986	1,232	6
Elah Holdings, Inc.^(1)(3)(8)(9)	Capital Markets		69,386	3,354	3,353
National Spine and Pain Centers, LLC(1)(3)(8)(9)	Health Care Providers & Services		900	900	547
Vantage Mobility International, LLC(3)(8)(9)	Health Care Equipment & Supplies		5,371,684	—	—
Wrike, Inc.(1)(3)(8)(9)	Professional Services		5,247,296	3,260	10,442
Yasso, Inc.(1)(3)(8)(9)	Food Products		1,360	1,360	1,025
Total Common Stock				12,006	18,049

Warrants - 0.00%
KDOR Holdings Inc. (dba Senneca Holdings)(1)(3)(9)	Building Products		31	$23	$—
KDOR Holdings Inc. (dba Senneca Holdings)(1)(3)(9)	Building Products		1,487	1,096	—
KDOR Holdings Inc. (dba Senneca Holdings)(1)(3)(9)	Building Products		155	114	—
Recipe Acquisition Corp. (dba Roland Foods)(3)(9)	Food Products		44	104	—
Total Warrants				1,337	—

Investments in Affiliated Money Market Fund - 17.86%
Goldman Sachs Financial Square Government Fund - Institutional Shares^^^(10)			144,657,568	$144,658	$144,658
Total Investments in Affiliated Money Market Fund				144,658	144,658

TOTAL INVESTMENTS - 173.02%				$1,436,167	$1,400,963

LIABILITIES IN EXCESS OF OTHER ASSETS - (73.02%)					$(591,245)

NET ASSETS - 100.00%					$809,718

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L") or alternate base rate (commonly based on the Prime Rate ("P")), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of December 31, 2020, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.34%, 0.26%, 0.24%, 0.19%, 0.14% and 0.10%, respectively. As of December 31, 2020, P was 3.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2020.

(++)

The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Euro ("€").

#	Percentages are based on net assets.
^

As defined in the Investment Company Act of 1940 (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.

^^^	The investment is otherwise deemed to be an "affiliated person" of the Company. See Note 3 "Significant Agreements and Related Party Transactions".
(1)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

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

(5)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2020 the aggregate fair value of these securities is $32,927 or 2.28% of the Company’s total assets.

(6)

In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

(7)	The investment is on non-accrual status as of December 31, 2020.
(8)	Non-income producing security.
(9)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of December 31, 2020, the aggregate fair value of these securities is $28,446 or 3.51% of the Company's net assets. The initial acquisition dates of the restricted securities were as follows:

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except unit and per unit amounts)

Investment	Acquisition Date
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B - Common Stock	03/30/18
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units - Common Stock	03/30/18
Country Fresh Holding Company Inc. - Common Stock	04/29/19
Elah Holdings, Inc. - Common Stock	05/09/18
KDOR Holdings Inc. (dba Senneca Holdings) - Warrants	05/29/20
KDOR Holdings Inc. (dba Senneca Holdings) - Warrants	05/29/20
KDOR Holdings Inc. (dba Senneca Holdings) - Warrants	06/22/20
National Spine and Pain Centers, LLC - Common Stock	06/02/17
Recipe Acquisition Corp. (dba Roland Foods) - Preferred Stock	12/22/16
Recipe Acquisition Corp. (dba Roland Foods) - Warrants	12/22/16
Vantage Mobility International, LLC - Common Stock	05/23/19
Vantage Mobility International, LLC - Preferred Stock	05/23/19
Wine.com, LLC - Preferred Stock	11/14/18
Wrike, Inc. - Common Stock	12/31/18
Yasso, Inc. - Common Stock	03/23/17

(10)	The annualized seven-day yield as of December 31, 2020 is 0.02%.

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	U.S. Dollar (USD) 575	Euro (EUR) 510	01/05/21	$(49)
Bank of America, N.A.	U.S. Dollar (USD) 563	Euro (EUR) 498	04/06/21	(46)
Bank of America, N.A.	U.S. Dollar (USD) 560	Euro (EUR) 492	07/06/21	(44)
Bank of America, N.A.	U.S. Dollar (USD) 327	Euro (EUR) 287	10/05/21	(25)
				$(164)

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

	For the Years Ended December 31,
	2020	2019	2018
Prepayment premiums	$1,433	$2,657	$1,555
Accelerated amortization of upfront loan origination fees and unamortized discounts	$1,818	$4,661	$3,053

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2020, the Company had an investment held in one portfolio company on non-accrual status, which represented 1.0% and 0.0% of the total investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) at amortized cost and at fair value, respectively. As of December 31, 2019, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2020 and December 31, 2019, the Company held an aggregate cash balance of $25,384 and $17,681. Foreign currency of $1,168 and $1,184 (acquisition cost of $1,125 and $1,172) is included in cash as of December 31, 2020 and December 31, 2019.

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

In May 2020, the SEC adopted the final rule under SEC release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, amending certain disclosure requirements applicable to acquisitions and dispositions of businesses, including real estate operations and investment companies. The final rule is effective on January 1, 2021. Voluntary early adoption is permitted immediately, provided that the new rules are applied in their entirety from the date of early adoption. The Company adopted this final rule in December 2020 and this adoption did not have a material impact on the Company’s consolidated financial statements.

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

For the years ended December 31, 2020, 2019 and 2018, Management Fees amounted to $13,430, $13,598 and $9,604. As of December 31, 2020, $3,244 remained payable.

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

For the years ended December 31, 2020, 2019 and 2018, the Company accrued unvested Incentive Fees of $11,592, $9,567 and $11,316. As of December 31, 2020, $38,339 was payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the years ended December 31, 2020, 2019 and 2018, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the years ended December 31, 2020, 2019 and 2018, the Company incurred expenses for services provided by the Administrator and the Custodian of $1,057, $1,170 and $846. As of December 31, 2020, $263 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the years ended December 31, 2020, 2019 and 2018, the Company incurred expenses for services provided by the Transfer Agent of $78, $144 and $125. As of December 31, 2020, $29 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Year Ended December 31, 2020
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$22,297	$657,192	$(534,831)	$—	$—	$144,658	$147
Accuity Delivery Systems, LLC	22,915	340	(24,950)	4,800	(3,105)	—	1,922
Collaborative Imaging, LLC (dba Texas Radiology Associates)	16,208	161	(13,400)	—	(293)	2,676	1,376
Elah Holdings, Inc.	3,354	—	—	—	(1)	3,353	—
Total Non-Controlled Affiliates	$64,774	$657,693	$(573,181)	$4,800	$(3,399)	$150,687	$3,445

For the Year Ended December 31, 2019
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$—	$1,104,839	$(1,082,542)	$—	$—	$22,297	$456
Accuity Delivery Systems, LLC	20,688	80	—	—	2,147	22,915	1,568
Collaborative Imaging, LLC (dba Texas Radiology Associates)	15,400	24	—	—	784	16,208	1,384
Elah Holdings, Inc.	3,354	—	—	—	—	3,354	—
Total Non-Controlled Affiliates	$39,442	$1,104,943	$(1,082,542)	$—	$2,931	$64,774	$3,408

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due To Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of December 31, 2020 and December 31, 2019, there were $95 and $168, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted exemptive relief (“Exemptive Relief”) that permits the Company to co-invest with Goldman Sachs BDC, Inc. (“GS BDC”), Goldman Sachs Middle Market Lending Corp. (“GS MMLC,” which merged with GS BDC on October 12, 2020), Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”) and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, after the date of the exemptive order, subject to certain  conditions including that co-investments are made in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the Exemptive Relief, and are allocated fairly among participants. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of our Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of our Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of GS BDC, GS PMMC II and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

4.	INVESTMENTS

The Company’s investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	December 31, 2020		December 31, 2019
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$776,749	$767,928	$875,704	$870,024
1st Lien/Last-Out Unitranche	137,132	131,579	128,264	127,206
2nd Lien/Senior Secured Debt	348,313	323,205	391,151	369,656
Unsecured Debt	5,566	5,147	4,898	4,877
Preferred Stock	10,406	10,397	15,206	15,954
Common Stock	12,006	18,049	12,006	12,699
Warrants	1,337	—	104	95
Total Investments	$1,291,509	$1,256,305	$1,427,333	$1,400,511

The industry composition of the Company’s investments at fair value and net assets was as follows:

	December 31, 2020		December 31, 2019
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Interactive Media & Services	14.8%	22.9%	13.4%	21.4%
Health Care Technology	10.2	15.8	9.2	14.7
Health Care Providers & Services	8.5	13.2	10.2	16.3
Diversified Financial Services	8.4	13.0	6.7	10.6
Professional Services	7.0	10.9	5.4	8.6
IT Services	6.0	9.4	5.3	8.5
Software	5.5	8.6	8.7	13.9
Health Care Equipment & Supplies	4.7	7.3	4.7	7.5
Food Products	3.2	4.9	2.9	4.6
Household Products	2.8	4.4	2.6	4.1
Road & Rail	2.8	4.3	4.0	6.3
Chemicals	2.8	4.3	4.5	7.1
Transportation Infrastructure	2.6	4.1	2.4	3.8
Diversified Telecommunication Services	2.6	4.0	2.1	3.4
Air Freight & Logistics	2.5	3.9	2.3	3.7
Media	2.5	3.9	2.2	3.6
Entertainment	2.1	3.3	2.0	3.3
Real Estate Management & Development	2.1	3.2	1.7	2.7
Beverages	1.4	2.2	0.9	1.4
Hotels, Restaurants & Leisure	1.3	2.1	1.4	2.2
Diversified Consumer Services	1.1	1.7	0.9	1.5
Insurance	0.9	1.4	0.9	1.4
Auto Components	0.9	1.4	0.8	1.3
Commercial Services & Supplies	0.8	1.3	0.8	1.2
Building Products	0.8	1.2	1.7	2.7
Containers & Packaging	0.7	1.1	0.6	0.9
Life Sciences Tools & Services	0.7	1.0	0.6	1.0
Capital Markets	0.3	0.4	0.2	0.4
Internet & Direct Marketing Retail	—	—	0.9	1.4
Total	100.0%	155.2%	100.0%	159.5%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	December 31, 2020	December 31, 2019
United States	96.8%	97.9%
Ireland	2.6	2.1
Canada	0.6	—
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of December 31, 2020 and December 31, 2019. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of December 31, 2020
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured	$707,805	Discounted cash flows	Discount Rate	6.0% - 13.2%	8.7%
1st Lien/Last-Out Unitranche	77,469	Discounted cash flows	Discount Rate	7.3% - 22.1%	10.3%
2nd Lien/Senior Secured	245,929	Discounted cash flows	Discount Rate	9.3% - 12.5%	10.4%
	9,766	Comparable multiples	EV/EBITDA(6)	7.2x - 27.9x	10.5x
Unsecured Debt	5,147	Discounted cash flows	Discount Rate	2.5% - 4.2%	18.1%
Equity
Preferred Stock	$1,948	Comparable multiples	EV/EBITDA(6)	10.0x - 23.5x	14.5x
	8,449	Comparable multiples	EV/Revenue	1.8x - 4.3x	1.6x
Common Stock	6,029	Discounted cash flows	Discount Rate	14.0% - 31.5%	24.6%
	1,316	Comparable multiples	EV/EBITDA(6)	9.7x - 10.8x	10.4x
	10,704	Comparable multiples	EV/Revenue	0.3x - 15.1x	14.8x

As of December 31, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured	$769,884	Discounted cash flows	Discount Rate	6.5% - 13.3%	8.9%
1st Lien/Last-Out Unitranche	127,206	Discounted cash flows	Discount Rate	8.5% - 10.7%	9.9%
2nd Lien/Senior Secured	301,375	Discounted cash flows	Discount Rate	9.9% - 12.4%	10.7%
Unsecured Debt	4,877	Discounted cash flows	Discount Rate	3.8% - 5.2%	13.7%
Equity
Preferred Stock	$3,155	Comparable multiples	EV/Revenue	1.0x - 3.2x	1.3x
	12,799	Comparable multiples	EV/EBITDA(6)	7.8x - 19.0x	15.3x
Common Stock	6,396	Discounted cash flows	Discount Rate	13.9% - 31.0%	23.9%
	4,709	Comparable multiples	EV/Revenue	2.3x - 9.7x	9.4x
	1,594	Comparable multiples	EV/EBITDA(6)	8.5x - 12.7x	10.0x
Warrants	95	Comparable multiples	EV/EBITDA(6)	10.7x - 19.9x	12.4x

(1)

Included within Level 3 assets of $1,201,371 is an amount of $126,809 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,036,350 or 88.4% of Level 3 bank loans, corporate debt, and other debt obligations.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2020 and December 31, 2019. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	December 31, 2020				December 31, 2019
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$22,053	$745,875	$767,928	$—	$62,361	$807,663	$870,024
1st Lien/Last-Out Unitranche	—	—	131,579	131,579	—	—	127,206	127,206
2nd Lien/Senior Secured Debt	—	32,881	290,324	323,205	—	50,431	319,225	369,656
Unsecured Debt	—	—	5,147	5,147	—	—	4,877	4,877
Preferred Stock	—	—	10,397	10,397	—	—	15,954	15,954
Common Stock	—	—	18,049	18,049	—	—	12,699	12,699
Warrants	—	—	—	—	—	—	95	95
Affiliated Money Market Fund	144,658	—	—	144,658	22,297	—	—	22,297
Total assets	$144,658	$54,934	$1,201,371	$1,400,963	$22,297	$112,792	$1,287,719	$1,422,808
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$(164)	$—	$(164)	$—	$45	$—	$45

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2020
1st Lien/Senior Secured Debt	$807,663	$45,515	$(1)	$(3,106)	$(108,213)	$4,017	$—	$—	$745,875	$(3,007)
1st Lien/Last-Out Unitranche	127,206	9,236	—	(4,496)	(994)	627	—	—	131,579	(4,560)
2nd Lien/Senior Secured Debt	319,225	13,868	—	(1,173)	(43,235)	1,639	—	—	290,324	(1,223)
Unsecured Debt	4,877	656	—	(398)	—	12	—	—	5,147	(398)
Preferred Stock	15,954	—	4,800	(757)	(9,600)	—	—	—	10,397	2,123
Common Stock	12,699	—	—	5,350	—	—	—	—	18,049	5,350
Warrants	95	2,467	—	(1,328)	(1,234)	—	—	—	—	(1,329)
Total assets	$1,287,719	$71,742	$4,799	$(5,908)	$(163,276)	$6,295	$—	$—	$1,201,371	$(3,044)
For the Year Ended December 31, 2019
1st Lien/Senior Secured Debt	$741,446	$276,237	$(42)	$(3,072)	$(201,041)	$5,578	$—	$(11,443)	$807,663	$(2,564)
1st Lien/Last-Out Unitranche	163,253	21,559	(10,236)	945	(49,683)	1,368	—	—	127,206	910
2nd Lien/Senior Secured Debt	406,928	18,928	(12,231)	(13,210)	(106,314)	2,313	32,487	(9,676)	319,225	(15,973)
Unsecured Debt	4,295	578	—	(6)	—	10	—	—	4,877	(6)
Preferred Stock	12,159	6,010	750	(1,215)	(1,750)	—	—	—	15,954	(745)
Common Stock	11,285	1,232	2,597	1,272	(3,687)	—	—	—	12,699	1,817
Warrants	130	—	—	(35)	—	—	—	—	95	(35)
Total assets	$1,339,496	$324,544	$(19,162)	$(15,321)	$(362,475)	$9,269	$32,487	$(21,119)	$1,287,719	$(16,596)

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)	Transfers in were primarily due to decreased price transparency.
(3)	Transfers out were primarily due to increased price transparency.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2020 and December 31, 2019, approximates its carrying value because the JPM Revolving Credit Facility has variable interest based on selected short term rates.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of December 31, 2020 and December 31, 2019, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities (which includes the Revolving Credit Facilities) was 271% and 270%.

The Company’s outstanding debt was as follows:

	December 31, 2020			December 31, 2019
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Revolving Credit Facility(1)	$468,250	$—	$471,075	$605,000	$90,750	$511,988

(1)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2020, the Company had outstanding borrowings denominated in USD of $408,893 and in Euros (EUR) of 50,900. As of December 31, 2019, the Company had outstanding borrowings denominated in USD of $454,893 and in EUR of 50,900.

The combined weighted average interest rates of the aggregate borrowings outstanding for the year ended December 31, 2020 and for the year ended December 31, 2019 were 4.37% and 5.73%. The combined weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2020 and for the year ended December 31, 2019 were $489,244 and $551,244.

JPM Revolving Credit Facility

On November 21, 2017, SPV entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, collateral administrator, bank and securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company also acts as the Company’s transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian. The Company amended the JPM Revolving Credit Facility on August 17, 2018, December 10, 2018, February 22, 2019, April 3, 2020, August 26, 2020 and November 23, 2020.

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

The JPM Revolving Credit Facility is a multicurrency facility. As of December 31, 2020, the total commitments under the JPM Revolving Credit Facility were $468,250. The JPM Revolving Credit Facility also has a commitment increase option, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the sixth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $8,175 were incurred in connection with obtaining and amending the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of December 31, 2020 and December 31, 2019, outstanding deferred financing costs were $3,788 and $3,113.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Years Ended December 31,
	2020	2019	2018
Borrowing interest expense	$21,373	$30,508	$15,786
Facility fees	1,458	946	764
Amortization of financing costs	1,449	1,609	1,224
Total	$24,280	$33,063	$17,774
Weighted average interest rate	4.37%	5.76%	5.65%
Average outstanding balance	$489,244	$529,764	$279,221

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

The below table presents the summary information of the BoA Revolving Credit Facility:

	For the Years Ended December 31,
	2020	2019	2018
Borrowing interest expense	N/A	$1,089	$9,977
Facility fees	N/A	26	56
Amortization of financing costs	N/A	165	673
Total	N/A	$1,280	$10,706
Weighted average interest rate	N/A	5.07%	4.82%
Average outstanding balance	N/A	$21,479	$206,922

7.	DERIVATIVES

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

For the years ended December 31, 2020, 2019 and for the period from August 8, 2018 to December 31, 2018, the Company’s average USD notional exposure to foreign currency forward contracts were $3,155, $3,436 and $3,776.

The Company’s net exposure to foreign currency forward contracts by counterparty that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Financial Condition was as follows:

	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
December 31, 2020
Bank of America, N.A.	$—	$(164)	$(164)	$—	$(164)

December 31, 2019
Bank of America, N.A.	$45	$—	$45	$—	$45

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows:

	For the Years Ended December 31,
	2020	2019	2018
Net realized gain (loss) on foreign currency forward contracts	$101	$127	$1
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(210)	(60)	105
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(109)	$67	$106

8.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2020			December 31, 2019
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,097,430	$60,359	95%	$1,097,430	$104,256	91%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of December 31, 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

		Unfunded Commitment Balances(2)		Fair Value(3)
	Commitment Expiration Date(1)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
1st Lien/Senior Secured Debt
Brillio, LLC	2/6/21	$1,165	$2,330	$(9)	$(23)
Associations, Inc.	7/30/21	66	1,378	(2)	(14)
FWR Holding Corporation (dba First Watch Restaurants)	12/20/21	67	—	(2)	—
Netvoyage Corporation (dba NetDocuments)	3/24/22	1,044	1,044	(21)	(13)
VRC Companies, LLC (dba Vital Records Control)	3/31/22	264	118	(2)	(1)
DDS USA Holding, Inc.	6/30/22	1,625	1,463	(12)	(7)
Xactly Corporation	7/29/22	2,554	2,554	(19)	(32)
Hygiena Borrower LLC	8/26/22	580	580	(3)	(12)
Lithium Technologies, Inc.	10/3/22	2,023	4,046	(86)	(61)
Businessolver.com, Inc.	5/15/23	3,984	2,391	(50)	(42)
Integral Ad Science, Inc.	7/19/23	2,741	2,741	(55)	(41)
FWR Holding Corporation (dba First Watch Restaurants)	8/21/23	1,764	265	(53)	(3)
Gastro Health Holdco, LLC	9/4/23	1,938	3,100	(44)	(46)
Empirix, Inc.	9/25/23	1,900	1,900	(52)	(190)
Fenergo Finance 3 Limited	9/5/24	2,810	2,580	(35)	(19)
Fenergo Finance 3 Limited	9/5/24	1,785	1,785	(22)	(13)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	11/15/24	1,915	3,447	(29)	(60)
Wrike, Inc.	12/31/24	2,400	2,400	—	(48)
Mailgun Technologies, Inc.	3/26/25	2,370	2,370	—	(41)
Internet Truckstop Group, LLC (dba Truckstop)	4/2/25	2,800	2,800	(56)	(42)
Diligent Corporation	8/4/25	1,900	228	(43)	(2)
Datacor Holdings, Inc.	2/1/20	—	800	—	(8)
Gastro Health Holdco, LLC	4/13/20	—	1,138	—	(17)
GlobalTranz Enterprises, Inc.	5/15/20	—	3,147	—	(283)
Hygiena Borrower LLC	6/29/20	—	863	—	(17)
Diligent Corporation	12/19/20	—	6,448	—	(64)
CorePower Yoga LLC	5/14/21	—	2,854	—	(43)
Gastro Health Holdco, LLC	9/13/21	—	7,700	—	(116)
SPay, Inc. (dba Stack Sports)	6/17/24	—	577	—	(19)
Associations, Inc.	7/30/24	—	886	—	(9)
iCIMS, Inc.	9/12/24	—	2,822	—	(49)
CorePower Yoga LLC	5/14/25	—	1,070	—	(16)
Total 1st Lien/Senior Secured Debt		$37,695	$67,825	$(595)	$(1,351)
1st Lien/Last-Out Unitranche
Vantage Mobility International, LLC	9/9/21	$—	$717	$—	$(65)
Total 1st Lien/Last-Out Unitranche		$—	$717	$—	$(65)
2nd Lien/Senior Secured Debt
USRP Holdings, Inc. (dba U.S. Retirement Partners)	3/29/20	$—	$884	$—	$(9)
Hygiena Borrower LLC	6/29/20	—	883	—	(15)
Genesis Acquisition Co. (dba ProCare Software)	7/31/20	—	2,700	—	(68)
Total 2nd Lien/Senior Secured Debt		$—	$4,467	$—	$(92)
Total		$37,695	$73,009	$(595)	$(1,508)

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

9.	MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2020
March 27, 2020	502,481	$43,897
Total capital drawdowns	502,481	$43,897

For the Year Ended December 31, 2019
February 22, 2019	689,032	$65,846
March 28, 2019	455,946	43,897
April 29, 2019	234,200	21,949
May 30, 2019	232,747	21,948
September 20, 2019	58,300	5,487
Total capital drawdowns	1,670,225	$159,127

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Year Ended December 31, 2020
August 5, 2020	August 6, 2020	August 28, 2020	$2.34
October 1, 2020	October 2, 2020	November 2, 2020	$3.74
December 30, 2020	December 31, 2020	January 29, 2021	$10.57(1)

For the Year Ended December 31, 2019
February 20, 2019	March 29, 2019	April 26, 2019	$2.53
May 7, 2019	June 28, 2019	July 26, 2019	$1.97
July 30, 2019	September 30, 2019	October 25, 2019	$3.27
October 18, 2019	October 16, 2019	October 30, 2019	$0.88(1)
October 30, 2019	December 31, 2019	January 27, 2020	$2.00
November 8, 2019	November 12, 2019	November 22, 2019	$3.73(1)

(1)	$0.09 is considered return of capital distribution

10.EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit:

	For the Years Ended December 31,
	2020	2019	2018

Net increase in Members’ Capital from operations	$65,688	$56,666	$61,990
Weighted average Units outstanding	10,569,808	9,767,230	6,509,809
Basic and diluted earnings per unit	$6.21	$5.80	$9.52

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

11.	TAX INFORMATION

The below table presents the tax character of distributions:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Distributions paid from:
Ordinary Income	$177,014	$118,438	$80,425
Net Long-Term Capital Gains	$—	$—	$1,814
Total Taxable Distributions	$177,014	$118,438	$82,239
Tax Return of Capital	$986	$26,683	$—

As of the dates indicated, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Undistributed Ordinary Income—net	$—	$—	$—
Undistributed Long-Term Capital Gains	$—	$—	$—
Total Undistributed Earnings	$—	$—	$—
Capital Loss Carryforward:
Perpetual Long-Term	$(27,291)	$(15,494)	$—
Timing Differences (Incentive Fee, Organizational Costs, Distributions Payable, Qualified Late Year Ordinary Loss Deferral)	$(151,690)	$(47,768)	$(18,414)
Unrealized Earnings (Losses)—net	$(23,731)	$(24,632)	$(8,081)
Total Accumulated Earnings (Losses)—net	$(202,712)	$(87,894)	$(26,495)

As of the dates indicated, the Company’s aggregate unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Tax cost	$1,421,540	$1,448,529	$1,408,173
Gross unrealized appreciation	$24,603	$10,956	$4,735
Gross unrealized depreciation	$(48,334)	$(35,588)	$(12,816)
Net unrealized investment appreciation on investments	$(23,731)	$(24,632)	$(8,081)

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to net mark to market gains/(losses) on foreign currency contracts and differences in the tax treatment of material modification of debt securities.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from return of capital distributions, and differences in the tax treatment of underlying fund investments. For the years ended December 31, 2020, 2019 and 2018, the Company reclassified $180,506, $19,944 and $1,736, respectively, from total distributable earnings to common units.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	December 31, 2020	December 31, 2019	December 31, 2018
Net increase in members' capital resulting from operations	$65,688	$56,666	$61,990
Adjustments:
Net unrealized loss (gain) on investments and foreign currency forward contracts and translations	$12,625	$17,793	$9,562
Income not currently taxable	$(4,707)	$(30)	$(2,406)
Income for tax but not for book	$(186)	$(19)	$130
Expenses not currently deductable	$12,807	$9,360	$11,961
Expenses for tax but not for book	$(25)	$—	$—
Realized gain (loss) differences	$(29,111)	$(1,001)	$155
Taxable income net of capital loss carryforward	$57,091	$82,769	$81,392
Capital loss carryforward	$27,291	$15,494	$—
Taxable income(1)	$84,382	$98,263	$81,392

(1)	Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

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

12.	FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	For the period from June 9, 2016 (inception) to December 31, 2016
Per Unit Data:(1)
NAV, beginning of period	$86.21	$94.83	$97.05	$97.73	$100.00
Net investment income (loss)	7.05	9.55	10.78	9.16	1.67
Net realized and unrealized gains (losses)(2)	(0.83)	(3.73)	(1.21)	(0.17)	(2.54)
Income tax provision, realized and unrealized gains	(0.02)	(0.06)	(0.17)	—	—
Net increase (decrease) in net assets from operations(2)	6.20	5.76	9.40	8.99	(0.87)
Distributions declared:
From net investment income	(16.56)	(9.77)	(11.26)	(9.67)	(1.40)
From return of capital	(0.09)	(4.61)	—	—	—
From capital gains	—	—	(0.36)	—	—
Total distributions declared	(16.65)	(14.38)	(11.62)	(9.67)	(1.40)
Total increase (decrease) in net assets	(10.45)	(8.62)	(2.22)	(0.68)	(2.27)
NAV, end of period	$75.76	$86.21	$94.83	$97.05	$97.73
Units outstanding, end of period	10,687,877	10,185,396	8,515,171	5,023,428	2,142,978
Weighted average units outstanding	10,569,808	9,767,230	6,509,809	3,220,281	1,071,739
Total return based on NAV(3)	7.19%	6.07%	9.69%	9.20%	(0.87)%
Ratio/Supplemental Data:(4)
Members’ Capital, end of period	$809,718	$878,133	$807,461	$487,506	$209,441
Ratio of net expenses to average Members’ Capital	5.91%	6.85%	8.56%	7.65%	6.04%
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	1.89%	1.96%	2.20%	2.56%	4.92%
Ratio of interest and other debt expenses to average Members’ Capital	2.72%	3.82%	4.55%	3.22%	1.49%
Ratio of incentive fees to average Members’ Capital	1.30%	1.07%	1.81%	1.87%	—%
Ratio of total expenses to average Members’ Capital	5.91%	6.85%	8.56%	7.65%	6.41%
Ratio of net investment income (loss) to average Members’ Capital	8.35%	10.39%	11.22%	9.40%	3.78%
Portfolio turnover	5%	26%	20%	12%	—%

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

13.SUBSEQUENT EVENTS

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

Goldman Sachs Private Middle Market Credit LLC—Tax Information (unaudited)

During the year ended December 31, 2020, the Goldman Sachs Private Middle Market Credit LLC designated 97.62% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

For the year ended December 31, 2020, the Goldman Sachs Private Middle Market Credit LLC designated 97.44% of the dividends paid from net investment company taxable income as section 163(j) Interest Dividends.

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

g. Total Remuneration

Staff remuneration for the financial period ending December 31, 2020:

Total remuneration for the financial year ending 31 December 2020 paid by the AIFM to 44 staff in respect of the management of the assets of the Company	US $6,051,603, made up of: •US $1,849,391 fixed remuneration •US $4,202,212 variable remuneration
Which includes:
(a)Remuneration paid by the AIFM to senior management	US $3,220,000
(b)Remuneration paid by the AIFM to other staff members whose actions have a material impact on the risk profile of the Company	US $2,831,603

The remuneration figures above:

1.	relate to the proportion of time spent by those staff on the management of the assets of the Company;
2.	relate to the portion of the year for which the Company was subject to the Directive; and
3.	do not include figures for those staff whose activities may impact the Company but who provide services through other affiliates of the AIFM.

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

In respect of the period ended December 31, 2020, there have been no material changes to the information listed in Article 23 of the Directive.

V. Service Provider Not Previously Disclosed

Legal Counsel

Fried, Frank, Harris, Shriver & Jacobson LLP

1 New York Plaza

New York, NY 10004

USA

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.    OTHER INFORMATION

On January 26, 2021, Jonathan Lamm notified us of his intention to resign as Chief Financial Officer and Treasurer effective March 1, 2021. Mr. Lamm’s decision to resign is not the result of any disagreement with us. On February 24, 2021, our Board of Directors approved Joseph DiMaria as our Interim Chief Financial Officer and Interim Treasurer effective March 1, 2021.

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

Directors

Information regarding the members of the Board of Directors is as follows:

Name and Age (1)	Term of Office	Principal Occupation(s) During Past 5 Years	Other Directorships

Independent Directors

Jaime Ardila (65)	Chairman of the Board of Directors since January 2017; Director since April 2016

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

Chairman of the Board of Directors—the Company, GS BDC and GS PMMC II.

Accenture plc (a management consulting services company); Nexa Resources (an oil and gas company)

Ross J. Kari (62)	Director since April 2016

Mr. Kari is retired. He is Director, Summit Bank (2014-Present). Formerly, he was Executive Vice President and Chief Financial Officer, Federal Home Loan Mortgage Corporation (Freddie Mac) (2009–2013); and was a Member of the Board of Directors of KKR Financial Holdings, LLC (2007–2014).

Director—the Company, GS BDC and GS PMMC II.

None

Ann B. Lane (66)	Director since April 2016

Ms. Lane is retired. Formerly, she was Director, Dealertrack Technologies, Inc. (an automotive software solutions and services company) (2007– 2015); and Managing Director, Co–Head of Syndicated & Leveraged Finance and Head of Loan Syndications Capital Markets, JPMorgan Chase & Co. (a financial services company) (2000–2005).

Director—the Company, GS BDC and GS PMMC II.

None

Susan B. McGee (61)	Director since June 2018

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

Director—the Company, GS BDC and GS PMMC II.

None

Interested Directors*

Katherine (“Kaysie”) P. Uniacke (60)	Director since April 2016

Chair of the Board—Goldman Sachs Asset Management International (2013–Present); Director—Goldman Sachs Dublin and Luxembourg family of funds (2013–Present); Advisory Director—Goldman Sachs (2013–Present); Global Chief Operating Officer— GSAM (2007–2012); Partner, Goldman Sachs (2002–2012); and Managing Director— Goldman Sachs (1997–2002).

Director—the Company, GS BDC and GS PMMC II.

None

*

Ms. Uniacke is considered to be an “Interested Director” because she holds positions with Goldman Sachs and owns securities issued by Group Inc. Ms. Uniacke holds comparable positions with certain other companies of which Goldman Sachs, GSAM or an affiliate thereof is the investment adviser, administrator and/or distributor.

(1)	Each director may be contacted by writing the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

Executive Officers

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Brendan McGovern	49	Chief Executive Officer and President
Jon Yoder	47	Chief Operating Officer
Jonathan Lamm	46	Chief Financial Officer and Treasurer
Julien Yoo	49	Chief Compliance Officer
David Yu	39	Executive Vice President and Head of Research
David Pessah	35	Principal Accounting Officer
Jordan Walter	40	Executive Vice President
Michael Mastropaolo	41	Executive Vice President

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

Interested Directors:

Kaysie Uniacke. Ms. Uniacke is the chair of the board of Goldman Sachs Asset Management International; serves on the boards of the Goldman Sachs Luxembourg and Dublin family of funds, several GSAM-managed pooled vehicles organized in the Cayman Islands, and GS BDC and GS PMMC II; and is an advisory director to Group Inc. Previously, she was global chief operating officer of GSAM’s portfolio management business until 2012 and served on the Investment Management Division Client and Business Standards Committee. Prior to this, she was president of Goldman Sachs Trust, the GS mutual fund family, and was head of the Fiduciary Management business within Global Manager Strategies, responsible for business development and client service globally. Earlier in her career, Ms. Uniacke managed GSAM’s U.S. and Canadian Distribution groups. In that capacity, she was responsible for overseeing all North American institutional and third-party sales channels, marketing and client service functions, for which client assets exceeded $200 billion. Before that, Ms. Uniacke was head of GSAM’s Global Cash Services business, where she was responsible for overseeing the management of assets exceeding $100 billion. Ms. Uniacke worked at Goldman Sachs from 1983 to 2012 where she was named managing director in 1997 and partner in 2002. Ms. Uniacke serves on the board of Person-to-Person, a non-profit organization that supports the working poor in lower Fairfield County, CT. Based on the foregoing, Ms. Uniacke is experienced with financial and investment matters.

Executive Officers who are not Directors:

Brendan McGovern. Mr. McGovern has served as our chief executive officer and president since April 2016. Mr. McGovern heads GSAM’s Private Credit Group, is chief executive officer and president of GS BDC and GS PMMC II and also serves as co-head and senior portfolio manager of the GSAM Credit Alternatives portfolio management team. He is also the Chair and a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. McGovern joined the firm in 2006. Prior to joining the firm, Mr. McGovern served as a managing director in the Global Investment Group at Amaranth Advisors, where he co-headed the fund’s private placement efforts for both debt and equity linked products in the United States. He is also on the board of directors for the Oxalosis and Hyperoxaluria Foundation.

Jon Yoder. Mr. Yoder has served as our chief operating officer since April 2016. Mr. Yoder is chief operating officer of GS BDC and GS PMMC II and a member of GSAM’s Private Credit Group with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Yoder joined the firm in 2005. Prior to joining the firm, he was a member of the mergers and acquisitions and private equity groups at Paul, Weiss, Rifkind, Wharton & Garrison, LLP.

Jonathan Lamm. Mr. Lamm has served as our chief financial officer and treasurer since April 2016. Mr. Lamm is also chief financial officer and treasurer of GS BDC and GS PMMC II and chief operating officer of the GSAM Credit Alternatives portfolio management team, responsible for the operations of the business, including business financials, infrastructure support, and IT project management, as well as the continuous improvement of the control environment. Mr. Lamm is secretary and a non-voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. He joined the firm in 1999. Prior to joining the firm, Mr. Lamm worked in the securities audit practice at Deloitte & Touche, LLP.

Julien Yoo. Ms. Yoo is the chief compliance officer of the Company and has served in such capacity since June 2019. Ms. Yoo is the Managing Director of GSAM Compliance, Head of the U.S. Regulatory Committee Compliance team within GSAM Compliance, and Chief Compliance Officer of Goldman Sachs Trust, Goldman Sachs Variable Insurance Trust, Goldman Sachs Trust II, Goldman Sachs MLP Income Opportunities Fund, Goldman Sachs MLP and Energy Renaissance Fund, Goldman Sachs ETF Trust, Goldman Sachs Credit Income Fund and Goldman Sachs Real Estate Diversified Income Fund, GS BDC and GS PMMC II. Ms. Yoo joined Goldman Sachs in 2013. Prior to joining Goldman Sachs, Ms. Yoo was a Vice President in the legal department of Morgan Stanley Investment Management. Prior to joining Morgan Stanley, she was an associate at Shearman & Sterling, LLP and at Swidler Berlin Shereff Friedman, LLP.

David Yu. Mr. Yu has served as an executive vice president and Head of Research of the Company since April 2016. Mr. Yu is executive vice president of GS BDC and PMMC II and a member of the GSAM Private Credit Group with a focus on sourcing, structuring and executing privately negotiated debt financings and serves as its Head of Research. Mr. Yu is a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Yu joined the firm in 2006. Prior to joining the firm, Mr. Yu was an associate in the Global Investments Group at Amaranth Advisors, where he similarly worked with public and private issuers to structure and execute debt and equity financings. Prior to joining Amaranth, he worked in the Leveraged Finance and Sponsor Coverage Group at CIBC World Markets.

David Pessah. Mr. Pessah has served as our principal accounting officer since March 2020. Mr. Pessah is principal accounting officer of GS BDC and GS PMMC II. Mr. Pessah is a Vice President in the BDC Fund Controllers team of GSAM. Mr. Pessah is responsible for fund accounting and financial reporting oversight as well as the continuous improvement of the control environment. Prior to joining Goldman Sachs in September 2010, he worked in the audit practice at Ernst & Young LLP.

Jordan Walter. Mr. Walter was appointed as an executive vice president of the Company in February 2018. Mr. Walter is executive vice president of GS BDC and GS PMMC II and a member of the GSAM Credit Alternatives team with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Walter joined Goldman Sachs in 2014. Prior to joining the firm, Mr. Walter was a vice president at MCG Capital where he originated and managed middle market debt and equity investments. Prior to joining MCG Capital, Mr. Walter was in the Financial Management Program at GE Capital.

Michael Mastropaolo. Mr. Mastropaolo has served as an executive vice president of the Company since January 2019. Mr. Mastropaolo is also an executive vice president of GS BDC and GS PMMC II and a member of the GSAM Credit Alternatives team with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Mastropaolo joined the firm in 2016. Prior to joining the firm, Mr. Mastropaolo was a Director at Golub Capital where he originated and managed middle market debt and equity investments. Mr. Mastropaolo has been investing in middle market credit for his entire career which started at General Electric in the Investment Analyst training program at GE Capital.

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

The Audit Committee held five formal meetings in 2020.

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

The Governance and Nominating Committee held four formal meetings in 2020.

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

The Compliance Committee held four formal meetings in 2020.

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

The Contract Review Committee had one formal meeting in 2020.

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

Compensation of Directors

For the fiscal year ended December 31, 2020, each Independent Director was compensated with an $50,000 annual fee for his or her services as a director. In addition, the Chair earned an annual fee of $25,000 and the director designated as “audit committee financial expert” received an additional $10,000 for their additional services in such capacities. The Independent Directors are also reimbursed for travel and other expenses incurred in connection with attending meetings.

In addition, we purchase liability insurance on behalf of our directors. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry.

	Total Compensation From the Company for Fiscal Year 2020(4)	Total Compensation From the Goldman Sachs Fund Complex for Fiscal Year 2020

Interested Director
Kaysie Uniacke (1)	–	–

Independent Directors
Jaime Ardila(2)	$75,000	$341,000
Ross Kari (3)	$60,000	$286,698
Ann B. Lane	$50,000	$255,000
Susan B. McGee	$50,000	$255,000

(1)	Kaysie Uniacke is an interested director and, as such, does not receive compensation from the Company or the Goldman Sachs Fund Complex for her service as director or trustee.
(2)	Includes compensation as Chair of the Board.
(3)	Includes compensation as audit committee financial expert.
(4)	The Company does not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from the Company.

No Compensation will be paid to directors who are “interested persons,” as that term is defined in the Investment Company Act.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 25, 2021, certain ownership information with respect to our Units for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding Units and all executive officers and directors, on an individual and group basis. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power over such Units.

Name and Address (1)	Type of Ownership	Number of Units Owned	Percentage
Interested Director
Kaysie Uniacke	Record/Beneficial	243	*

Independent Directors
Jaime Ardila	Record/Beneficial	487	*
Ross Kari	Record/Beneficial	1,948	*
Ann B. Lane	Record/Beneficial	1,461	*
Susan B. McGee	Record/Beneficial	–	*

Executive Officers
Brendan McGovern	Record/Beneficial	974	*
Jon Yoder	Record/Beneficial	487	*
Jonathan Lamm	Record/Beneficial	243	*
Julien Yoo	–	–	–
David Yu	Record/Beneficial	243	*
David Pessah	–	–	–
Jordan Walter	Record/Beneficial	–	*
Michael Mastropaolo	Record/Beneficial	–	*
All officers and directors as a group (13 persons)	Record/Beneficial	6,086	*

*	Amount rounds to less than 1%.
(1)	The business address for each of our officers and directors is c/o Goldman Sachs Private Middle Market Credit LLC, 200 West Street New York, New York 10282.

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

For the year ended December 31, 2020, we paid GSAM a total of $13.58 million in fees pursuant to the Investment Advisory Agreement.

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

Co-Investment Opportunities

The Company may co-invest, on a concurrent basis with other funds managed by GSAM and its affiliates, but not if such co-investment is impermissible under existing regulatory guidance, applicable regulations or GSAM’s allocation procedures. Certain types of negotiated co-investments by us and other funds managed by GSAM and its affiliates may be made only pursuant to an order from the SEC permitting us to do so. In January 2017, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS BDC and GS PMMC II), each of whose investment adviser is GSAM, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2020 and 2019 were $408,500 and $370,000, respectively.

Fees included in the audit fees category are those associated with the annual audits of financial statements, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by PricewaterhouseCoopers LLP for the years ended December 31, 2020 and 2019.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2020 and 2019 were $1,126,432 and $1,200,400, respectively. These amounts represent fees PricewaterhouseCoopers LLP billed to GSAM for services related to the SSAE 18 report.

Tax Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for services rendered to the Company for tax compliance, tax advice and tax planning for the years ended December 31, 2020 and 2019 were $0 and $0, respectively.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2020 and 2019.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees,” and “Tax Fees” above, for the years ended December 31, 2020 and 2019.

Other than services reported under “Audit-Related Fees,” no other fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2020 and 2019.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Company’s investment adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the years ended December 31, 2020 and 2019. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

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

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (File No. 000-55660) filed on February 20, 2020).
10.1

Revolving Credit Agreement, dated as of July 18, 2016, between the Company, as Borrower, and Bank of America, N.A., as the Administrative Agent, Lead Arranger, Letter of Credit Issuer and a Lender (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 1 to our Registration Statement on Form 10 (File No. 000-55660), filed on September 2, 2016).

10.1.1

First Amendment, dated as of March 3, 2017, between the Company, as Borrower, and Bank of America, N.A., as the Administrative Agent, Lead Arranger, Letter of Credit Issuer and a Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55660), filed on March 8, 2017).

10.1.2

Second Amendment, dated as of July 16, 2018, between the Company, as Borrower, and Bank of America, N.A., as the Administrative Agent, Lead Arranger. Letter of Credit Issuer and a Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55660), filed on July 16, 2018).

10.1.3

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

10.6

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

10.6.1

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
10.6.2

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

10.6.3

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

10.6.4

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

10.6.5

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

10.6.6

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

10.6.7

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

10.6.8*

Fifth Amendment to Loan and Security Agreement, dated as of November 23, 2020, among Goldman Sachs Private Middle Market Credit SPV LLC, as borrower, Goldman Sachs Private Middle Market Credit LLC, as portfolio manager, State Street Bank and Trust Company, in its capacities as collateral agent, collateral administrator, securities intermediary and bank, and JPMorgan Chase Bank, National Association, as administrative agent.

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

Date: February 25, 2021	GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

/s/ Brendan McGovern
Name: Brendan McGovern
Title: Chief Executive Officer and President

Each person whose signature appears below constitutes and appoints Brendan McGovern, Jonathan Lamm and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2020, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2021.

Signature	Title

/s/ Brendan McGovern Brendan McGovern	Chief Executive Officer and President (Principal Executive Officer)

/s/ Jonathan Lamm Jonathan Lamm	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ David Pessah David Pessah	Principal Accounting Officer

/s/ Jaime Ardila Jaime Ardila	Chairman of the Board of Directors

/s/ Ann B. Lane Ann B. Lane	Director

/s/ Katherine Uniacke Katherine Uniacke	Director

/s/ Ross J. Kari Ross J. Kari	Director

/s/ Susan B. McGee Susan B. McGee	Director