Form 10-Q
period 2021-03-31
Goldman Sachs Private Middle Market Credit LLC
filed 2021-05-06
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 6, 2021, there were 10,687,877 units of the limited liability company’s common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2020, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ, from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,233,161 and $1,286,255)	$1,196,950	$1,250,276
Non-controlled affiliated investments (cost of $5,254 and $5,254)	6,274	6,029
Total investments, at fair value (amortized cost of $1,238,415 and $1,291,509)	$1,203,224	$1,256,305
Investments in affiliated money market fund (cost of $111,497 and $144,658)	111,497	144,658
Cash	24,351	25,384
Receivable for investments sold	559	469
Interest and dividends receivable	11,967	11,127
Deferred financing costs	3,504	3,788
Other assets	454	333
Total assets	$1,355,556	$1,442,064
Liabilities
Debt	$468,584	$471,075
Interest and other debt expenses payable	3,970	4,223
Management fees payable	3,068	3,244
Incentive fees payable	42,737	38,339
Distribution payable	—	113,000
Unrealized depreciation on foreign currency forward contracts	50	164
Directors’ fees payable	57	3
Accrued expenses and other liabilities	2,450	2,298
Total liabilities	$520,916	$632,346
Commitments and Contingencies (Note 8)
Members’ Capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (10,687,877 and 10,687,877 units issued and outstanding as of March 31, 2021 and December 31, 2020)	1,012,430	1,012,430
Distributable earnings	(177,790)	(202,712)
TOTAL MEMBERS’ CAPITAL	$834,640	$809,718
TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,355,556	$1,442,064
Net asset value per unit	$78.09	$75.76

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$27,090	$32,471
Other income	433	248
From non-controlled affiliated investments:
Interest income	—	634
Dividend income	54	78
Other income	—	6
Total investment income	$27,577	$33,437
Expenses:
Interest and other debt expenses	$4,444	$8,248
Management fees	3,068	3,278
Incentive fees	4,398	(26,747)
Professional fees	240	296
Directors’ fees	61	61
Other general and administrative expenses	424	481
Total expenses	$12,635	$(14,383)
NET INVESTMENT INCOME	$14,942	$47,820

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$7,490	$1
Foreign currency forward contracts	(53)	33
Foreign currency transactions	18	(5)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(232)	(75,960)
Non-controlled affiliated investments	245	501
Foreign currency forward contracts	114	88
Foreign currency translations	2,465	943
Net realized and unrealized gains (losses)	$10,047	$(74,399)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(67)	104
NET INCREASE (DECREASE) IN MEMBERS’ CAPITAL FROM OPERATIONS	$24,922	$(26,475)
Weighted average units outstanding	10,687,877	10,213,005
Net investment income per unit (basic and diluted)	$1.40	$4.68
Earnings (loss) per unit (basic and diluted)	$2.33	$(2.59)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Members’ Capital at beginning of period	$809,718	$878,133
Increase (decrease) in Members’ Capital from operations:
Net investment income	$14,942	$47,820
Net realized gain (loss)	7,455	29
Net change in unrealized appreciation (depreciation)	2,592	(74,428)
(Provision) benefit for unrealized appreciation/depreciation on investments	(67)	104
Net increase (decrease) in Members’ Capital from operations	$24,922	$(26,475)
Capital transactions:
Issuance of units	$—	$43,897
Net increase in Members’ Capital from capital transactions	$—	$43,897
TOTAL INCREASE (DECREASE) IN MEMBERS’ CAPITAL	$24,922	$17,422
Members’ Capital at end of period	$834,640	$895,555

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Cash flows from operating activities:
Net increase (decrease) in Members’ Capital from operations:	$24,922	$(26,475)
Adjustments to reconcile net increase (decrease) in Members’ Capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(14,525)	(20,028)
Payment-in-kind interest capitalized	(1,022)	(435)
Investments in affiliated money market fund, net	33,160	(51,294)
Proceeds from sales of investments and principal repayments	78,048	42,352
Net realized (gain) loss	(7,491)	2
Net change in unrealized (appreciation) depreciation on investments	(13)	75,459
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(63)	(67)
Amortization of premium and accretion of discount, net	(1,915)	(1,586)
Amortization of deferred financing costs	327	410
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(90)	(10,135)
(Increase) decrease in receivable for common units sold	—	(992)
(Increase) decrease in interest and dividends receivable	(840)	(167)
(Increase) decrease in other assets	(121)	(169)
Increase (decrease) in interest and other debt expenses payable	(296)	(428)
Increase (decrease) in management fees payable	(176)	(117)
Increase (decrease) in incentive fees payable	4,398	(26,747)
Increase (decrease) in directors’ fees payable	54	61
Increase (decrease) in accrued expenses and other liabilities	152	213
Net cash provided by (used for) operating activities	$114,509	$(20,143)
Cash flows from financing activities:
Proceeds from issuance of common units	$—	$43,897
Distributions paid	(113,000)	(20,368)
Borrowings on debt	(2,491)	(957)
Net cash provided by (used for) financing activities	$(115,491)	$22,572
Net increase (decrease) in cash	(982)	2,429
Effect of foreign exchange rate changes on cash and cash equivalents	(51)	(21)
Cash, beginning of period	25,384	17,681
Cash, end of period	$24,351	$20,089
Supplemental and non-cash activities
Interest expense paid	$4,271	$7,089

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2021

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
Investments at Fair Value - 144.16%
1st Lien/Senior Secured Debt - 86.70%
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	8.00%	L + 7.00% (incl. 3.00% PIK)	1.00%	07/30/24	$21,258	$21,107	$20,780
Associations, Inc.(1) (2) (3) (4)	Real Estate Management & Development	8.00%	L + 7.00% (incl. 3.00% PIK)	1.00%	07/30/24	4,643	4,544	4,472
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	7.00%	L + 6.00%	1.00%	07/30/24	886	880	866
Brillio, LLC(1) (2) (3)	IT Services	5.75%	L + 4.75%	1.00%	02/06/25	6,868	6,820	6,868
Brillio, LLC(1) (3)	IT Services	5.75%	L + 4.75%	1.00%	02/06/25	1,150	1,150	1,150
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	31,875	31,569	31,556
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	4,781	4,732	4,733
Businessolver.com, Inc.(1) (2) (3) (4)	Health Care Technology		L + 7.50%	1.00%	05/15/23	3,984	(35)	(40)
CorePower Yoga LLC(1) (2) (3)	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK)	1.00%	05/14/25	15,308	15,131	12,284
CorePower Yoga LLC(1) (2) (3)	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK)	1.00%	05/14/25	1,070	1,058	859
Diligent Corporation(1) (2)	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	€23,898	27,322	28,305
Diligent Corporation(1) (2)	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	15,440	15,248	15,594
Diligent Corporation(1) (2) (4)	Professional Services		L + 6.25%	1.00%	08/04/25	1,900	(32)	19
DocuTAP, Inc.(1) (2) (3)	Health Care Technology	6.50%	L + 5.50%	1.00%	05/12/25	36,748	36,078	36,013
Empirix, Inc.(1) (2) (3)	Diversified Telecommunication Services	7.25%	L + 6.25%	1.00%	09/25/24	32,966	32,598	32,801
Empirix, Inc.(1) (2) (3) (4)	Diversified Telecommunication Services		L + 6.25%	1.00%	09/25/23	1,900	(17)	(9)
Fenergo Finance 3 Limited(1) (2) (3) (5)	Diversified Financial Services	7.00%	L + 6.00%	1.00%	09/05/24	€26,900	30,921	31,230
Fenergo Finance 3 Limited(1) (2) (3) (4) (5)	Diversified Financial Services		L + 6.00%	1.00%	09/05/24	1,785	(18)	(18)
Fenergo Finance 3 Limited(1) (2) (3) (4) (5)	Diversified Financial Services		L + 6.00%	1.00%	09/05/24	€2,300	(27)	(27)
FWR Holding Corporation (dba First Watch Restaurants)(2) (3)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	13,266	13,117	13,000
FWR Holding Corporation (dba First Watch Restaurants)(2) (3)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	2,651	2,622	2,598
FWR Holding Corporation (dba First Watch Restaurants)(2) (3)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	1,676	1,657	1,642
FWR Holding Corporation (dba First Watch Restaurants)(2) (3) (4)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	67	—	(1)
FWR Holding Corporation (dba First Watch Restaurants)(2) (3) (4)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	1,764	(19)	(35)
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	14,972	14,785	14,822
Gastro Health Holdco, LLC(1) (3)	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	7,681	7,574	7,604
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	7,579	7,482	7,504
Gastro Health Holdco, LLC(1) (3)	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	7,269	7,189	7,197
Gastro Health Holdco, LLC(1) (3)	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	4,394	4,307	4,350
Gastro Health Holdco, LLC(1) (2) (3) (4)	Health Care Providers & Services	9.25%	P + 6.00%		09/04/23	3,100	1,132	1,132
GlobalTranz Enterprises, Inc.(1) (2)	Road & Rail	5.11%	L + 5.00%		05/15/26	11,982	11,796	11,419

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2021 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
iCIMS, Inc.(1) (2) (3)	Software	7.50%	L + 6.50%	1.00%	09/12/24	$45,158	$44,587	$44,593
iCIMS, Inc.(1) (3)	Software	7.50%	L + 6.50%	1.00%	09/12/24	8,317	8,200	8,213
iCIMS, Inc.(1) (3)	Software	7.50%	L + 6.50%	1.00%	09/12/24	2,822	2,789	2,787
Integral Ad Science, Inc.(1) (2) (3)	Interactive Media & Services	8.25%	L + 7.25% (incl. 1.25% PIK)	1.00%	07/19/24	39,278	38,810	38,885
Integral Ad Science, Inc.(1) (2) (3) (4)	Interactive Media & Services		L + 6.00%	1.00%	07/19/23	2,741	(26)	(27)
Internet Truckstop Group, LLC (dba Truckstop)(1) (2) (3)	Transportation Infrastructure	6.75%	L + 5.75%	1.00%	04/02/25	33,896	33,208	33,218
Internet Truckstop Group, LLC (dba Truckstop)(1) (2) (3) (4)	Transportation Infrastructure		L + 5.75%	1.00%	04/02/25	2,800	(54)	(56)
Lithium Technologies, Inc.(1) (2) (3)	Interactive Media & Services	9.00%	L + 8.00%	1.00%	10/03/22	58,727	58,020	56,965
Lithium Technologies, Inc.(1) (2) (3) (4)	Interactive Media & Services		L + 8.00%	1.00%	10/03/22	3,371	(40)	(101)
Mailgun Technologies, Inc.(1) (2) (3)	Interactive Media & Services	6.00%	L + 5.00%	1.00%	03/26/25	19,973	19,689	19,973
Mailgun Technologies, Inc.(1) (2) (3) (4)	Interactive Media & Services		L + 5.00%	1.00%	03/26/25	2,370	1	—
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2) (3)	Health Care Technology	6.50%	L + 5.50%	1.00%	11/15/24	30,923	30,503	30,459
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (3) (4)	Health Care Technology		L + 5.50%	1.00%	11/15/24	4,788	(60)	(72)
Netvoyage Corporation (dba NetDocuments)(1) (2) (3)	Software	8.00%	L + 7.00%	1.00%	03/22/24	13,417	13,284	13,283
Netvoyage Corporation (dba NetDocuments)(1) (2) (3)	Software	8.00%	L + 7.00%	1.00%	03/22/24	881	869	873
Netvoyage Corporation (dba NetDocuments)(1) (2) (3) (4)	Software		L + 7.00%	1.00%	03/24/22	1,044	(4)	(10)
Picture Head Midco LLC(1) (2) (3)	Entertainment	8.75%	L + 7.75% (incl. 1.00% PIK)	1.00%	08/31/23	29,064	28,652	26,885
Power Stop, LLC(1) (2)	Auto Components	4.61%	L + 4.50%		10/19/25	11,241	11,222	11,016
SF Home Décor, LLC (dba SureFit Home Décor)(1) (2) (3)	Household Products	10.75%	L + 9.75%	1.00%	07/13/22	27,528	27,203	26,496
SPay, Inc. (dba Stack Sports)(1) (2) (3)	Interactive Media & Services	10.25%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	16,516	16,333	14,905
SPay, Inc. (dba Stack Sports)(1) (2) (3)	Interactive Media & Services	10.25%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	1,192	1,179	1,076
SPay, Inc. (dba Stack Sports)(1) (2) (3)	Interactive Media & Services	10.25%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	595	591	537
Viant Medical Holdings, Inc.(1) (2)	Health Care Equipment & Supplies	7.25%	L + 6.25%	1.00%	07/02/25	19,362	19,101	19,217
VRC Companies, LLC (dba Vital Records Control)(2) (3)	Commercial Services & Supplies	7.50%	L + 6.50%	1.00%	03/31/23	10,469	10,419	10,417
VRC Companies, LLC (dba Vital Records Control)(2) (3) (4)	Commercial Services & Supplies		P + 5.50%		03/31/22	264	(1)	(1)
Wine.com, LLC(1) (2) (3)	Beverages	8.00%	L + 7.00%	1.00%	11/14/24	9,600	9,472	9,600
Wine.com, LLC(1) (3)	Beverages	8.00%	L + 7.00%	1.00%	11/14/24	2,300	2,254	2,300
Xactly Corporation(1) (2) (3)	IT Services	8.25%	L + 7.25%	1.00%	07/29/22	40,879	40,601	40,572
Xactly Corporation(1) (2) (3) (4)	IT Services		L + 7.25%	1.00%	07/29/22	2,554	(14)	(19)
Yasso, Inc.(1) (2) (3) (11)	Food Products	8.75%	L + 7.75%	1.00%	03/23/22	12,611	12,617	12,989
Total 1st Lien/Senior Secured Debt							730,076	723,641

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2021 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
1st Lien/Last-Out Unitranche (6) - 15.58%
Doxim, Inc.(1) (2) (3)	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	$30,800	$30,252	$30,184
Doxim, Inc.(1) (2) (3)	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	23,822	23,409	23,346
Doxim, Inc.(1) (3)	Diversified Financial Services	8.00%	L + 7.00%	1.00%	02/28/24	5,983	5,836	5,834
Doxim, Inc.(1) (2) (3)	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	4,700	4,576	4,700
Doxim, Inc.(1) (3)	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	3,490	3,410	3,490
Smarsh, Inc.(1) (2) (3)	Interactive Media & Services	9.25%	L + 8.25%	1.00%	11/20/25	55,214	54,718	54,800
Vantage Mobility International, LLC(2) (3)	Health Care Equipment & Supplies	7.00%	L + 6.00% PIK	1.00%	03/21/24	12,438	12,439	7,712
Total 1st Lien/Last-Out Unitranche							134,640	130,066
2nd Lien/Senior Secured Debt - 38.86%
American Dental Partners, Inc.(1) (2) (3)	Health Care Providers & Services	9.50%	L + 8.50%	1.00%	09/25/23	9,180	9,075	8,629
Chase Industries, Inc. (dba Senneca Holdings)(1) (2) (3)	Building Products	10.00%	10.00% PIK		11/11/25	12,850	11,476	9,766
Chase Industries, Inc. (dba Senneca Holdings)(1) (2) (3) (7)	Building Products		11.00% PIK		05/11/26	12,850	12,529	—
ERC Finance, LLC (dba Eating Recovery Center)(1) (2) (3)	Health Care Providers & Services	9.22%	L + 8.22%	1.00%	09/22/25	29,800	29,363	29,651
Genesis Acquisition Co. (dba ProCare Software)(1) (2) (3)	Diversified Financial Services	7.74%	L + 7.50%		07/31/25	10,500	10,319	9,608
Genesis Acquisition Co. (dba ProCare Software)(1) (2) (3)	Diversified Financial Services	7.74%	L + 7.50%		07/31/25	2,700	2,648	2,471
Intelligent Medical Objects, Inc.(1) (2) (3)	Health Care Technology	9.50%	L + 8.50%	1.00%	12/22/24	23,100	22,733	22,580
Market Track, LLC(1) (2) (3)	Media	8.75%	L + 7.75%	1.00%	06/05/25	32,800	32,195	31,570
National Spine and Pain Centers, LLC(1) (2) (3)	Health Care Providers & Services	9.25%	L + 8.25%	1.00%	12/02/24	28,500	28,003	27,574
Odyssey Logistics & Technology Corporation(1) (2)	Road & Rail	9.00%	L + 8.00%	1.00%	10/12/25	28,152	27,729	25,521
Recipe Acquisition Corp. (dba Roland Foods)(2) (3)	Food Products	10.00%	L + 9.00%	1.00%	12/01/22	20,000	19,771	19,100
SMB Shipping Logistics, LLC (dba Worldwide Express)(1) (2) (3)	Air Freight & Logistics	9.00%	L + 8.00%	1.00%	02/03/25	33,333	32,977	32,583
Spectrum Plastics Group, Inc.(1) (2)	Containers & Packaging	8.00%	L + 7.00%	1.00%	01/31/26	9,975	9,941	9,007
USRP Holdings, Inc. (dba U.S. Retirement Partners)(1) (2) (3)	Insurance	9.75%	L + 8.75%	1.00%	09/29/25	10,300	10,211	9,888
USRP Holdings, Inc. (dba U.S. Retirement Partners)(1) (2) (3)	Insurance	9.75%	L + 8.75%	1.00%	09/29/25	1,716	1,702	1,647
Xcellence, Inc. (dba Xact Data Discovery)(1) (2) (3)	IT Services	9.75%	L + 8.75%	1.00%	06/22/24	27,900	27,465	27,761
YI, LLC (dba Young Innovations)(1) (2) (3)	Health Care Equipment & Supplies	8.75%	L + 7.75%	1.00%	11/07/25	22,903	22,446	21,758
Zep Inc.(1) (2)	Chemicals	9.25%	L + 8.25%	1.00%	08/11/25	35,700	35,124	35,194
Total 2nd Lien/Senior Secured Debt							345,707	324,308
Unsecured Debt - 0.61%
Recipe Acquisition Corp. (dba Roland Foods)(3)	Food Products	13.25% PIK	13.25% PIK		12/21/22	5,595	5,569	5,119
Total Unsecured Debt							5,569	5,119

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2021 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate	Initial Acquisition Date(9)	Par Amount/Shares (++)	Cost	Fair Value
Preferred Stock - 1.40%
Recipe Acquisition Corp. (dba Roland Foods)(3) (8) (9)	Food Products	11.00% PIK	12/22/16	1,600	$1,496	$1,623
Vantage Mobility International, LLC(3) (8) (9)	Health Care Equipment & Supplies		05/23/19	11,486,738	6,010	—
Wine.com, LLC(1) (8) (9)	Beverages		11/14/18	337,425	2,900	8,149
Wine.com, LLC(1) (8) (9)	Beverages			78,199	1,933	1,933
Total Preferred Stock					12,339	11,705
Common Stock - 1.01%
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B^^^ (1) (3) (9)	Health Care Providers & Services		03/30/18	12,370	$1,668	$2,266
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units^^^ (1) (3) (5) (8) (9)	Health Care Providers & Services		03/30/18	11,675	232	655
Country Fresh Holding Company Inc.(1) (3) (8) (9)	Food Products		04/29/19	986	1,232	—
Elah Holdings, Inc.^ (1) (3) (8) (9)	Capital Markets		05/09/18	69,386	3,354	3,353
National Spine and Pain Centers, LLC(1) (3) (8) (9)	Health Care Providers & Services		06/02/17	900	900	546
Vantage Mobility International, LLC(3) (8) (9)	Health Care Equipment & Supplies		05/23/19	5,371,684	—	—
Yasso, Inc.(1) (3) (8) (9)	Food Products		03/23/17	1,360	1,360	1,565
Total Common Stock					8,746	8,385
Warrants - 0.00%
KDOR Holdings Inc. (dba Senneca Holdings)(1) (3) (8) (9)	Building Products		05/29/20	1,487	$1,096	$—
KDOR Holdings Inc. (dba Senneca Holdings)(1) (3) (8) (9)	Building Products		05/29/20	155	115	—
KDOR Holdings Inc. (dba Senneca Holdings)(1) (3) (8) (9)	Building Products			31	23	—
Recipe Acquisition Corp. (dba Roland Foods)(3) (8) (9)	Food Products		12/22/16	44	104	—
Total Warrants					1,338	—
Investments in Affiliated Money Market Fund - 13.36%
Goldman Sachs Financial Square Government Fund - Institutional Shares^^^ (10)				111,497,254	$111,497	$111,497
Total Investments in Affiliated Money Market Fund					111,497	111,497
TOTAL INVESTMENTS - 157.52%					$1,349,912	$1,314,721
LIABILITIES IN EXCESS OF OTHER ASSETS - (57.52%)						$(480,081)
NET ASSETS - 100.00%						$834,640

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2021 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L") or alternate base rate (commonly based on the U.S. Prime Rate ("P") unless otherwise noted), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of March 31, 2021, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.28%, 0.21%, 0.19%, 0.13%, 0.11% and 0.09%, respectively. As of March 31, 2021, P was 3.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2021.

(++)

Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Euro ("€").

#	Percentages are based on net assets.
^

As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.

^^^	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
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

(5)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2021 the aggregate fair value of these securities is $31,840 or 2.35% of the Company’s total assets.

(6)

In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

(7)	The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(8)	Non-income producing security.
(9)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of March 31, 2021, the aggregate fair value of these securities is $20,090 or 2.41% of the Company's net assets. The initial acquisition dates have been included for such securities.

(10)	The annualized seven-day yield as of March 31, 2021 is 0.03%.
(11)	The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 "Significant Accounting Policies".

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	U.S. Dollar 563	Euro 498	04/06/21	$(21)
Bank of America, N.A.	U.S. Dollar 560	Euro 492	07/06/21	(19)
Bank of America, N.A.	U.S. Dollar 327	Euro 287	10/05/21	(10)
				$(50)

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

(7)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(8)	Non-income producing security.
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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2020, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2021. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Accelerated amortization of upfront loan origination fees and unamortized discounts	$670	$332

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2021, the Company had an investment held in one portfolio company on non-accrual status, which represented 1.0% and 0.0% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively. As of December 31, 2020, the Company had an investment held in one portfolio company on non-accrual status, which represented 1.0% and 0.0% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively.

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

(4)	Asset Management Valuation Committee ratifies fair valuations and makes recommendations to the Audit Committee of the Board of Directors;
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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2021 and December 31, 2020, the Company held an aggregate cash balance of $24,351 and $25,384. Foreign currency of $601 and $1,168 (acquisition cost of $610 and $1,125) is included in cash as of March 31, 2021 and December 31, 2020.

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

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the Unitholder’s tax basis in its Units. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to common Units or distributable earnings, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common Unitholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its Unitholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its Unitholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and may carry forward taxable income for distribution in the following year and pay any applicable tax. As described in Note 1 – “Organization,” the Company’s investment period ended on May 5, 2019. The Company has, and currently intends to continue to, make distributions of the net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments) until the Company’s term ends and the Company is dissolved. The specific tax characteristics of the Company’s distributions will be reported to Unitholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of, and amendments to, the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”). These costs are amortized using the straight-line method over the respective term of the JPM Revolving Credit Facility. Deferred financing costs related to the JPM Revolving Credit Facility are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.

3.	SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

The Company entered into an investment advisory agreement effective as of April 11, 2016 (the “Investment Advisory Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser manages the Company’s investment program and related activities.

Management Fee

The Company pays the Investment Adviser a management fee (the “Management Fee”), payable quarterly in arrears, equal to 0.375% (i.e., an annual rate of 1.50%), of the average NAV of the Company (including un-invested cash and cash equivalents) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the NAV as of such quarter-end). The Management Fee for any partial quarter will be appropriately prorated.

For the three months ended March 31, 2021 and 2020, Management Fees amounted to $3,068 and $3,278. As of March 31, 2021, $3,068 remained payable.

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

For the three months ended March 31, 2021 and 2020, the Company accrued unvested Incentive Fees of $4,398 and $(26,747). As of March 31, 2021, $42,737 was payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap.  For the three months ended March 31, 2021 and 2020, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three months ended March 31, 2021 and 2020, the Company incurred expenses for services provided by the Administrator and the Custodian of $269 and $266. As of March 31, 2021, $532 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three months ended March 31, 2021 and 2020, the Company incurred expenses for services provided by the Transfer Agent of $28 and $25. As of March 31, 2021, $41 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31, 2021
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$144,658	$292,525	$(325,686)	$—	$—	$111,497	$7
Collaborative Imaging, LLC (dba Texas Radiology Associates)	2,676	—	—	—	245	2,921	47
Elah Holdings, Inc.	3,353	—	—	—	—	3,353	—
Total Non-Controlled Affiliates	$150,687	$292,525	$(325,686)	$—	$245	$117,771	$54

For the Year Ended December 31, 2020
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$22,297	$657,192	$(534,831)	$—	$—	$144,658	$147
Accuity Delivery Systems, LLC	22,915	340	(24,950)	4,800	(3,105)	—	1,922
Collaborative Imaging, LLC (dba Texas Radiology Associates)	16,208	161	(13,400)	—	(293)	2,676	1,376
Elah Holdings, Inc.	3,354	—	—	—	(1)	3,353	—
Total Non-Controlled Affiliates	$64,774	$657,693	$(573,181)	$4,800	$(3,399)	$150,687	$3,445

(1)

Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(2)

Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

Due To Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of March 31, 2021 and December 31, 2020, there were $23 and $95, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted exemptive relief (“Exemptive Relief”) that permits the Company to co-invest with Goldman Sachs BDC, Inc. (“GS BDC”), Goldman Sachs Middle Market Lending Corp. (“GS MMLC,” which merged with GS BDC on October 12, 2020), Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”) and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, after the date of the exemptive order, subject to certain  conditions including that co-investments are made in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the Exemptive Relief, and are allocated fairly among participants. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of our Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of our Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of the aforementioned funds and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

4.	INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2021		December 31, 2020
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$730,076	$723,641	$776,749	$767,928
1st Lien/Last-Out Unitranche	134,640	130,066	137,132	131,579
2nd Lien/Senior Secured Debt	345,707	324,308	348,313	323,205
Unsecured Debt	5,569	5,119	5,566	5,147
Preferred Stock	12,339	11,705	10,406	10,397
Common Stock	8,746	8,385	12,006	18,049
Warrants	1,338	—	1,337	—
Total	$1,238,415	$1,203,224	$1,291,509	$1,256,305

The industry composition of the Company’s investments at fair value and net assets was as follows:

	March 31, 2021		December 31, 2020
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Interactive Media & Services	15.5%	22.4%	14.8%	22.9%
Health Care Technology	10.4	15.0	10.2	15.8
Health Care Providers & Services	9.3	13.4	8.5	13.2
Diversified Financial Services	9.2	13.3	8.4	13.0
IT Services	6.3	9.1	6.0	9.4
Software	5.8	8.4	5.5	8.6
Health Care Equipment & Supplies	4.0	5.8	4.7	7.3
Professional Services	3.7	5.3	7.0	10.9
Food Products	3.4	4.8	3.2	4.9
Road & Rail	3.1	4.4	2.8	4.3
Chemicals	2.9	4.2	2.8	4.3
Transportation Infrastructure	2.8	4.0	2.6	4.1
Diversified Telecommunication Services	2.7	3.9	2.6	4.0
Air Freight & Logistics	2.7	3.9	2.5	3.9
Media	2.6	3.8	2.5	3.9
Entertainment	2.2	3.2	2.1	3.3
Household Products	2.2	3.2	2.8	4.4
Real Estate Management & Development	2.2	3.1	2.1	3.2
Beverages	1.8	2.6	1.4	2.2
Hotels, Restaurants & Leisure	1.4	2.1	1.3	2.1
Diversified Consumer Services	1.1	1.6	1.1	1.7
Insurance	1.0	1.4	0.9	1.4
Auto Components	0.9	1.3	0.9	1.4
Commercial Services & Supplies	0.9	1.3	0.8	1.3
Building Products	0.8	1.2	0.8	1.2
Containers & Packaging	0.8	1.1	0.7	1.1
Capital Markets	0.3	0.4	0.3	0.4
Life Sciences Tools & Services	—	—	0.7	1.0
Total	100.0%	144.2%	100.0%	155.2%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2021	December 31, 2020
United States	96.2%	96.8%
Ireland	2.6	2.6
Canada	1.2	0.6
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of March 31, 2021 and December 31, 2020. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of March 31, 2021
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$638,071	Discounted cash flows	Discount Rate	6.3% - 14.1%	9.1%
1st Lien/Last-Out Unitranche	122,354	Discounted cash flows	Discount Rate	9.2% - 10.2%	9.7%
	7,712	Comparable multiples	EV/EBITDA(6)	—	7.4x
2nd Lien/Senior Secured Debt	244,820	Discounted cash flows	Discount Rate	10.0% - 12.9%	10.8%
	9,766	Comparable multiples	EV/EBITDA(6)	—	10.5x
Unsecured Debt	5,119	Discounted cash flows	Discount Rate	—	19.1%
Equity
Preferred Stock	$1,623	Comparable multiples	EV/EBITDA(6)	—	16.8x
Common Stock	6,274	Discounted cash flows	Discount Rate	15.0% - 31.1%	24.7%
	1,720	Comparable multiples	EV/EBITDA(6)	10.0x - 11.7x	11.2x
	391	Comparable multiples	EV/Revenue	—	2.2x

As of December 31, 2020
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured	$707,805	Discounted cash flows	Discount Rate	6.0% - 13.2%	8.7%
1st Lien/Last-Out Unitranche	77,469	Discounted cash flows	Discount Rate	7.3% - 22.1%	10.3%
2nd Lien/Senior Secured	245,929	Discounted cash flows	Discount Rate	9.3% - 12.5%	10.4%
	9,766	Comparable multiples	EV/EBITDA(6)	7.2x - 27.9x	10.5x
Unsecured Debt	5,147	Discounted cash flows	Discount Rate	2.5% - 4.2%	18.1%
Equity
Preferred Stock	$1,948	Comparable multiples	EV/EBITDA(6)	10.0x - 23.5x	14.5x
	8,449	Comparable multiples	EV/Revenue	1.8x - 4.3x	1.6x
Common Stock	6,029	Discounted cash flows	Discount Rate	14.0% - 31.5%	24.6%
	1,316	Comparable multiples	EV/EBITDA(6)	9.7x - 10.8x	10.4x
	10,704	Comparable multiples	EV/Revenue	0.3x - 15.1x	14.8x

(1)

As of March 31, 2021, included within Level 3 assets of $1,111,067 is an amount of $73,217 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,010,364 or 92.6% of Level 3 bank loans, corporate debt, and other debt obligations.

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

(4)	The range for an asset category consisting of a single investment is not meaningful and therefore has been excluded.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2021 and December 31, 2020. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2021				December 31, 2020
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$22,435	$701,206	$723,641	$—	$22,053	$745,875	$767,928
1st Lien/Last-Out Unitranche	—	—	130,066	130,066	—	—	131,579	131,579
2nd Lien/Senior Secured Debt	—	69,722	254,586	324,308	—	32,881	290,324	323,205
Unsecured Debt	—	—	5,119	5,119	—	—	5,147	5,147
Preferred Stock	—	—	11,705	11,705	—	—	10,397	10,397
Common Stock	—	—	8,385	8,385	—	—	18,049	18,049
Warrants	—	—	—	—	—	—	—	—
Affiliated Money Market Fund	111,497	—	—	111,497	144,658	—	—	144,658
Total assets	$111,497	$92,157	$1,111,067	$1,314,721	$144,658	$54,934	$1,201,371	$1,400,963
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$(50)	$—	$(50)	$—	$(164)	$—	$(164)

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2021
1st Lien/Senior Secured Debt	$745,875	$7,565	$1	$1,954	$(55,589)	$1,400	$—	$—	$701,206	$2,442
1st Lien/Last-Out Unitranche	131,579	6,049	—	980	(8,692)	150	—	—	130,066	981
2nd Lien/Senior Secured Debt	290,324	—	—	1,542	(2,957)	306	—	(34,629)	254,586	1,539
Unsecured Debt	5,147	—	—	(31)	—	3	—	—	5,119	(31)
Preferred Stock	10,397	1,933	—	(625)	—	—	—	—	11,705	(625)
Common Stock	18,049	—	7,490	(6,404)	(10,750)	—	—	—	8,385	778
Warrants	-	—	—	—	—	—	—	—	—	—
Total assets	$1,201,371	$15,547	$7,491	$(2,584)	$(77,988)	$1,859	$—	$(34,629)	$1,111,067	$5,084
For the Three Months Ended March 31, 2020
1st Lien/Senior Secured Debt	$807,663	$20,329	$(3)	$(31,948)	$(17,266)	$904	$26,628	$—	$806,307	$(31,960)
1st Lien/Last-Out Unitranche	127,206	134	—	(5,107)	(143)	156	—	—	122,246	(5,107)
2nd Lien/Senior Secured Debt	319,225	—	—	(23,624)	—	269	—	—	295,870	(23,624)
Unsecured Debt	4,877	—	—	(139)	—	3	—	—	4,741	(139)
Preferred Stock	15,954	—	—	(2,261)	—	—	—	—	13,693	(2,261)
Common Stock	12,699	—	—	636	—	—	—	—	13,335	636
Warrants	95	—	—	(48)	—	—	—	—	47	(48)
Total assets	$1,287,719	$20,463	$(3)	$(62,491)	$(17,409)	$1,332	$26,628	$—	$1,256,239	$(62,503)

(1)	Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)	Transfers in were primarily due to decreased price transparency.
(3)	Transfers out were primarily due to increased price transparency.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2021 and December 31, 2020, approximates its carrying value because the JPM Revolving Credit Facility has variable interest based on selected short term rates.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of March 31, 2021 and December 31, 2020, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities (which includes the JPM Revolving Credit Facility) was 278% and 271%.

The Company’s outstanding debt was as follows:

	March 31, 2021			December 31, 2020
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Revolving Credit Facility(1)	$468,250	$—	$468,584	$468,250	$—	$471,075

(1)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2021, the Company had outstanding borrowings denominated in USD of $408,893 and in Euros (EUR) of 50,900. As of December 31, 2020, the Company had outstanding borrowings denominated in USD of $408,893 and in EUR of 50,900.

The combined weighted average interest rates of the aggregate borrowings outstanding for the three months ended March 31, 2021 and for the year ended December 31, 2020 were 3.50% and 4.37%. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2021 and for the year ended December 31, 2020 were $470,243 and $489,244.

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

The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2021, the total commitments under the JPM Revolving Credit Facility were $468,250. The JPM Revolving Credit Facility also has a commitment increase option, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the sixth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $8,177 were incurred in connection with obtaining and amending the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving

Credit Facility using the straight-line method. As of March 31, 2021 and December 31, 2020, outstanding deferred financing costs were $3,504 and $3,788.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Borrowing interest expense	$4,063	$6,719
Facility fees	54	1,119
Amortization of financing costs	327	410
Total	$4,444	$8,248
Weighted average interest rate	3.50%	5.29%
Average outstanding balance	$470,243	$511,029

7.	DERIVATIVES

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

For the three months ended March 31, 2021 and March 31, 2020, the Company’s average USD notional exposure to foreign currency forward contracts were $1,594 and $4,261.

The Company’s net exposure to foreign currency forward contracts by counterparty that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Financial Condition was as follows:

	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
March 31, 2021
Bank of America, N.A.	$—	$(50)	$(50)	$—	$(50)

December 31, 2020
Bank of America, N.A.	$—	$(164)	$(164)	$—	$(164)

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Net realized gain (loss) on foreign currency forward contracts	$(53)	$33
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	114	88
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$61	$121

8.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2021			December 31, 2020
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,097,430	$60,359	95%	$1,097,430	$60,359	95%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of March 31, 2021, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

		Unfunded Commitment Balances(2)		Fair Value(3)
	Commitment Expiration Date(1)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
1st Lien/Senior Secured Debt
Associations, Inc.	7/30/21	$66	$66	$(1)	$(2)
FWR Holding Corporation (dba First Watch Restaurants)	12/20/21	67	67	(1)	(2)
Netvoyage Corporation (dba NetDocuments)	3/24/22	1,044	1,044	(10)	(21)
VRC Companies, LLC (dba Vital Records Control)	3/31/22	264	264	(1)	(2)
Xactly Corporation	7/29/22	2,554	2,554	(19)	(19)
Lithium Technologies, Inc.	10/3/22	3,372	2,023	(101)	(86)
Businessolver.com, Inc.	5/15/23	3,984	3,984	(40)	(50)
Integral Ad Science, Inc.	7/19/23	2,741	2,741	(27)	(55)
FWR Holding Corporation (dba First Watch Restaurants)	8/21/23	1,764	1,764	(35)	(53)
Gastro Health Holdco, LLC	9/4/23	1,938	1,938	(19)	(44)
Empirix, Inc.	9/25/23	1,900	1,900	(9)	(52)
Fenergo Finance 3 Limited	9/5/24	2,697	2,810	(27)	(35)
Fenergo Finance 3 Limited	9/5/24	1,785	1,785	(18)	(22)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	11/15/24	4,788	1,915	(72)	(29)
Mailgun Technologies, Inc.	3/26/25	2,370	2,370	—	—
Internet Truckstop Group, LLC (dba Truckstop)	4/2/25	2,800	2,800	(56)	(56)
Diligent Corporation	8/4/25	1,900	1,900	19	(43)
Brillio, LLC	2/6/21	—	1,165	—	(9)
DDS USA Holding, Inc.	6/30/22	—	1,625	—	(12)
Hygiena Borrower LLC	8/26/22	—	580	—	(3)
Wrike, Inc.	12/31/24	—	2,400	—	—
Total 1st Lien/Senior Secured Debt		$36,034	$37,695	$(417)	$(595)
Total		$36,034	$37,695	$(417)	$(595)

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

The Company did not issue a capital drawdown for the three months ended March 31, 2021.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Three Months Ended March 31, 2020
March 27, 2020	502,481	$43,897
Total capital drawdowns	502,481	$43,897

Distributions

The Company did not make a distribution for the three months ended March 31, 2021 and 2020.

10.EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per unit:

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Net increase (decrease) in Members’ Capital from operations	$24,922	$(26,475)
Weighted average Units outstanding	10,687,877	10,213,005
Basic and diluted earnings (loss) per unit	$2.33	$(2.59)

Diluted earnings (loss) per unit equal basic earnings (loss) per unit because there were no common unit equivalents outstanding during the period presented.

11.	FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Per Unit Data:(1)
NAV, beginning of period	$75.76	$86.21
Net investment income (loss)	1.40	4.68
Net realized and unrealized gains (losses)(2)	0.94	(7.11)
Income tax provision, realized and unrealized gains	(0.01)	0.01
Net increase (decrease) in net assets from operations(2)	2.33	(2.42)
Total increase (decrease) in net assets	2.33	(2.42)
NAV, end of period	$78.09	$83.79
Units outstanding, end of period	10,687,877	10,687,877
Weighted average units outstanding	10,687,877	10,213,005
Total return based on NAV(3)	3.08%	(2.81)%
Ratio/Supplemental Data:(4)
Members’ Capital, end of period	$834,640	$895,555
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	1.88%	1.87%
Ratio of interest and other debt expenses to average Members’ Capital	2.19%	3.83%
Ratio of incentive fees to average Members’ Capital	0.53%	(3.08)%
Ratio of total expenses to average Members’ Capital	4.60%	2.62%
Ratio of net investment income (loss) to average Members’ Capital	9.00%	12.88%
Portfolio turnover	1%	1%

(1)

The per unit data was derived by using the weighted average units outstanding during the applicable period, except for distributions declared, which reflects the actual amount of distributions declared per unit for the applicable period.

(2)	The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.
(3)	Calculated as the change in NAV per unit during the period plus dividends declared per unit, divided by the beginning NAV per unit.
(4)	Annualized, except for, as applicable, unvested Incentive Fees.

12.SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statements of Financial Condition have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On April 5, 2021, GSAM, subject to prior authorization by the Board of Directors, declared a $66,622 distribution payable on April 30, 2021 to Unitholders of record as of April 6, 2021.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through March 31, 2021, we have originated $2.18 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

“Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion generally earns a higher interest rate than our “first out” portion. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company. We expect to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in private middle-market credit obligations and related instruments. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. “Middle market” is used to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time and non-recurring items that are outside the operations of these companies. While, as a result of fluctuations in the net asset value (“NAV”) of one asset relative to other assets, private middle-market credit obligations and related instruments may represent less than 80% of our net assets (plus any borrowings for investment purposes) at any time, we may not invest, under normal circumstances, more than 20% of our net assets (plus any borrowings for investment purposes) in securities and other instruments that are not private middle-market credit obligations and related instruments. To the extent we determine to invest indirectly in private middle-market credit obligations and related instruments, we may invest through certain synthetic instruments, including derivatives that have similar economic characteristics to private middle-market credit obligations. For purposes of determining compliance with our 80% policy, each applicable derivative instrument will be valued based upon its market value. We will notify our Unitholders at least 60 days prior to any change to the 80% investment policy described above.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages.” in our annual report on Form 10-K for the year ended December 31, 2020.

Impact of COVID-19 Pandemic

While the availability of vaccines has raised hopes that an end to the COVID-19 pandemic is within reach, the pandemic’s trajectory will depend on the speed and scale of vaccine distribution and the extent to which efforts to curtail infections are hampered by new surges caused by variants of the virus. Entering the second quarter of 2021, the situation has remained in flux globally, as some countries have encountered a significant increase in the number of new cases. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, which are highly uncertain and cannot be predicted.

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

Goldman Sachs has continued to successfully execute on its Business Continuity Planning (the “BCP”) strategy since initially activating it in the first quarter of 2020. Goldman Sachs’ priority has been to safeguard its employees and to ensure continuity of business operations. Goldman Sachs has a central team that continues to manage its COVID-19 response, which is led by its chief administrative officer and chief medical officer. The vast majority of Goldman Sachs employees continue to work remotely, however, a growing number of employees are returning to its offices in many of its locations and the expectation is that this trend will accelerate as vaccination programs around the world increase.  To minimize health risks to employees working in its offices, Goldman Sachs has implemented on-site testing and other protocols, such as controls around the building access, strict physical distancing measures, enhanced cleaning regimes, and it is vigilant in monitoring local safety guidelines.  Our systems and infrastructure have continued to support our business operations. We have maintained regular and active communication across senior management, the rest of our private credit group and our Board of Directors. Furthermore, we have ongoing dialogues with our vendors to ensure they continue to meet our criteria for business continuity.

For further information about the risks associated with COVID-19, see “—Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020.

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

Leverage

The JPM Revolving Credit Facility allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of March 31, 2021 and December 31, 2020, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility) was 278% and 271%. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to

BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as the Company, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$730.08	$723.64	$776.74	$767.93
First Lien/Last-Out Unitranche	134.64	130.07	137.13	131.58
Second Lien/Senior Secured Debt	345.71	324.31	348.31	323.21
Unsecured Debt	5.57	5.12	5.57	5.15
Preferred Stock	12.34	11.71	10.41	10.40
Common Stock	8.75	8.39	12.01	18.05
Warrants	1.33	—	1.34	—
Total	$1,238.42	$1,203.24	$1,291.51	$1,256.32

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.2%	8.6%	8.1%	8.7%
First Lien/Last-Out Unitranche(2)(3)	9.2	10.4	9.0	10.2
Second Lien/Senior Secured Debt(2)	9.4	10.6	9.4	10.8
Unsecured Debt(2)	13.4	19.3	13.6	18.4
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	8.5%	9.2%	8.4%	9.2%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	March 31, 2021	December 31, 2020
Number of portfolio companies	48	52
Percentage of performing debt bearing a floating rate(1)	99.6%	98.8%
Percentage of performing debt bearing a fixed rate(1)(2)	0.4%	1.2%
Weighted average leverage (net debt/EBITDA)(3)	6.5x	6.5x
Weighted average interest coverage(3)	2.4x	2.5x
Median EBITDA(3)	$47.4 million	$45.3 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of March 31, 2021 and December 31, 2020, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 29.9% and 30.3%, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale:

	As of
	March 31, 2021		December 31, 2020
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$103.21	8.6%	$—	—%
Grade 2	988.22	82.1	1,117.82	89.0
Grade 3	111.81	9.3	138.48	11.0
Grade 4	—	—	—	—
Total Investments	$1,203.24	100.0%	$1,256.30	100.0%
The increase in investments with a grade 1 investment performance rating as of March 31, 2021 compared to December 31, 2020 was primarily driven by investments with an aggregate fair value of $103.21 million being upgraded from a grade 2 investment performance rating due to potential exit. The decrease in investments with a grade 3 investment performance rating was primarily driven by investments with an aggregate fair value of $27.57 million being upgraded to a grade 2 investment performance rating due to financial improvement.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2021		December 31, 2020
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$1,225.89	99.0%	$1,278.98	99.0%
Non-accrual	12.53	1.0	12.53	1.0
Total Investments	$1,238.42	100.0%	$1,291.51	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$6.56	$0.87
First Lien/Last-Out Unitranche	5.83	—
Preferred Stock	1.93	—
Total	$14.32	$0.87
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$51.14	$36.29
First Lien/Last-Out Unitranche	8.69	0.14
Second Lien/Senior Secured Debt	2.96	—
Common Stock	10.75	—
Total	$73.54	$36.43
Net (decrease) in portfolio	$(59.22)	$(35.56)
Number of new portfolio companies with new investment commitments	—	—
Total new investment commitment amount in new portfolio companies	$—	$—
Average new investment commitment amount in new portfolio companies	$—	$—
Number of existing portfolio companies with new investment commitments	3	1
Total new investment commitment amount in existing portfolio companies	$14.33	$0.87
Weighted average remaining term for new investment commitments (in years)(2)	3.2	2.0
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates	0.0%	0.0%
Weighted average yield on new debt and income producing investment commitments(3)	8.8%	10.0%
Weighted average yield on new investment commitments(4)	7.6%	10.0%
Weighted average yield on debt and income producing investments sold or repaid(5)	7.3%	6.4%
Weighted average yield on investments sold or repaid(6)	6.2%	6.4%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	($ in millions)
Total investment income	$27.58	$33.44
Net expenses	12.64	(14.38)
Net investment income	14.94	47.82
Net realized gain (loss) on investments	7.49	—
Net realized gain (loss) on foreign currency transactions	(0.03)	0.03
Net unrealized appreciation (depreciation) on investments	0.01	(75.46)
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	2.58	1.03
Income tax (provision) benefit, realized and unrealized gain/loss	(0.07)	0.10
Net increase (decrease) in Members’ Capital from operations	$24.92	$(26.48)

Net increase (decrease) in Members’ Capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	($ in millions)
Interest	$27.09	$33.11
Dividend income	0.06	0.08
Other income	0.43	0.25
Total investment income	$27.58	$33.44

In the table above:

•

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, decreased from $33.11 million for the three months ended March 31, 2020 to $27.09 million for the three months ended March 31, 2021, primarily due to a decrease in the size of our portfolio. The amortized cost of the portfolio decreased from $1,407.03 million as of March 31, 2020 to $1,238.42 million as of March 31, 2021. Included in interest for the three months ended March 31, 2021 and 2020 is $0.00 million and $0.00 million, in prepayment premiums and $0.67 million and $0.33 million, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Expenses

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	($ in millions)
Interest and other debt expenses	$4.44	$8.25
Management fees	3.07	3.28
Incentive fees	4.40	(26.75)
Professional fees	0.24	0.30
Directors’ fees	0.06	0.06
Other general and administrative expenses	0.43	0.48
Total expenses	$12.64	$(14.38)

In the table above:

•

Interest and other debt expenses decreased from $8.25 million for the three months ended March 31, 2020 to $4.44 million for the three months ended March 31, 2021. This was primarily due to a decrease in the average aggregate daily borrowings from $511.03 million to $470.24 million, which was driven by a decrease in the size of our portfolio.

•

The accrual for Incentive Fees increased from $(26.75) million for the three months ended March 31, 2020 to $4.40 million for the three months ended March 31, 2021. This was primarily due to the full reversal of the Incentive fees payable as of December 31, 2019.

Net Realized Gains (Losses) and Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(in millions)
Wrike, Inc.	$7.49	$—
Net realized gain (loss)	$7.49	$—

For the three months ended March 31, 2021, net realized gains were primarily driven by the sale of our investment in Wrike, Inc. In February 2021, we sold our common stock, which resulted in a realized gain of $7.49 million.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	($ in millions)
Unrealized appreciation	$10.80	$2.60
Unrealized depreciation	(10.79)	(78.06)
Net change in unrealized appreciation (depreciation) on investments	$0.01	$(75.46)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended March 31, 2021
($ in millions)
Portfolio Company:
Other, net(1)	$5.78
Odyssey Logistics & Technology Corporation	1.36
SMB Shipping Logistics, LLC (dba Worldwide Express)	0.90
Yasso, Inc.	0.84
Empirix, Inc.	0.76
Smarsh, Inc.	0.67
Wine.com, LLC	(0.26)
Recipe Acquisition Corp. (dba Roland Foods)	(0.44)
CorePower Yoga LLC	(0.63)
Fenergo Finance 3 Limited	(1.24)
Wrike, Inc.	(7.73)
Total	$0.01

(1)	For the three months ended March 31, 2021, other, net includes gross unrealized appreciation of $6.27 million and gross unrealized depreciation of $(0.49) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2021 was primarily driven by the reversal of unrealized appreciation in connection with the aforementioned sale of Wrike, Inc.

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

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2020 was primarily driven by increased market volatility, economic disruption, and wider credit spreads resulting from the recent COVID-19 pandemic. Given the unprecedented nature of COVID-19 and the fiscal and monetary responses designed to mitigate strain to businesses and the economy, the operating environment of our portfolio companies is evolving rapidly. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “Impact of COVID-19 Pandemic.”

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to the JPM Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2021 and December 31, 2020, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility) was 278% and 271%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

We had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2021			December 31, 2020
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$60.36	95%	$1,097.43	$60.36	95%

We did not issue a capital drawdown for the three months ended March 31, 2021.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Three Months Ended March 31, 2020
March 27, 2020	502,481	$43.89
Total capital drawdowns	502,481	$43.89

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2021:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Revolving Credit Facility(1)	$468.25	$—	$—	$468.25	$—

(1)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2021, the Company had outstanding borrowings denominated in USD of $408,893 and in Euros (EUR) of 50,900. As of December 31, 2020, the Company had outstanding borrowings denominated in USD of $408,893 and in EUR of 50,900.

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

The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2021, the total commitments under the JPM Revolving Credit Facility were $468.25 million. The JPM Revolving Credit Facility also has a commitment increase option, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $750.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the sixth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2021, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2021	December 31, 2020
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$36.03	$37.69
Total	$36.03	$37.69

As of March 31, 2021, we had aggregate Commitments and undrawn Commitments from investors as follows:

	March 31, 2021
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$60.36	95%

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

RECENT DEVELOPMENTS

On April 5, 2021, GSAM, subject to prior authorization by the Board of Directors, declared a $66,622 distribution payable on April 30, 2021 to Unitholders of record as of April 6, 2021.

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

As of March 31, 2021 and December 31, 2020, on a fair value basis, approximately 0.4% and 1.2%, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.6% and 98.8%, of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2021 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2021 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$21.82	$(13.08)	$8.74
Up 200 basis points	11.91	(8.72)	3.19
Up 100 basis points	2.00	(4.36)	(2.36)
Up 75 basis points	0.27	(3.27)	(3.00)
Up 50 basis points	0.18	(2.18)	(2.00)
Up 25 basis points	0.09	(1.09)	(1.00)
Down 25 basis points	(0.05)	0.85	0.80
Down 50 basis points	(0.05)	0.85	0.80
Down 75 basis points	(0.06)	0.85	0.79
Down 100 basis points	(0.06)	0.85	0.79
Down 200 basis points	(0.06)	0.85	0.79
Down 300 basis points	(0.06)	0.85	0.79

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 25, 2021. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Risks Relating to Our Business and Structure

We are exposed to risks associated with changes in interest rates.

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to suitable replacements for interbank offered rates (“IBORs”). On March 5 2021, the Financial Conduct Authority (“FCA”) and ICE Benchmark Authority formally announced the dates after which the LIBORs will no longer be representative and subsequently cease publication. The Alternative Reference Rates Committee confirmed that this announcement constitutes a “Benchmark Transition Event”.  The publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings will cease after December 31, 2021. The publication of the overnight, 1 month, 3 month, 6 month, and 12 months USD LIBOR settings will cease after June 30, 2023. The FCA plans to consult the market on creating “synthetic” 1 month, 3 month and 6 month rates for GBP and JPY LIBOR, to be published for a limited time. New York State legislation was signed into law to aid “tough legacy” LIBOR contracts. Other legislative solutions are being pursued at the Federal level, in the U.K., and in Europe. The U.S. federal banking agencies have also issued guidance encouraging banking and global organizations to cease reference to USD LIBOR as soon as practicable and in any event by December 31, 2021.The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. However, the outbreak of COVID-19 may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 outbreak on our transition plans. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize one-week and two-month USD LIBOR terms or sterling, euro, Swiss franc and Japanese yen settings as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Revolving Credit Facilities. If we are unable to do so, amounts drawn under the Revolving Credit Facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Date: May 6, 2021	/s/ Brendan McGovern
Brendan McGovern
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 6, 2021	/s/ Joseph DiMaria
Joseph DiMaria Interim Chief Financial Officer and Interim Treasurer (Principal Financial Officer)