Form 10-Q
period 2021-09-30
Goldman Sachs Private Middle Market Credit LLC
filed 2021-11-04
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 4, 2021, there were 10,687,877 units of the limited liability company’s common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2020 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $887,776 and $1,286,255)	$854,443	$1,250,276
Non-controlled affiliated investments (cost of $5,254 and $5,254)	6,538	6,029
Total investments, at fair value (amortized cost of $893,030 and $1,291,509)	$860,981	$1,256,305
Investments in affiliated money market fund (cost of $0 and $144,658)	—	144,658
Cash	132,966	25,384
Receivable for investments sold	206	469
Interest and dividends receivable	7,359	11,127
Deferred financing costs	2,840	3,788
Unrealized appreciation on foreign currency forward contracts	19	—
Other assets	49	333
Total assets	$1,004,420	$1,442,064
Liabilities
Debt	$377,820	$471,075
Interest and other debt expenses payable	3,320	4,223
Management fees payable	2,409	3,244
Incentive fees payable	48,830	38,339
Distribution payable	—	113,000
Unrealized depreciation on foreign currency forward contracts	—	164
Directors’ fees payable	61	3
Accrued expenses and other liabilities	1,436	2,298
Total liabilities	$433,876	$632,346
Commitments and contingencies (Note 8)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (10,687,877 and 10,687,877 units issued and outstanding as of September 30, 2021 and December 31, 2020)	713,808	1,012,430
Distributable earnings	(143,264)	(202,712)
Total members’ capital	$570,544	$809,718
Total liabilities and members’ capital	$1,004,420	$1,442,064
Net asset value per unit	$53.38	$75.76

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$23,211	$28,555	$74,592	$89,174
Payment-in-kind income	1,261	1,414	4,079	3,347
Other income	320	880	852	1,372
From non-controlled affiliated investments:
Interest income	—	596	—	1,837
Dividend income	67	36	167	162
Other income	—	6	—	70
Total investment income	$24,859	$31,487	$79,690	$95,962
Expenses:
Interest and other debt expenses	$4,029	$4,996	$12,920	$19,793
Management fees	2,409	3,489	8,389	10,186
Incentive fees	1,912	18,908	10,491	5,022
Professional fees	151	338	626	1,002
Directors’ fees	62	62	183	185
Other general and administrative expenses	373	490	1,148	1,457
Total expenses	$8,936	$28,283	$33,757	$37,645
Net investment income	$15,923	$3,204	$45,933	$58,317
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$7	$—	$7,523	$1
Foreign currency forward contracts	(22)	35	(101)	131
Foreign currency transactions	190	36	216	11
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(6,214)	22,001	2,646	(28,568)
Non-controlled affiliated investments	(6)	409	509	1,359
Foreign currency forward contracts	57	(148)	183	(153)
Foreign currency translations	970	(2,473)	2,768	(2,552)
Net realized and unrealized gains (losses)	$(5,018)	$19,860	$13,744	$(29,771)
(Provision) benefit for taxes on realized gain/loss on investments	$—	$—	$(57)	$—
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(70)	(94)	(172)	(87)
Net increase in members’ capital from operations	$10,835	$22,970	$59,448	$28,459
Weighted average units outstanding	10,687,877	10,687,877	10,687,877	10,530,164
Net investment income per unit (basic and diluted)	$1.49	$0.30	$4.30	$5.54
Earnings per unit (basic and diluted)	$1.01	$2.15	$5.56	$2.70

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Members’ capital at beginning of period	$726,709	$927,519	$809,718	$878,133
Increase in members’ capital from operations:
Net investment income	$15,923	$3,204	$45,933	$58,317
Net realized gain	175	71	7,638	143
Net change in unrealized appreciation (depreciation)	(5,193)	19,789	6,106	(29,914)
(Provision) benefit for taxes on realized gain/loss on investments	—	—	(57)	—
(Provision) benefit for unrealized appreciation/depreciation on investments	(70)	(94)	(172)	(87)
Net increase in members’ capital from operations	$10,835	$22,970	$59,448	$28,459
Distributions to unitholders from:
Return of capital	$(167,000)	$(25,000)	$(298,622)	$(25,000)
Total distributions to unitholders	$(167,000)	$(25,000)	$(298,622)	$(25,000)
Capital transactions:
Issuance of units	$—	$—	$—	$43,897
Net increase in members’ capital from capital transactions	$—	$—	$—	$43,897
Total increase (decrease) in members’ capital	$(156,165)	$(2,030)	$(239,174)	$47,356
Members’ capital at end of period	$570,544	$925,489	$570,544	$925,489
Distributions declared per unit	$15.63	$2.34	$27.94	$2.34

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2021	September 30, 2020

Cash flows from operating activities:
Net increase in Members’ Capital from operations:	$59,448	$28,459
Adjustments to reconcile net increase (decrease) in Members’ Capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(100,334)	(34,463)
Payment-in-kind interest capitalized	(3,078)	(2,211)
Investments in affiliated money market fund, net	144,658	(66,524)
Proceeds from sales of investments and principal repayments	519,451	106,959
Net realized (gain) loss	(8,281)	4
Net change in unrealized (appreciation) depreciation on investments	(3,155)	27,209
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	1	126
Amortization of premium and accretion of discount, net	(9,279)	(4,682)
Amortization of deferred financing costs	992	1,107
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	263	(354)
(Increase) decrease in interest and dividends receivable	3,768	(4,165)
(Increase) decrease in other assets	284	(136)
Increase (decrease) in interest and other debt expenses payable	(944)	(2,623)
Increase (decrease) in management fees payable	(835)	94
Increase (decrease) in incentive fees payable	10,491	5,022
Increase (decrease) in directors’ fees payable	58	61
Increase (decrease) in accrued expenses and other liabilities	(862)	(83)
Net cash provided by (used for) operating activities	$612,646	$53,800
Cash flows from financing activities:
Proceeds from issuance of common units	$—	$43,897
Distributions paid	(411,622)	(45,368)
Financing costs paid	(3)	(2,057)
Repayments of debt	(93,255)	(43,417)
Net cash provided by (used for) financing activities	$(504,880)	$(46,945)
Net increase (decrease) in cash	107,766	6,855
Effect of foreign exchange rate changes on cash and cash equivalents	(184)	27
Cash, beginning of period	25,384	17,681
Cash, end of period	$132,966	$24,563
Supplemental and non-cash activities
Interest expense paid	$12,646	$19,869
Exchange of investments	$—	$13,769

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of September 30, 2021

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 90.06%
Brillio, LLC	IT Services	5.75%	L + 4.75%	1.00%	02/06/25	$6,833	$6,791	$6,833	(1) (2) (3)
Brillio, LLC	IT Services	5.75%	L + 4.75%	1.00%	02/06/25	1,145	1,145	1,145	(1) (3)
Businessolver.com, Inc.	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	31,795	31,557	31,795	(1) (2) (3)
Businessolver.com, Inc.	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	4,769	4,731	4,769	(1) (2) (3)
Businessolver.com, Inc.	Health Care Technology		L + 7.50%	1.00%	05/15/23	3,984	(26)	—	(1) (2) (3) (4)
CorePower Yoga LLC	Diversified Consumer Services	8.00%	L + 7.00% (incl. 5.00% PIK)	1.00%	05/14/25	15,649	15,475	13,028	(1) (2) (3)
CorePower Yoga LLC	Diversified Consumer Services		L + 7.00% (incl. 5.00% PIK)	1.00%	05/14/25	1,070	(12)	(179)	(1) (2) (3) (4)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	€23,778	27,222	27,749	(1) (2) (3)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	15,362	15,190	15,477	(1) (2) (3)
Diligent Corporation	Professional Services		L + 6.25%	1.00%	08/04/25	1,900	(29)	14	(1) (2) (3) (4)
Experity, Inc.	Health Care Technology	6.25%	L + 5.50%	0.75%	07/22/27	33,678	33,518	33,513	(1) (2)
Experity, Inc.	Health Care Technology		L + 5.50%	0.75%	07/22/27	2,972	(14)	(15)	(1) (2) (4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	6.75%	L + 5.75% (incl. 0.25% PIK)	1.00%	08/21/23	13,287	13,169	13,221	(2) (3)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	6.75%	L + 5.75% (incl. 0.25% PIK)	1.00%	08/21/23	2,655	2,632	2,642	(2) (3)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	6.75%	L + 5.75% (incl. 0.25% PIK)	1.00%	08/21/23	1,679	1,664	1,670	(2) (3)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure		L + 5.75% (incl. 0.25% PIK)	1.00%	08/21/23	67	—	—	(2) (3) (4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure		L + 5.75% (incl. 0.25% PIK)	1.00%	08/21/23	1,764	(15)	(9)	(2) (3) (4)
Hollander Sleep & Décor (dba SureFit)	Household Products	10.75%	L + 9.75%	1.00%	07/13/23	26,343	25,940	25,553	(1) (2) (3)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	45,158	44,660	45,158	(1) (2) (3)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	8,317	8,215	8,317	(1) (3)
iCIMS, Inc.	Software		L + 6.50%	1.00%	09/12/24	2,822	2,794	2,822	(1) (3)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	6.75%	L + 5.75%	1.00%	04/02/25	33,724	33,114	33,471	(1) (2) (3)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		L + 5.75%	1.00%	04/02/25	2,800	(47)	(21)	(1) (2) (3) (4)
Lithium Technologies, Inc.	Interactive Media & Services	9.00%	L + 8.00%	1.00%	10/03/22	58,727	58,244	57,552	(1) (2) (3)
Lithium Technologies, Inc.	Interactive Media & Services		L + 8.00%	1.00%	10/03/22	3,371	(26)	(67)	(1) (2) (3) (4)
Mailgun Technologies, Inc.	Interactive Media & Services	6.00%	L + 5.00%	1.00%	03/26/25	19,871	19,621	19,871	(1) (2) (3)
Mailgun Technologies, Inc.	Interactive Media & Services	6.00%	L + 5.00%	1.00%	03/26/25	101	99	101	(1) (2) (3)
Mailgun Technologies, Inc.	Interactive Media & Services		L + 5.00%	1.00%	03/26/25	2,370	1	—	(1) (2) (3) (4)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	7.25%	L + 6.25%	1.00%	09/15/27	31,201	27,694	27,691	(1) (2) (4)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology		L + 6.25%	1.00%	09/15/27	2,518	(50)	(50)	(1) (2) (4)
Picture Head Midco LLC	Entertainment	8.25%	L + 7.25% (incl. 0.50% PIK)	1.00%	08/31/23	29,085	28,753	27,704	(1) (2) (3)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of September 30, 2021 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Power Stop, LLC	Auto Components	4.58%	L + 4.50%		10/19/25	$11,184	$11,166	$11,072	(1) (2)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	10.25%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	17,156	16,999	16,126	(1) (2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	10.25%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	1,237	1,226	1,163	(1) (2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	10.25%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	616	614	579	(1) (2) (3)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	7.25%	L + 6.25%	1.00%	07/02/25	19,264	19,031	19,168	(1) (2)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	6.25%	L + 5.50%	0.75%	06/29/27	13,261	13,068	13,062	(1) (2)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	6.25%	L + 5.50%	0.75%	06/29/27	2,216	133	132	(1) (2) (4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		L + 5.50%	0.75%	06/29/27	443	(6)	(7)	(1) (2) (4)
Wine.com, LLC	Beverages	8.00%	L + 7.00%	1.00%	11/14/24	9,600	9,488	9,600	(1) (2) (3)
Wine.com, LLC	Beverages	8.00%	L + 7.00%	1.00%	11/14/24	2,300	2,260	2,300	(1) (3)
Xactly Corporation	IT Services	8.25%	L + 7.25%	1.00%	07/31/23	40,879	40,495	40,879	(1) (2) (3)
Xactly Corporation	IT Services		L + 7.25%	1.00%	07/31/23	2,554	(21)	—	(1) (2) (3) (4)
Total 1st Lien/Senior Secured Debt							516,463	513,829
1st Lien/Last-Out Unitranche (5) - 22.91%
Doxim, Inc.	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	$30,617	$30,158	$30,311	(1) (2) (3)
Doxim, Inc.	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	23,681	23,335	23,444	(1) (2) (3)
Doxim, Inc.	Diversified Financial Services	8.00%	L + 7.00%	1.00%	02/28/24	5,933	5,810	5,844	(1) (3)
Doxim, Inc.	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	4,649	4,544	4,683	(1) (2) (3)
Doxim, Inc.	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	3,452	3,385	3,478	(1) (3)
Smarsh, Inc.	Interactive Media & Services	9.25%	L + 8.25%	1.00%	11/20/25	55,214	54,762	54,938	(1) (2) (3)
Vantage Mobility International, LLC	Health Care Equipment & Supplies	7.00%	L + 6.00% PIK	1.00%	03/21/24	12,888	12,888	7,990	(2) (3)
Total 1st Lien/Last-Out Unitranche							134,882	130,688
2nd Lien/Senior Secured Debt - 33.35%
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK		11/11/25	$12,850	$11,531	$3,791	(1) (2) (3) (6)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		11.00% PIK		05/11/26	12,850	12,529	—	(1) (2) (3) (6)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	7.65%	L + 7.50%		07/31/25	10,500	10,337	10,054	(1) (2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	7.62%	L + 7.50%		07/31/25	3,061	2,961	2,931	(1) (2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	7.65%	L + 7.50%		07/31/25	2,700	2,654	2,585	(1) (2) (3)
Intelligent Medical Objects, Inc.	Health Care Technology	9.50%	L + 8.50%	1.00%	12/22/24	30,800	30,401	30,492	(1) (2) (3)
National Spine and Pain Centers, LLC	Health Care Providers & Services	9.25%	L + 8.25%	1.00%	12/02/24	28,500	28,061	27,716	(1) (2) (3)
Odyssey Logistics & Technology Corporation	Road & Rail	9.00%	L + 8.00%	1.00%	10/12/25	28,152	27,767	26,744	(1) (2)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	10.00%	L + 9.00%	1.00%	12/22/22	20,000	19,836	19,500	(2) (3)
Spectrum Plastics Group, Inc.	Containers & Packaging	8.00%	L + 7.00%	1.00%	01/31/26	9,975	9,944	9,110	(1) (2)
YI, LLC (dba Young Innovations)	Health Care Equipment & Supplies	8.75%	L + 7.75%	1.00%	11/07/25	22,903	22,487	22,445	(1) (2) (3)
Zep Inc.	Chemicals	9.25%	L + 8.25%	1.00%	08/11/25	35,700	35,179	34,897	(1) (2)
Total 2nd Lien/Senior Secured Debt							213,687	190,265
Unsecured Debt - 0.92%
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	13.25%	13.25% PIK		12/21/22	$5,595	$5,576	$5,245	(3)
Total Unsecured Debt							5,576	5,245

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of September 30, 2021 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate	Initial Acquisition Date(8)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 2.11%
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	11.00% PIK	12/22/16	1,600	$1,496	$2,069	(3) (7)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		05/23/19	11,486,738	6,010	—	(2) (3) (7)
Wine.com, LLC	Beverages		11/14/18	337,425	2,900	7,920	(1) (3) (7)
Wine.com, LLC	Beverages		03/03/21	78,199	1,933	2,044	(1) (3) (7)
Total Preferred Stock					12,339	12,033
Common Stock - 1.56%
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	Health Care Providers & Services		03/30/18	12,370	$1,668	$2,400	^^^ (1) (3)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	Health Care Providers & Services		03/30/18	11,675	232	785	^^^ (1) (3) (7) (9)
Country Fresh Holding Company Inc.	Food Products		04/29/19	986	1,232	—	(1) (2) (3) (7)
Elah Holdings, Inc.	Capital Markets		05/09/18	69,386	3,354	3,353	^ (1) (3) (7)
National Spine and Pain Centers, LLC	Health Care Providers & Services		06/02/17	900	900	554	(1) (3) (7)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		05/23/19	5,371,684	—	—	(2) (3) (7)
Yasso, Inc.	Food Products		03/23/17	1,360	1,360	1,805	(1) (3) (7)
Total Common Stock					8,746	8,897
Warrants - 0.00%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	1,487	$1,096	$—	(1) (3) (7)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	155	114	—	(1) (3) (7)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	31	23	—	(1) (3) (7)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products		12/22/16	44	104	24	(3) (7)
Total Warrants					1,337	24
Total Investments - 150.91%					$893,030	$860,981

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of September 30, 2021 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of September 30, 2021, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.24%, 0.16%, 0.13%, 0.11%, 0.08% and 0.07%, respectively. As of September 30, 2021, P was 3.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2021.

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

(6)	The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(7)	Non-income producing security.
(8)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of September 30, 2021, the aggregate fair value of these securities is $20,954 or 3.67% of the Company's net assets. The initial acquisition dates have been included for such securities.

(9)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2021 the aggregate fair value of these securities is $785 or 0.08% of the Company’s total assets.

PIK – Payment-In-Kind

0

ADDITIONAL INFORMATION
Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	Euro 43	U.S. Dollar 51	10/05/21	$(1)
Bank of America, N.A.	U.S. Dollar 327	Euro 287	10/05/21	(5)
Bank of America, N.A.	U.S. Dollar 290	Euro 244	01/06/22	7
Bank of America, N.A.	U.S. Dollar 284	Euro 238	04/06/22	6
Bank of America, N.A.	U.S. Dollar 287	Euro 241	07/06/22	6
Bank of America, N.A.	U.S. Dollar 291	Euro 244	10/06/22	6
				$19

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2020

(in thousands, except unit and per unit amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 94.84%
Associations, Inc.	Real Estate Management & Development	8.00%	L + 7.00% (incl. 3.00% PIK)	1.00%	07/30/24	$21,093	$20,932	$20,566	(1) (2) (3)
Associations, Inc.	Real Estate Management & Development	8.00%	L + 7.00% (incl. 3.00% PIK)	1.00%	07/30/24	4,607	4,506	4,426	(1) (2) (3) (4)
Associations, Inc.	Real Estate Management & Development	7.00%	L + 6.00%	1.00%	07/30/24	886	879	864	(1) (2) (3)
Brillio, LLC	IT Services	5.75%	L + 4.75%	1.00%	02/06/25	6,885	6,835	6,833	(1) (2) (3)
Brillio, LLC	IT Services	5.75%	L + 4.75%	1.00%	02/06/25	2,330	1,165	1,148	(1) (3) (4)
Businessolver.com, Inc.	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	31,875	31,536	31,477	(1) (2) (3)
Businessolver.com, Inc.	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	4,781	4,726	4,721	(1) (2) (3)
Businessolver.com, Inc.	Health Care Technology		L + 7.50%	1.00%	05/15/23	3,984	(39)	(50)	(1) (2) (3) (4)
CorePower Yoga LLC	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK)	1.00%	05/14/25	15,296	15,109	12,849	(1) (2)
CorePower Yoga LLC	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK)	1.00%	05/14/25	1,070	1,058	899	(1) (2)
DDS USA Holding, Inc.	Health Care Equipment & Supplies	6.75%	L + 5.75%	1.00%	06/30/22	5,673	5,660	5,630	(1) (2) (3)
DDS USA Holding, Inc.	Health Care Equipment & Supplies	7.06%	L + 5.75%	1.00%	06/30/22	4,858	4,847	4,822	(1) (2) (3)
DDS USA Holding, Inc.	Health Care Equipment & Supplies		L + 5.75%	1.00%	06/30/22	1,625	(3)	(12)	(1) (2) (3) (4)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	€23,958	27,372	28,610	(1) (2) (3)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	15,479	15,277	15,131	(1) (2) (3)
Diligent Corporation	Professional Services		L + 6.25%	1.00%	08/04/25	1,900	(34)	(43)	(1) (2) (3) (4)
DocuTAP, Inc.	Health Care Technology	6.50%	L + 5.50%	1.00%	05/12/25	36,841	36,135	36,104	(1) (2) (3)
Empirix, Inc.	Diversified Telecommunication Services	7.25%	L + 6.25%	1.00%	09/25/24	33,047	32,656	32,139	(1) (2) (3)
Empirix, Inc.	Diversified Telecommunication Services		L + 6.25%	1.00%	09/25/23	1,900	(18)	(52)	(1) (2) (3) (4)
Fenergo Finance 3 Limited	Diversified Financial Services	7.00%	L + 6.00%	1.00%	09/05/24	€26,900	30,899	32,452	(1) (2) (3) (5)
Fenergo Finance 3 Limited	Diversified Financial Services		L + 6.00%	1.00%	09/05/24	1,785	(19)	(22)	(1) (2) (3) (4) (5)
Fenergo Finance 3 Limited	Diversified Financial Services		L + 6.00%	1.00%	09/05/24	€2,300	(29)	(35)	(1) (2) (3) (4) (5)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	13,249	13,086	12,852	(2) (3)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	2,648	2,616	2,568	(2) (3)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	1,674	1,653	1,623	(2) (3)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	67	—	(2)	(2) (3) (4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	1,764	(21)	(53)	(2) (3) (4)
Gastro Health Holdco, LLC	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	15,010	14,811	14,672	(1) (2) (3)
Gastro Health Holdco, LLC	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	7,700	7,586	7,527	(1) (3)
Gastro Health Holdco, LLC	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	7,599	7,495	7,428	(1) (2) (3)
Gastro Health Holdco, LLC	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	7,288	7,203	7,124	(1) (3)
Gastro Health Holdco, LLC	Health Care Providers & Services	9.25%	L + 7.00%	1.00%	09/04/23	3,100	1,129	1,093	(1) (2) (3) (4)
GlobalTranz Enterprises, Inc.	Road & Rail	5.15%	L + 5.00%		05/15/26	12,012	11,818	11,051	(1) (2)
The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except unit and per unit amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Hygiena Borrower LLC	Life Sciences Tools & Services	5.00%	L + 4.00%	1.00%	08/26/22	$5,426	$5,392	$5,399	(2)
Hygiena Borrower LLC	Life Sciences Tools & Services		L + 4.00%	1.00%	08/26/22	580	(4)	(3)	(2) (4)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	45,158	44,551	44,480	(1) (2) (3)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	8,317	8,192	8,192	(1) (3)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	2,822	2,787	2,780	(1) (3)
Integral Ad Science, Inc.	Interactive Media & Services	8.25%	L + 7.25% (incl. 1.25% PIK)	1.00%	07/19/24	39,150	38,651	38,367	(1) (2) (3)
Integral Ad Science, Inc.	Interactive Media & Services		L + 6.00%	1.00%	07/19/23	2,741	(28)	(55)	(1) (2) (3) (4)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	6.50%	L + 5.50%	1.00%	04/02/25	33,983	33,346	33,303	(1) (2) (3)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		L + 5.50%	1.00%	04/02/25	2,800	(50)	(56)	(1) (2) (3) (4)
Lithium Technologies, Inc.	Interactive Media & Services	9.00%	L + 8.00%	1.00%	10/03/22	58,727	57,913	56,231	(1) (2) (3)
Lithium Technologies, Inc.	Interactive Media & Services	9.00%	L + 8.00%	1.00%	10/03/22	3,371	1,304	1,205	(1) (2) (3) (4)
Mailgun Technologies, Inc.	Interactive Media & Services	6.00%	L + 5.00%	1.00%	03/26/25	20,024	19,724	20,024	(1) (2) (3)
Mailgun Technologies, Inc.	Interactive Media & Services		L + 5.00%	1.00%	03/26/25	2,370	1	—	(1) (2) (3) (4)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	6.50%	L + 5.50%	1.00%	11/15/24	31,002	30,556	30,536	(1) (2) (3)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	6.50%	L + 5.50%	1.00%	11/15/24	4,788	2,808	2,801	(1) (3) (4)
Netvoyage Corporation (dba NetDocuments)	Software	8.00%	L + 7.00%	1.00%	03/22/24	13,452	13,309	13,183	(1) (2) (3)
Netvoyage Corporation (dba NetDocuments)	Software	8.00%	L + 7.00%	1.00%	03/22/24	884	873	866	(1) (2) (3)
Netvoyage Corporation (dba NetDocuments)	Software		L + 7.00%	1.00%	03/24/22	1,044	(5)	(21)	(1) (2) (3) (4)
Picture Head Midco LLC	Entertainment	8.25%	L + 7.25% (incl. 0.50% PIK)	1.00%	08/31/23	29,083	28,632	26,466	(1) (2) (3)
Power Stop, LLC	Auto Components	4.65%	L + 4.50%		10/19/25	11,270	11,249	11,002	(1) (2)
SF Home Décor, LLC (dba SureFit Home Décor)	Household Products	10.75%	L + 9.75%	1.00%	07/13/22	27,526	27,142	26,631	(1) (2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	8.75%	L + 7.75% (incl. 2.00% PIK)	1.00%	06/17/24	16,218	16,023	14,353	(1) (2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	8.75%	L + 7.75% (incl. 2.00% PIK)	1.00%	06/17/24	1,186	1,172	1,050	(1) (2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	8.75%	L + 7.75% (incl. 2.00% PIK)	1.00%	06/17/24	592	588	523	(1) (2) (3)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	7.25%	L + 6.25%	1.00%	07/02/25	19,411	19,137	18,926	(1) (2)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	7.50%	L + 6.50%	1.00%	03/31/23	10,496	10,440	10,417	(2) (3)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		P + 5.50%		03/31/22	264	(1)	(2)	(2) (3) (4)
Wine.com, LLC	Beverages	8.00%	L + 7.00%	1.00%	11/14/24	9,600	9,465	9,600	(1) (2) (3)
Wrike, Inc.	Professional Services	7.75%	L + 6.75%	1.00%	12/31/24	34,190	33,678	34,190	(1) (2) (3)
Wrike, Inc.	Professional Services		L + 6.75%	1.00%	12/31/24	2,400	(32)	—	(1) (2) (3) (4)
Xactly Corporation	IT Services	8.25%	L + 7.25%	1.00%	07/29/22	40,879	40,552	40,572	(1) (2) (3)
Xactly Corporation	IT Services		L + 7.25%	1.00%	07/29/22	2,554	(16)	(19)	(1) (2) (3) (4)
Yasso, Inc.	Food Products	8.75%	L + 7.75%	1.00%	03/23/22	12,647	12,574	12,647	(1) (2) (3)
Total 1st Lien/Senior Secured Debt							776,749	767,928

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except unit and per unit amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (6) - 16.25%
Doxim, Inc.	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	$30,800	$30,211	$30,030	(1) (2) (3)
Doxim, Inc.	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	23,822	23,378	23,227	(1) (2) (3)
Doxim, Inc.	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	4,700	4,567	4,582	(1) (2) (3)
Doxim, Inc.	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	3,490	3,404	3,403	(1) (3)
RugsUSA, LLC	Household Products	7.00%	L + 6.00%	1.00%	04/30/23	8,692	8,647	8,649	(1) (2) (3)
Smarsh, Inc.	Interactive Media & Services	9.25%	L + 8.25%	1.00%	11/20/25	55,214	54,702	54,110	(1) (2)
Vantage Mobility International, LLC	Health Care Equipment & Supplies	7.00%	L + 6.00% PIK	1.00%	03/21/24	12,223	12,223	7,578	(2) (3)
Total 1st Lien/Last-Out Unitranche							137,132	131,579
2nd Lien/Senior Secured Debt - 39.92%
American Dental Partners, Inc.	Health Care Providers & Services	9.50%	L + 8.50%	1.00%	09/25/23	$9,180	$9,066	$8,629	(1) (2) (3)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products	10.00%	10.00% PIK		11/11/25	12,850	11,422	9,766	(1) (2) (3)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		11.00% PIK		05/11/26	12,850	12,529	—	(1) (2) (3) (7)
ERC Finance, LLC (dba Eating Recovery Center)	Health Care Providers & Services	9.22%	L + 8.22%	1.00%	09/22/25	29,800	29,343	29,353	(1) (2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	7.73%	L + 7.50%		07/31/25	10,500	10,310	9,555	(1) (2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	7.73%	L + 7.50%		07/31/25	2,700	2,646	2,457	(1) (2) (3)
Hygiena Borrower LLC	Life Sciences Tools & Services	8.75%	L + 7.75%	1.00%	08/26/23	2,810	2,778	2,775	(2) (3)
Hygiena Borrower LLC	Life Sciences Tools & Services	8.75%	L + 7.75%	1.00%	08/26/23	147	146	145	(2) (3)
Intelligent Medical Objects, Inc.	Health Care Technology	9.50%	L + 8.50%	1.00%	12/22/24	23,100	22,713	22,523	(1) (2) (3)
Market Track, LLC	Media	8.75%	L + 7.75%	1.00%	06/05/25	32,800	32,165	31,488	(1) (2) (3)
National Spine and Pain Centers, LLC	Health Care Providers & Services	9.25%	L + 8.25%	1.00%	12/02/24	28,500	27,976	27,502	(1) (2) (3)
Odyssey Logistics & Technology Corporation	Road & Rail	9.00%	L + 8.00%	1.00%	10/12/25	28,152	27,710	24,140	(1) (2)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	10.00%	L + 9.00%	1.00%	12/01/22	20,000	19,740	19,150	(2) (3)
SMB Shipping Logistics, LLC (dba Worldwide Express)	Air Freight & Logistics	9.00%	L + 8.00%	1.00%	02/03/25	33,333	32,958	31,667	(1) (2) (3)
Spectrum Plastics Group, Inc.	Containers & Packaging	8.00%	L + 7.00%	1.00%	01/31/26	9,975	9,940	8,741	(1) (2)
USRP Holdings, Inc. (dba U.S. Retirement Partners)	Insurance	9.75%	L + 8.75%	1.00%	09/29/25	10,300	10,208	9,811	(1) (2) (3)
USRP Holdings, Inc. (dba U.S. Retirement Partners)	Insurance	9.75%	L + 8.75%	1.00%	09/29/25	1,716	1,701	1,634	(1) (2) (3)
Xcellence, Inc. (dba Xact Data Discovery)	IT Services	9.75%	L + 8.75%	1.00%	06/22/24	27,900	27,437	27,482	(1) (2) (3)
YI, LLC (dba Young Innovations)	Health Care Equipment & Supplies	8.75%	L + 7.75%	1.00%	11/07/25	22,903	22,427	21,758	(1) (2) (3)
Zep Inc.	Chemicals	9.25%	L + 8.25%	1.00%	08/11/25	35,700	35,098	34,629	(1) (2)
Total 2nd Lien/Senior Secured Debt							348,313	323,205
Unsecured Debt - 0.64%
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	13.25%	13.25% PIK		12/21/22	$5,595	$5,566	$5,147	(3)
Total Unsecured Debt							5,566	5,147

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except unit and per unit amounts)

Investment #	Industry	Interest Rate	Initial Acquisition Date(9)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 1.28%
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	11.00% PIK	12/22/16	1,600	$1,496	$1,948	(3) (8)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		05/23/19	11,486,738	6,010	—	(3) (8)
Wine.com, LLC	Beverages		11/14/18	337,425	2,900	8,449	(1) (3) (8)
Total Preferred Stock					10,406	10,397
Common Stock - 2.23%
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	Health Care Providers & Services		03/30/18	12,370	$1,668	$2,144	^^^ (1) (3)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	Health Care Providers & Services		03/30/18	11,675	232	532	^^^ (1) (3) (5) (8)
Country Fresh Holding Company Inc.	Food Products		04/29/19	986	1,232	6	(1) (3) (8)
Elah Holdings, Inc.	Capital Markets		05/09/18	69,386	3,354	3,353	^ (1) (3) (8)
National Spine and Pain Centers, LLC	Health Care Providers & Services		06/02/17	900	900	547	(1) (3) (8)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		05/23/19	5,371,684	—	—	(3) (8)
Wrike, Inc.	Professional Services		12/31/18	5,247,296	3,260	10,442	(1) (3) (8)
Yasso, Inc.	Food Products		03/23/17	1,360	1,360	1,025	(1) (3) (8)
Total Common Stock					12,006	18,049
Warrants - 0.00%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	31	$23	$—	(1) (3)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	1,487	1,096	—	(1) (3)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	155	114	—	(1) (3)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products		12/22/16	44	104	—	(3)
Total Warrants					1,337	—
Investments in Affiliated Money Market Fund - 17.86%
Goldman Sachs Financial Square Government Fund - Institutional Shares				144,657,568	$144,658	$144,658	(10)
Total Investments in Affiliated Money Market Fund					144,658	144,658
Total Investments - 173.02%					$1,436,167	$1,400,963

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2020, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2021. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Prepayment premiums	$624	$701	$707	$855
Accelerated amortization of upfront loan origination fees and unamortized discounts	$3,940	$240	$6,076	$815

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2021, the Company had certain investments held in one portfolio company on non-accrual status, which represented 2.7% and 0.4% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively. As of December 31, 2020, the Company had an investment held in one portfolio company on non-accrual status, which represented 1.0% and 0.0% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively.

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
(3)
The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Department within the Finance Division of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Asset Management Private Investment Valuation and Side Pocket Working Group of the Asset Management Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment decision making process;
(4)
The Asset Management Valuation Committee ratifies fair valuations and makes recommendations to the Audit Committee of the Board of Directors;
(5)
The Audit Committee of the Board of Directors reviews valuation information provided by the Asset Management Division Valuation Committee, the Investment Adviser and the Independent Valuation Advisors. The Audit Committee then assesses such valuation recommendations; and
(6)
The Board of Directors discusses the valuations and, within the meaning of the Investment Company Act, determines the fair value of the investments in good faith, based on the inputs of the Investment Adviser, the Independent Valuation Advisors and the Audit Committee.

Money Market Funds

Investments in money market funds are valued at net asset value (“NAV”) per share. See Note 3 “Significant Agreements and Related Party Transactions.”

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2021 and December 31, 2020, the Company held an aggregate cash balance of $132,966 and $25,384. Foreign currency of $2,420 and $1,168 (acquisition cost of $2,562 and $1,125) is included in cash as of September 30, 2021 and December 31, 2020.

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

For the three and nine months ended September 30, 2021, Management Fees amounted to $2,409 and $8,389. As of September 30, 2021, $2,409 remained payable. For the three and nine months ended September 30, 2020, Management Fees amounted to $3,489 and $10,186.

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

For the three and nine months ended September 30, 2021, the Company accrued unvested Incentive Fees of $1,912 and $10,491. As of September 30, 2021, $48,830 was payable in accordance with the terms of the Investment Advisory Agreement. For the three and nine months ended September 30, 2020, the Company accrued unvested Incentive Fees of $18,908 and $5,022.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and nine months ended September 30, 2021 and 2020, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and nine months ended September 30, 2021, the Company incurred expenses for services provided by the Administrator and the Custodian of $232 and $721. As of September 30, 2021, $398 remained payable. For the three and nine months ended September 30, 2020, the Company incurred expenses for services provided by the Administrator and the Custodian of $268 and $798.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three and nine months ended September 30, 2021, the Company incurred expenses for services provided by the Transfer Agent of $20 and $66. As of September 30, 2021, $45 remained payable. For the three and nine months ended September 30, 2020, the Company incurred expenses for services provided by the Transfer Agent of $16 and $62.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Nine Months Ended September 30, 2021
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$144,658	$1,072,395	$(1,217,053)	$—	$—	$—	$28
Collaborative Imaging, LLC (dba Texas Radiology Associates)	2,676	—	—	—	509	3,185	139
Elah Holdings, Inc.	3,353	—	—	—	—	3,353	—
Total Non-Controlled Affiliates	$150,687	$1,072,395	$(1,217,053)	$—	$509	$6,538	$167
For the Year Ended December 31, 2020
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$22,297	$657,192	$(534,831)	$—	$—	$144,658	$147
Accuity Delivery Systems, LLC	22,915	340	(24,950)	4,800	(3,105)	—	1,922
Collaborative Imaging, LLC (dba Texas Radiology Associates)	16,208	161	(13,400)	—	(293)	2,676	1,376
Elah Holdings, Inc.	3,354	—	—	—	(1)	3,353	—
Total Non-Controlled Affiliates	$64,774	$657,693	$(573,181)	$4,800	$(3,399)	$150,687	$3,445

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

Due To Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of September 30, 2021 and December 31, 2020, there were $6 and $95, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2021		December 31, 2020
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$516,463	$513,829	$776,749	$767,928
1st Lien/Last-Out Unitranche	134,882	130,688	137,132	131,579
2nd Lien/Senior Secured Debt	213,687	190,265	348,313	323,205
Unsecured Debt	5,576	5,245	5,566	5,147
Preferred Stock	12,339	12,033	10,406	10,397
Common Stock	8,746	8,897	12,006	18,049
Warrants	1,337	24	1,337	—
Total Investments	$893,030	$860,981	$1,291,509	$1,256,305

The industry composition of the Company’s investments at fair value and net assets was as follows:

	September 30, 2021		December 31, 2020
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Interactive Media & Services	17.4%	26.3%	14.8%	22.9%
Health Care Technology	14.9	22.5	10.2	15.8
Diversified Financial Services	9.7	14.6	8.4	13.0
Software	6.5	9.9	5.5	8.6
Health Care Equipment & Supplies	5.8	8.7	4.7	7.3
IT Services	5.7	8.6	6.0	9.4
Professional Services	5.0	7.6	7.0	10.9
Chemicals	4.1	6.1	2.8	4.3
Transportation Infrastructure	3.9	5.9	2.6	4.1
Health Care Providers & Services	3.7	5.5	8.5	13.2
Food Products	3.3	5.0	3.2	4.9
Entertainment	3.2	4.8	2.1	3.3
Road & Rail	3.1	4.7	2.8	4.3
Household Products	3.0	4.5	2.8	4.4
Beverages	2.5	3.8	1.4	2.2
Hotels, Restaurants & Leisure	2.0	3.1	1.3	2.1
Commercial Services & Supplies	1.5	2.3	0.8	1.3
Diversified Consumer Services	1.5	2.2	1.1	1.7
Auto Components	1.3	1.9	0.9	1.4
Containers & Packaging	1.1	1.6	0.7	1.1
Building Products	0.4	0.7	0.8	1.2
Capital Markets	0.4	0.6	0.3	0.4
Diversified Telecommunication Services	—	—	2.6	4.0
Air Freight & Logistics	—	—	2.5	3.9
Media	—	—	2.5	3.9
Real Estate Mgmt. & Development	—	—	2.1	3.2
Insurance	—	—	0.9	1.4
Life Sciences Tools & Services	—	—	0.7	1.0
Total	100.0%	150.9%	100.0%	155.2%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2021	December 31, 2020
United States	98.4%	96.8%
Canada	1.6	0.6
Ireland	—	2.6
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2021 and December 31, 2020. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of September 30, 2021
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$409,263	Discounted cash flows	Discount Rate	6.0% - 13.1%	9.1%
1st Lien/Last-Out Unitranche	$122,698	Discounted cash flows	Discount Rate	8.7% - 9.8%	9.2%
	$7,990	Comparable multiples	EV/EBITDA(6)	—	7.5x
2nd Lien/Senior Secured Debt	$115,723	Discounted cash flows	Discount Rate	9.7% - 12.2%	10.5%
	$3,791	Comparable multiples	EV/EBITDA(6)	—	9.8x
Unsecured Debt	$5,245	Discounted cash flows	Discount Rate	—	19.1%
Equity
Preferred Stock	$2,069	Comparable multiples	EV/EBITDA(6)	—	13.2x
	$9,964	Comparable multiples	EV/Revenue	—	1.5x
Common Stock	$6,538	Discounted cash flows	Discount Rate	17.6% - 31.2%	25.4%
	$1,817	Comparable multiples	EV/EBITDA(6)	10.5x - 12.9x	12.2x
	$542	Comparable multiples	EV/Revenue	—	2.3x
Warrants	$24	Comparable multiples	EV/EBITDA(6)	—	13.2x

As of December 31, 2020
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured	$707,805	Discounted cash flows	Discount Rate	6.0% - 13.2%	8.7%
1st Lien/Last-Out Unitranche	$77,469	Discounted cash flows	Discount Rate	7.3% - 22.1%	10.3%
2nd Lien/Senior Secured	$245,929	Discounted cash flows	Discount Rate	9.3% - 12.5%	10.4%
	$9,766	Comparable multiples	EV/EBITDA(6)	7.2x - 27.9x	10.5x
Unsecured Debt	$5,147	Discounted cash flows	Discount Rate	2.5% - 4.2%	18.1%
Equity
Preferred Stock	$1,948	Comparable multiples	EV/EBITDA(6)	10.0x - 23.5x	14.5x
	$8,449	Comparable multiples	EV/Revenue	1.8x - 4.3x	1.6x
Common Stock	$6,029	Discounted cash flows	Discount Rate	14.0% - 31.5%	24.6%
	$1,316	Comparable multiples	EV/EBITDA(6)	9.7x - 10.8x	10.4x
	$10,704	Comparable multiples	EV/Revenue	0.3x - 15.1x	14.8x

(1)

As of September 30, 2021, included within Level 3 assets of $759,990 is an amount of $74,326 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $652,929 or 88.3% of Level 3 bank loans, corporate debt, and other debt obligations.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2021 and December 31, 2020. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2021				December 31, 2020
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$30,240	$483,589	$513,829	$—	$22,053	$745,875	$767,928
1st Lien/Last-Out Unitranche	—	—	130,688	130,688	—	—	131,579	131,579
2nd Lien/Senior Secured Debt	—	70,751	119,514	190,265	—	32,881	290,324	323,205
Unsecured Debt	—	—	5,245	5,245	—	—	5,147	5,147
Preferred Stock	—	—	12,033	12,033	—	—	10,397	10,397
Common Stock	—	—	8,897	8,897	—	—	18,049	18,049
Warrants	—	—	24	24	—	—	—	—
Affiliated Money Market Fund	—	—	—	—	144,658	—	—	144,658
Total assets	$—	$100,991	$759,990	$860,981	$144,658	$54,934	$1,201,371	$1,400,963
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$19	$—	$19	$—	$(164)	$—	$(164)

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2021
1st Lien/Senior Secured Debt	$745,875	$80,097	$766	$4,919	$(334,893)	$5,751	$—	$(18,926)	$483,589	$5,093
1st Lien/Last-Out Unitranche	131,579	6,498	—	1,360	(9,157)	408	—	—	130,688	1,362
2nd Lien/Senior Secured Debt	290,324	10,577	—	(1,413)	(147,986)	2,641	—	(34,629)	119,514	(4,231)
Unsecured Debt	5,147	—	—	88	—	10	—	—	5,245	88
Preferred Stock	10,397	1,933	—	(297)	—	—	—	—	12,033	(297)
Common Stock	18,049	—	7,516	(5,892)	(10,776)	—	—	—	8,897	1,290
Warrants	—	—	—	24	—	—	—	—	24	24
Total assets	$1,201,371	$99,105	$8,282	$(1,211)	$(502,812)	$8,810	$—	$(53,555)	$759,990	$3,329
For the Nine Months Ended September 30, 2020
1st Lien/Senior Secured Debt	$807,663	$32,653	$(5)	$(11,167)	$(50,083)	$2,684	$—	$—	$781,745	$(11,229)
1st Lien/Last-Out Unitranche	127,206	1,458	—	(4,136)	(873)	477	—	—	124,132	(4,201)
2nd Lien/Senior Secured Debt	319,225	13,868	—	(21,242)	(12,535)	787	—	(17,850)	282,253	(21,242)
Unsecured Debt	4,877	—	—	(207)	—	9	—	—	4,679	(207)
Preferred Stock	15,954	—	—	2,818	—	—	—	—	18,772	2,818
Common Stock	12,699	—	—	3,056	—	—	—	—	15,755	3,056
Warrants	95	2,467	—	(1,305)	(1,234)	—	—	—	23	(1,305)
Total assets	$1,287,719	$50,446	$(5)	$(32,183)	$(64,725)	$3,957	$—	$(17,850)	$1,227,359	$(32,310)

(1)	Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)	Transfers in (out) of Level 3 are due to an increase (decrease) in the quantity and reliability of broker quotes obtained as assessed by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2021 and December 31, 2020, approximates its carrying value because the JPM Revolving Credit Facility has variable interest based on selected short term rates.

6. DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of September 30, 2021 and December 31, 2020, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities (which includes the JPM Revolving Credit Facility) was 250% and 271%.

The Company’s outstanding debt was as follows:

	September 30, 2021			December 31, 2020
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Revolving Credit Facility(1)	$377,930	$—	$377,820	$468,250	$—	$471,075

(1)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2021, the Company had outstanding borrowings denominated in USD of $348,893 and in Euros (EUR) of 24,900. As of December 31, 2020, the Company had outstanding borrowings denominated in USD of $408,893 and in EUR of 50,900.

The combined weighted average interest rates of the aggregate borrowings outstanding for the nine months ended September 30, 2021 and for the year ended December 31, 2020 were 3.47% and 4.37%. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2021 and for the year ended December 31, 2020 were $454,072 and $489,244.

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

The JPM Revolving Credit Facility is a multicurrency facility. As of September 30, 2021, the total commitments under the JPM Revolving Credit Facility were $377,930. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the sixth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $8,177 were incurred in connection with obtaining and amending the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of September 30, 2021 and December 31, 2020, outstanding deferred financing costs were $2,840 and $3,788.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Borrowing interest expense	$3,648	$4,484	$11,782	$17,340
Facility fees	47	168	146	1,346
Amortization of financing costs	334	344	992	1,107
Total	$4,029	$4,996	$12,920	$19,793
Weighted average interest rate	3.43%	3.81%	3.47%	4.67%
Average outstanding balance	$422,270	$468,387	$454,072	$495,840

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

For the three and nine months ended September 30, 2021, the Company’s average USD notional exposure to foreign currency forward contracts was $1,368 and $1,362. For the three and nine months ended September 30, 2020, the Company’s average USD notional exposure to foreign currency forward contracts was $2,798 and $3,494.

The Company’s net exposure to foreign currency forward contracts by counterparty that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Financial Condition was as follows:

	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
September 30, 2021
Bank of America, N.A.	$25	$(6)	$19	$—	$19
December 31, 2020
Bank of America, N.A.	$—	$(164)	$(164)	$—	$(164)

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net realized gain (loss) on foreign currency forward contracts	$(22)	$35	$(101)	$131
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	57	(148)	183	(153)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$35	$(113)	$82	$(22)

8. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2021			December 31, 2020
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,097,430	$60,359	95%	$1,097,430	$60,359	95%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of September 30, 2021, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

		Unfunded Commitment Balances(2)		Fair Value(3)
	Commitment Expiration Date(1)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
1st Lien/Senior Secured Debt
FWR Holding Corporation (dba First Watch Restaurants)	12/20/21	$67	$67	$—	$(2)
Xactly Corporation	07/29/22	2,554	2,554	—	(19)
Lithium Technologies, Inc.	10/03/22	3,371	2,023	(67)	(86)
VRC Companies, LLC (dba Vital Records Control)	12/29/22	2,052	—	(31)	—
Businessolver.com, Inc.	05/15/23	3,984	3,984	—	(50)
FWR Holding Corporation (dba First Watch Restaurants)	08/21/23	1,764	1,764	(9)	(53)
Mailgun Technologies, Inc.	03/26/25	2,370	2,370	—	—
Internet Truckstop Group, LLC (dba Truckstop)	04/02/25	2,800	2,800	(21)	(56)
CorePower Yoga LLC	05/14/25	1,070	—	(179)	—
Diligent Corporation	08/04/25	1,900	1,900	14	(43)
VRC Companies, LLC (dba Vital Records Control)	06/29/27	443	—	(7)	—
Experity, Inc.	07/22/27	2,972	—	(15)	—
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	09/15/27	2,518	—	(50)	—
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	09/15/27	2,886	—	—	—
Brillio, LLC	02/06/21	—	1,165	—	(9)
Associations, Inc.	07/30/21	—	66	—	(2)
Netvoyage Corporation (dba NetDocuments)	03/24/22	—	1,044	—	(21)
VRC Companies, LLC (dba Vital Records Control)	03/31/22	—	264	—	(2)
DDS USA Holding, Inc.	06/30/22	—	1,625	—	(12)
Hygiena Borrower LLC	08/26/22	—	580	—	(3)
Integral Ad Science, Inc.	07/19/23	—	2,741	—	(55)
Gastro Health Holdco, LLC	09/04/23	—	1,938	—	(44)
Empirix, Inc.	09/25/23	—	1,900	—	(52)
Fenergo Finance 3 Limited	09/05/24	—	1,785	—	(22)
Fenergo Finance 3 Limited	09/05/24	—	2,810	—	(35)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	11/15/24	—	1,915	—	(29)
Wrike, Inc.	12/31/24	—	2,400	—	—
Total 1st Lien/Senior Secured Debt		$30,751	$37,695	$(365)	$(595)
Total		$30,751	$37,695	$(365)	$(595)

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

9. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the nine months ended September 30, 2021.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2020
March 27, 2020	502,481	$43,897
Total capital drawdowns	502,481	$43,897

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Nine Months Ended September 30, 2021
April 5, 2021	April 6, 2021	April 30, 2021	$6.23
May 17, 2021	May 18, 2021	May 28, 2021	$6.08
August 20, 2021	August 20, 2021	August 31, 2021	$15.63

For the Nine Months Ended September 30, 2020
August 5, 2020	August 6, 2020	August 28, 2020	$2.34

10. EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net increase in Members’ Capital from operations	$10,835	$22,970	$59,448	$28,459
Weighted average Units outstanding	10,687,877	10,687,877	10,687,877	10,530,164
Basic and diluted earnings per unit	$1.01	$2.15	$5.56	$2.70

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

11. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Per Unit Data:(1)
NAV, beginning of period	$75.76	$86.21
Net investment income	4.30	5.54
Net realized and unrealized gains (losses)(2)	1.28	(2.81)
Income tax provision, realized and unrealized gains	(0.02)	(0.01)
Net increase in net assets from operations(2)	5.56	2.72
Distributions declared from return of capital	(27.94)	(2.34)
Total increase (decrease) in net assets	(22.38)	0.38
NAV, end of period	$53.38	$86.59
Units outstanding, end of period	10,687,877	10,687,877
Weighted average units outstanding	10,687,877	10,530,164
Total return based on NAV(3)	7.35%	3.16%
Supplemental Data/Ratio(4):
Members' Capital, end of period	$570,544	$925,489
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	1.85%	1.89%
Ratio of interest and other debt expenses to average Members’ Capital	2.30%	2.93%
Ratio of incentive fees to average Members’ Capital	1.40%	0.56%
Ratio of total expenses to average Members’ Capital	5.55%	5.38%
Ratio of net investment income (loss) to average Members’ Capital	8.66%	8.84%
Portfolio turnover	9%	4%

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

12. SUBSEQUENT EVENTS

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through September 30, 2021, we have originated $2.29 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Impact of COVID-19 Pandemic

During the third quarter of 2021, the spike in infections from the spread of the Delta variant put heightened focus on efforts to increase vaccination rates in order to make further progress against the virus. Although the global recovery continued to progress, the rising number of infections had the effect of tempering the pace of growth. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results are highly uncertain and cannot be predicted. Economies around the world continue to be susceptible to potential adverse developments related to the pandemic, such as additional waves of infection, a worsening of supply chain constraints and an intensification of inflationary pressures.

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

Goldman Sachs has continued to successfully execute on its Business Continuity Planning (the “BCP”) strategy since initially activating it in the first quarter of 2020 in response to the emergence of the COVID-19 pandemic. Goldman Sachs’ priority has been to safeguard its employees and to ensure continuity of business operations. Goldman Sachs has a central team that continues to manage its COVID-19 response, which is led by its chief administrative officer and chief medical officer. Goldman Sachs remains focused on facilitating the safe return of its employees to their offices, as circumstances permit, and employees in a number of their locations around the world have returned to the office in some capacity, including a majority of employees in the U.S. Given that the situation regarding COVID-19 varies geographically, Goldman Sachs’s approach to transitioning back to the office is tailored to each location, and it evolves as the specific conditions and requirements of each location change. Our systems and infrastructure have continued to support our business operations. We have maintained regular and active communication across senior management, the rest of our private credit group and our Board of Directors. Furthermore, we have ongoing dialogues with our vendors to ensure they continue to meet our criteria for business continuity.

For further information about the risks associated with COVID-19, see “—Item 1A. Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2020.

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

Leverage

The JPM Revolving Credit Facility allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of September 30, 2021 and December 31, 2020, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility) was 250% and 271%. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as the Company, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$516.46	$513.83	$776.74	$767.93
First Lien/Last-Out Unitranche	134.88	130.69	137.13	131.58
Second Lien/Senior Secured Debt	213.69	190.27	348.31	323.21
Unsecured Debt	5.58	5.24	5.57	5.15
Preferred Stock	12.34	12.03	10.41	10.40
Common Stock	8.75	8.90	12.01	18.05
Warrants	1.33	0.02	1.34	—
Total Investments	$893.03	$860.98	$1,291.51	$1,256.32

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.2%	8.5%	8.1%	8.7%
First Lien/Last-Out Unitranche(2)(3)	9.3%	10.7%	9.0	10.2
Second Lien/Senior Secured Debt(2)	8.5%	10.0%	9.4	10.8
Unsecured Debt(2)	13.4%	19.2%	13.6	18.4
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	8.3%	9.0%	8.4%	9.2%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	September 30, 2021	December 31, 2020
Number of portfolio companies	35	52
Percentage of performing debt bearing a floating rate(1)	99.4%	98.8%
Percentage of performing debt bearing a fixed rate(1)(2)	0.6%	1.2%
Weighted average leverage (net debt/EBITDA)(3)	6.3x	6.5x
Weighted average interest coverage(3)	2.4x	2.5x
Median EBITDA(3)	$51.6 million	$45.3 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of September 30, 2021 and December 31, 2020, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 27.9% and 30.3%, of total debt investments at fair value.

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

	As of
	September 30, 2021		December 31, 2020
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$37.50	4.4%	$—	—%
Grade 2	771.32	89.6	1,117.82	89.0
Grade 3	48.37	5.6	138.48	11.0
Grade 4	3.79	0.4	—	—
Total Investments	$860.98	100.0%	$1,256.30	100.0%

The increase in investments with a grade 1 investment performance rating as of September 30, 2021 compared to December 31, 2020 was primarily driven by investments with an aggregate fair value of $37.50 million being upgraded from a grade 2 investment performance rating due to potential exit. The decrease in investments with a grade 3 investment performance rating was primarily driven by investments with an aggregate fair value of $54.13 million being upgraded to a grade 2 investment performance rating due to financial improvement.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2021		December 31, 2020
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$868.97	97.3%	$1,278.98	99.0%
Non-accrual	24.06	2.7	12.53	1.0
Total Investments	$893.03	100.0%	$1,291.51	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	September 30, 2021	September 30, 2020
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$85.30	$1.58
Second Lien/Senior Secured Debt	7.62	—
Total	$92.92	$1.58
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$236.77	$34.56
First Lien/Last-Out Unitranche	0.04	0.37
Second Lien/Senior Secured Debt	78.15	—
Total	$314.96	$34.93
Net (decrease) in portfolio	$(222.04)	$(33.35)
Number of new portfolio companies with new investment commitments	—	—
Total new investment commitment amount in new portfolio companies	$—	$—
Average new investment commitment amount in new portfolio companies	$—	$—
Number of existing portfolio companies with new investment commitments	4	1
Total new investment commitment amount in existing portfolio companies	$92.92	$1.58
Weighted average remaining term for new investment commitments (in years)(2)	5.6	1.9
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	0.0%
Percentage of new debt investment commitments at cost for fixed interest rates	0.0%	100.0%
Weighted average yield on new debt and income producing investment commitments(3)	7.1%	10.7%
Weighted average yield on new investment commitments(4)	7.1%	10.7%
Weighted average yield on debt and income producing investments sold or repaid(5)	7.8%	7.0%
Weighted average yield on investments sold or repaid(6)	7.8%	7.0%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	($ in millions)
Total investment income	$24.86	$31.48	$79.69	$95.96
Net expenses	8.94	28.28	33.76	37.64
Net investment income	15.92	3.20	45.93	58.32
Net realized gain (loss) on investments	0.01	—	7.52	—
Net realized gain (loss) on foreign currency transactions	0.17	0.07	0.12	0.14
Net unrealized appreciation (depreciation) on investments	(6.22)	22.41	3.16	(27.21)
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	1.03	(2.62)	2.95	(2.70)
Income tax (provision) benefit, realized and unrealized gain/loss	(0.07)	(0.09)	(0.23)	(0.09)
Net increase in Members’ Capital from operations	$10.84	$22.97	$59.45	$28.46

Net increase in Members’ Capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	($ in millions)
Interest	$23.21	$29.15	$74.59	$91.01
Payment-in-kind income	1.26	1.41	4.08	3.35
Dividend income	0.07	0.04	0.17	0.16
Other income	0.32	0.88	0.85	1.44
Total investment income	$24.86	$31.48	$79.69	$95.96

In the table above:

•
Interest from investments decreased from $29.15 million and $91.01 million for the three and nine months ended September 30, 2020 to $23.21 million and $74.59 million for the three and nine months ended September 30, 2021, primarily due to a decrease in the size of our portfolio. The amortized cost of the portfolio decreased from $1,361.73 million as of September 30, 2020 to $893.03 million as of September 30, 2021.

Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	($ in millions)
Interest and other debt expenses	$4.03	$4.99	$12.92	$19.79
Management fees	2.41	3.49	8.39	10.18
Incentive fees	1.91	18.91	10.49	5.02
Professional fees	0.15	0.34	0.63	1.00
Directors’ fees	0.06	0.06	0.18	0.19
Other general and administrative expenses	0.38	0.49	1.15	1.46
Total expenses	$8.94	$28.28	$33.76	$37.64

In the table above:

•
Interest and other debt expenses decreased from $4.99 million for the three months ended September 30, 2020 to $4.03 million for the three months ended September 30, 2021. This was primarily due to a decrease in the average aggregate daily borrowings from $468.39 million to $422.27 million, which was driven by a decrease in the size of our portfolio.
•
Interest and other debt expenses decreased from $19.79 million for the nine months ended September 30, 2020 to $12.92 million for the nine months ended September 30, 2021. This was primarily due to a decrease in the average aggregate daily borrowings from $495.84 million to $454.07 million, which was driven by a decrease in the size of our portfolio.
•
Management fees decreased from $3.49 million and $10.18 million for the three and nine months ended September 30, 2020 to $2.41 million and $8.39 million for the three and nine months ended September 30, 2021, which was driven by a decrease in the size of our portfolio.
•
The accrual for Incentive Fees decreased from $18.91 million for the three months ended September 30, 2020 to $1.91 million for the three months ended September 30, 2021. This was primarily due to the reversal of change in unrealized depreciation from COVID-19 impacts during the three months ended March 31, 2020.
•
The accrual for Incentive Fees increased from $5.02 million for the nine months ended September 30, 2020 to $10.49 million for the nine months ended September 30, 2021 primarily due to the net increase in Members' Capital from operations.

Net Realized Gains (Losses) and Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in millions)
Wrike, Inc.	$—	$—	$7.52	$—
Other, net	0.01	—	—	—
Net realized gain (loss)	$0.01	$—	$7.52	$—
For the nine months ended September 30, 2021, net realized gains were primarily driven by the sale of our investment in Wrike, Inc. In February 2021, we sold our common stock, which resulted in a realized gain of $7.52 million.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	($ in millions)
Unrealized appreciation	$4.83	$23.85	$20.09	$26.69
Unrealized depreciation	(11.05)	(1.44)	(16.93)	(53.90)
Net change in unrealized appreciation (depreciation) on investments	$(6.22)	$22.41	$3.16	$(27.21)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
	($ in millions)
Portfolio Company:
Picture Head Midco LLC	$0.76	$1.11
iCIMS, Inc.	0.66	0.71
Odyssey Logistics & Technology Corporation	0.49	2.55
Doxim, Inc.	0.41	0.85
Recipe Acquisition Corp. (dba Roland Foods)	0.32	0.55
SPay, Inc. (dba Stack Sports)	0.29	0.89
Lithium Technologies, Inc.	0.19	1.05
Other, net(1)	0.16	9.47
Hollander Sleep & Décor (dba SureFit)	(0.05)	(0.39)
SMB Shipping Logistics, LLC (dba Worldwide Express)	(0.34)	1.29
Wine.com, LLC	(0.38)	(0.40)
Gastro Health Holdco, LLC	(0.55)	0.38
Market Track, LLC	(0.58)	0.68
Diligent Corporation	(0.81)	(0.23)
Fenergo Finance 3 Limited	(0.81)	(1.54)
Chase Industries, Inc. (dba Senneca Holdings)	(5.98)	(6.08)
Wrike, Inc.	—	(7.73)
Total	$(6.22)	$3.16

(1)

For the three and nine months ended September 30, 2021, other, net includes gross unrealized appreciation of $1.72 million and $10.04 million, respectively, and gross unrealized depreciation of $(1.56) million and $(0.57) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended September 30, 2021 was primarily impacted by the financial underperformance of Chase Industries, Inc. (dba Senneca Holdings). Net change in unrealized appreciation (depreciation) in our investments for the nine months ended September 30, 2021 continued to be impacted by improved economic indicators as a result of the rebound experienced from the COVID-19 pandemic, which was partially offset by the reversal of unrealized appreciation in connection with the aforementioned sale of Wrike, Inc. and the financial underperformance of Chase Industries, Inc. (dba Senneca Holdings).

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

Net change in unrealized appreciation (depreciation) in our investments for the three and nine months ended September 30, 2020 was impacted by the COVID-19 pandemic. In addition, the net change in unrealized appreciation (depreciation) was primarily driven by the unrealized depreciation in Chase Industries, Inc. (dba Senneca Holdings), which was placed on non-accrual status due to financial underperformance, though this was partially offset by the unrealized appreciation in Zep Inc. due to financial improvement.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our Unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to the JPM Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2021 and December 31, 2020, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility) was 250% and 271%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

We had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2021			December 31, 2020
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$60.36	95%	$1,097.43	$60.36	95%

We did not issue a capital drawdown for the three and nine months ended September 30, 2021.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2020
March 27, 2020	502,481	$43.90
Total capital drawdowns	502,481	$43.90

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of September 30, 2021:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Revolving Credit Facility	$377.82	$—	$377.82	$—	$—

(1)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2021, the Company had outstanding borrowings denominated in USD of $348.89 million and in Euros (EUR) of 24.90 million. As of December 31, 2020, the Company had outstanding borrowings denominated in USD of $408.89 million and in EUR of 50.90 million.

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

The JPM Revolving Credit Facility is a multicurrency facility. As of September 30, 2021, the total commitments under the JPM Revolving Credit Facility were $377.93 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the sixth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2021, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2021	December 31, 2020
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$30.75	$37.69
Total	$30.75	$37.69

As of September 30, 2021, we had aggregate Commitments and undrawn Commitments from investors as follows:

	September 30, 2021
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$60.36	95%

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

RECENT DEVELOPMENTS

On October 22, 2021, our Board of Directors approved Carmine Rossetti as our Chief Financial Officer, Treasurer and principal financial officer effective November 8, 2021. Joseph DiMaria has served as our Interim Chief Financial Officer and Interim Treasurer while we were seeking a permanent replacement, and Mr. DiMaria will resign from those roles on the effective date of Mr. Rossetti’s appointment. Mr. DiMaria’s expected resignation is not the result of any disagreement with us.

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

As of September 30, 2021 and December 31, 2020, on a fair value basis, approximately 0.6% and 1.2%, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.4% and 98.8%, of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2021 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2021 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$14.89	$(8.59)	$6.30
Up 200 basis points	8.00	(5.73)	2.27
Up 100 basis points	1.10	(2.86)	(1.76)
Up 75 basis points	0.24	(2.15)	(1.91)
Up 50 basis points	0.13	(1.43)	(1.30)
Up 25 basis points	0.07	(0.72)	(0.65)
Down 25 basis points	(0.03)	0.37	0.34
Down 50 basis points	(0.03)	0.37	0.34
Down 75 basis points	(0.03)	0.37	0.34
Down 100 basis points	(0.03)	0.37	0.34
Down 200 basis points	(0.03)	0.37	0.34
Down 300 basis points	(0.03)	0.37	0.34

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Date: November 4, 2021	/s/ Brendan McGovern
Brendan McGovern
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 4, 2021	/s/ Joseph DiMaria
Joseph DiMaria Interim Chief Financial Officer and Interim Treasurer (Principal Financial Officer)