Form 10-Q
period 2022-03-31
Goldman Sachs Private Middle Market Credit LLC
filed 2022-05-10
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 10, 2022, there were 10,687,877 units of the limited liability company’s common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

INDEX PAGE

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2021, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
the impact of the novel coronavirus (“COVID-19”) pandemic or any future pandemic or epidemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the COVID-19 pandemic or any future pandemic;
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, and the war between Russia and Ukraine;
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
•
the impact of interruptions in the supply chain on our portfolio companies; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $711,943 and $822,888)	$689,985	$793,150
Non-controlled affiliated investments (cost of $5,254 and $5,254)	6,755	6,720
Total investments, at fair value (amortized cost of $717,197 and $828,142)	$696,740	$799,870
Investments in affiliated money market fund (cost of $79,559 and $125,127)	79,559	125,127
Cash	17,498	15,130
Receivable for investments sold	67	68
Interest and dividends receivable	6,599	7,562
Deferred financing costs	2,210	2,506
Unrealized appreciation on foreign currency forward contracts	58	46
Other assets	120	—
Total assets	$802,851	$950,309
Liabilities
Debt	$247,439	$307,242
Interest and other debt expenses payable	2,094	2,682
Management fees payable	2,015	2,160
Incentive fees payable	52,693	51,487
Directors’ fees payable	49	5
Accrued expenses and other liabilities	1,126	1,129
Total liabilities	$305,416	$364,705
Commitments and contingencies (Note 8)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (10,687,877 and 10,687,877 units issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	573,309	663,936
Distributable earnings	(75,874)	(78,332)
Total members’ capital	$497,435	$585,604
Total liabilities and members’ capital	$802,851	$950,309
Net asset value per unit	$46.54	$54.79

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$16,756	$25,756
Payment-in-kind income	970	1,334
Other income	200	433
From non-controlled affiliated investments:
Interest income	—	—
Dividend income	57	54
Other income	—	—
Total investment income	$17,983	$27,577
Expenses:
Interest and other debt expenses	$2,842	$4,444
Management fees	2,015	3,068
Incentive fees	1,206	4,398
Professional fees	169	240
Directors’ fees	49	61
Other general and administrative expenses	296	424
Total expenses	$6,577	$12,635
Net investment income	$11,406	$14,942
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(13,098)	$7,490
Foreign currency forward contracts	14	(53)
Foreign currency transactions	(112)	18
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	7,780	(232)
Non-controlled affiliated investments	35	245
Foreign currency forward contracts	12	114
Foreign currency translations	843	2,465
Net realized and unrealized gains (losses)	$(4,526)	$10,047
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	$(49)	$(67)
Net increase in members’ capital from operations	$6,831	$24,922
Weighted average units outstanding	10,687,877	10,687,877
Net investment income per unit (basic and diluted)	$1.07	$1.40
Earnings per unit (basic and diluted)	$0.64	$2.33

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Members’ capital at beginning of period	$585,604	$809,718
Increase in members’ capital from operations:
Net investment income	$11,406	$14,942
Net realized gain (loss)	(13,196)	7,455
Net change in unrealized appreciation (depreciation)	8,670	2,592
(Provision) benefit for unrealized appreciation/depreciation on investments	(49)	(67)
Net increase in members’ capital from operations	$6,831	$24,922
Distributions to unitholders from:
Return of capital	$(90,627)	$—
Distributable earnings	$(4,373)	$—
Total distributions to unitholders	$(95,000)	$—
Total increase (decrease) in members’ capital	$(88,169)	$24,922
Members’ capital at end of period	$497,435	$834,640
Distributions per unit	$8.89	$—

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Cash flows from operating activities:
Net increase in Members’ Capital from operations:	$6,831	$24,922
Adjustments to reconcile net increase (decrease) in Members’ Capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(164)	(14,525)
Payment-in-kind interest capitalized	(908)	(1,022)
Investments in affiliated money market fund, net	45,568	33,160
Proceeds from sales of investments and principal repayments	100,371	78,048
Net realized (gain) loss	13,101	(7,491)
Net change in unrealized (appreciation) depreciation on investments	(7,815)	(13)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(50)	(63)
Amortization of premium and accretion of discount, net	(1,455)	(1,915)
Amortization of deferred financing costs	330	327
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	1	(90)
(Increase) decrease in interest and dividends receivable	963	(840)
(Increase) decrease in other assets	(120)	(121)
Increase (decrease) in interest and other debt expenses payable	(588)	(296)
Increase (decrease) in management fees payable	(145)	(176)
Increase (decrease) in incentive fees payable	1,206	4,398
Increase (decrease) in directors’ fees payable	44	54
Increase (decrease) in accrued expenses and other liabilities	(3)	152
Net cash provided by (used for) operating activities	$157,167	$114,509
Cash flows from financing activities:
Distributions paid	$(95,000)	$(113,000)
Financing costs paid	(34)	—
Repayments of debt	(59,803)	(2,491)
Net cash provided by (used for) financing activities	$(154,837)	$(115,491)
Net increase (decrease) in cash	2,330	(982)
Effect of foreign exchange rate changes on cash and cash equivalents	38	(51)
Cash, beginning of period	15,130	25,384
Cash, end of period	$17,498	$24,351
Supplemental and non-cash activities
Interest expense paid	$3,063	$4,271

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 80.27%
CorePower Yoga LLC	Diversified Consumer Services	8.01%	L + 7.00% (incl. 5.00% PIK)	1.01%	05/14/25	$16,047	$15,894	$13,118	(1) (2) (3)
CorePower Yoga LLC	Diversified Consumer Services		L + 7.00% (incl. 5.00% PIK)	1.00%	05/14/25	1,070	(10)	(195)	(1) (2) (3) (4)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	€23,657	27,122	26,302	(1) (2) (3)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	15,284	15,132	15,361	(1) (2) (3)
Diligent Corporation	Professional Services		L + 6.25%	1.00%	08/04/25	1,900	(25)	9	(1) (2) (3) (4)
Hollander Sleep & Décor (dba SureFit)	Household Products	10.75%	L + 9.75%	1.00%	07/13/23	25,948	25,654	25,040	(1) (2) (3)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	45,158	44,737	45,158	(1) (2) (3)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	8,317	8,230	8,317	(1) (3)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	2,822	2,798	2,822	(1) (3)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	6.51%	L + 5.50%	1.01%	04/02/25	33,551	33,022	33,467	(1) (2) (3)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		L + 5.50%	1.00%	04/02/25	2,800	(41)	(7)	(1) (2) (3) (4)
Lithium Technologies, Inc.	Interactive Media & Services	9.03%	L + 8.00%	1.03%	10/03/22	58,727	58,479	58,140	(1) (2) (3)
Lithium Technologies, Inc.	Interactive Media & Services	9.00%	L + 8.00%	1.00%	10/03/22	3,371	1,336	1,315	(1) (2) (3) (4)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	7.25%	L + 6.25%	1.00%	09/15/27	28,114	27,594	27,692	(1) (2) (3)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	7.25%	L + 6.25%	1.00%	09/15/27	2,930	2,875	2,886	(1) (2) (3)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology		L + 6.25%	1.00%	09/15/27	2,518	(46)	(38)	(1) (2) (3) (4)
Picture Head Midco LLC	Entertainment	7.75%	S + 6.75%	1.00%	08/31/23	28,958	28,709	28,741	(1) (2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	10.25%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	17,817	17,687	16,837	(1) (2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	10.25%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	1,286	1,276	1,215	(1) (2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	10.25%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	641	638	606	(1) (2) (3)
Vantage Mobility International, LLC	Health Care Equipment & Supplies	4.50%	L + 3.50%	1.00%	03/21/24	6,640	1,260	6,208	(3)
Vantage Mobility International, LLC	Health Care Equipment & Supplies	4.50%	L + 3.50%	1.00%	03/21/24	853	853	853	(3)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	7.25%	L + 6.25%	1.00%	07/02/25	19,166	18,961	18,782	(1) (2)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	6.25%	L + 5.50%	0.75%	06/29/27	13,194	13,017	12,996	(1) (2) (3)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	6.51%	L + 5.50%	1.01%	06/29/27	2,213	881	877	(1) (2) (3) (4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	8.00%	P + 4.50%	3.50%	06/29/27	443	38	38	(1) (2) (3) (4)
Wine.com, LLC	Beverages	8.00%	L + 7.00%	1.00%	11/14/24	9,600	9,504	9,600	(1) (2) (3)
Wine.com, LLC	Beverages	8.00%	L + 7.00%	1.00%	11/14/24	2,300	2,266	2,300	(1) (3)
Xactly Corporation	IT Services	8.25%	L + 7.25%	1.00%	07/31/23	40,879	40,594	40,879	(1) (2) (3)
Xactly Corporation	IT Services		L + 7.25%	1.00%	07/31/23	2,554	(15)	—	(1) (2) (3) (4)
Total 1st Lien/Senior Secured Debt							398,420	399,319

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2022 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (5) - 15.51%
Doxim, Inc.	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	$30,617	$30,246	$30,158	(1) (2) (3)
Doxim, Inc.	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	23,681	23,401	23,325	(1) (2) (3)
Doxim, Inc.	Diversified Financial Services	8.00%	L + 7.00%	1.00%	02/28/24	5,903	5,804	5,785	(1) (3)
Doxim, Inc.	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	4,625	4,541	4,613	(1) (2) (3)
Doxim, Inc.	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	3,435	3,380	3,426	(1) (3)
Vantage Mobility International, LLC	Health Care Equipment & Supplies	7.00%	L + 6.00% PIK	1.00%	03/21/24	17,393	13,503	9,827	(2) (3)
Total 1st Lien/Last-Out Unitranche							80,875	77,134
2nd Lien/Senior Secured Debt - 38.88%
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK		11/11/25	$12,850	$11,531	$1,799	(1) (2) (3) (6)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products				05/11/26	16,405	—	—	(1) (2) (3) (7)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	7.71%	L + 7.50%		07/31/25	10,500	10,356	10,211	(1) (2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	8.25%	L + 7.50%	0.75%	07/31/25	8,610	8,453	8,373	(1) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	7.81%	L + 7.50%		07/31/25	3,061	2,972	2,977	(1) (2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	7.71%	L + 7.50%		07/31/25	2,700	2,659	2,626	(1) (2) (3)
Intelligent Medical Objects, Inc.	Health Care Technology	9.50%	L + 8.50%	1.00%	12/22/24	30,800	30,455	30,415	(1) (2) (3)
National Spine and Pain Centers, LLC	Health Care Providers & Services	9.25%	L + 8.25%	1.00%	12/02/24	28,500	28,122	27,788	(1) (2) (3)
Odyssey Logistics & Technology Corporation	Road & Rail	9.00%	L + 8.00%	1.00%	10/12/25	28,152	27,808	26,744	(1) (2)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	10.01%	L + 9.00%	1.00%	12/22/22	20,000	19,898	19,700	(2) (3)
Spectrum Plastics Group, Inc.	Containers & Packaging	8.01%	L + 7.00%	1.00%	01/31/26	9,975	9,947	9,097	(1) (2)
YI, LLC (dba Young Innovations)	Health Care Equipment & Supplies	8.75%	L + 7.75%	1.00%	11/07/25	22,903	22,530	22,273	(1) (2) (3)
Zep Inc.	Chemicals	9.26%	L + 8.25%	1.00%	08/11/25	34,878	34,424	31,390	(1) (2)
Total 2nd Lien/Senior Secured Debt							209,155	193,393
Unsecured Debt - 1.23%
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	13.25%	13.25% PIK		12/21/22	$6,336	$6,324	$6,098	(3)
Total Unsecured Debt							6,324	6,098

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2022 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate	Initial Acquisition Date(8)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 2.30%
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	11.00% PIK	12/22/16	1,600	$1,496	$2,196	(3) (7)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		05/23/19	15,025,203	6,010	—	(2) (3) (7)
Wine.com, LLC	Beverages		11/14/18	337,425	2,900	7,099	(1) (3) (7)
Wine.com, LLC	Beverages		03/03/21	78,199	1,933	2,154	(1) (3) (7)
Total Preferred Stock					12,339	11,449
Common Stock - 1.87%
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	Health Care Providers & Services		03/30/18	12,370	$1,668	$2,486	^^^ (1) (3)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	Health Care Providers & Services		03/30/18	11,675	232	916	^^^ (1) (3) (7) (9)
Country Fresh Holding Company Inc.	Food Products		04/29/19	986	1,232	—	(1) (2) (3) (7)
Elah Holdings, Inc.	Capital Markets		05/09/18	69,386	3,354	3,353	^ (1) (3) (7)
National Spine and Pain Centers, LLC	Health Care Providers & Services		06/02/17	900	900	354	(1) (3) (7)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		10/15/21	426,294	—	—	(3) (7)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		05/23/19	7,026,420	—	—	(2) (3) (7)
Yasso, Inc.	Food Products		03/23/17	1,360	1,360	2,207	(1) (3) (7)
Total Common Stock					8,746	9,316
Warrants - 0.01%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	311	$115	$—	(1) (3) (7)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	2,974	1,096	—	(1) (3) (7)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	62	23	—	(1) (3) (7)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products		12/22/16	44	104	31	(3) (7)
Total Warrants					1,338	31
Investments in Affiliated Money Market Fund - 15.99%
Goldman Sachs Financial Square Government Fund - Institutional Shares				79,558,940	$79,559	$79,559	^^^ (10)
Total Investments in Affiliated Money Market Fund					79,559	79,559
Total Investments - 156.06%					$796,756	$776,299

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2022 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR including SOFR adjustment, if any, ("S") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of March 31, 2022, rates for the 12 month, 6 month, 3 month and 1 month L are 2.10%, 1.47%, 0.96% and 0.45%, respectively. As of March 31, 2022, 1 month SOFR was 0.16%, 3 month SOFR was 0.09%, and P was 3.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2022.

(++)

Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$"), unless otherwise noted, or Euro ("€").

#	Percentages are based on net assets.
^

As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions.”

^^^	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions.”
(1)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions.”

(2)	All, or a portion of, the assets are pledged as collateral for the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”). See Note 6 “Debt.”
(3)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement.”
(4)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 8 “Commitments and Contingencies.”

(5)

In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

(6)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(7)	Non-income producing security.
(8)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities.” As of March 31, 2022, the aggregate fair value of these securities is $20,796 or 4.18% of the Company's net assets. The initial acquisition dates have been included for such securities.

(9)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2022, the aggregate fair value of these securities is $916 or 0.11% of the Company’s total assets.

(10)	The annualized seven-day yield as of March 31, 2022 is 0.24%.
PIK	Payment-In-Kind

0

ADDITIONAL INFORMATION
Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)

Bank of America, N.A.	U.S. Dollar 284	Euro 238	04/06/22	$20
Bank of America, N.A.	U.S. Dollar 287	Euro 241	07/06/22	20
Bank of America, N.A.	U.S. Dollar 291	Euro 244	10/06/22	18
				$58

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
^

As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions.”

^^^	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions.”
(1)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions.”

(2)	All, or a portion of, the assets are pledged as collateral for the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”). See Note 6 “Debt.”
(3)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement.”
(4)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 8 “Commitments and Contingencies.”

(5)

In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

(6)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”
(7)	Non-income producing security.
(8)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities.” As of December 31, 2021, the aggregate fair value of these securities is $21,162 or 3.61% of the Company's net assets. The initial acquisition dates have been included for such securities.

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

Goldman Sachs Asset Management, L.P. (“GSAM”), a Delaware limited partnership and an affiliate of Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), is the investment adviser (the “Investment Adviser”) of the Company. The term “Goldman Sachs” refers to The Goldman Sachs Group, Inc. (“GS Group Inc.”), together with GS & Co., GSAM and its other subsidiaries.

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

The investment period commenced on the Initial Closing Date and continued through May 5, 2019. Following the end of the investment period, the Company has the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or anticipated Company expenses, liabilities, including the payment or repayment of indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, or other obligations, contingent or otherwise, including the Management Fee (as defined below), whether incurred before or after the end of the investment period, (ii) to fulfill investment commitments made or approved by the BDC investment committee of GSAM’s Private Credit Group (the “BDC Investment Committee”) prior to the expiration of the investment period, (iii) to engage in hedging transactions or (iv) to make additional investments in existing portfolio companies (including transactions to hedge interest rate or currency risks related to such additional investment).

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the year ended December 31, 2021, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 4, 2022. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

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

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Prepayment premiums	$552	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$441	$670

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2022, the Company had certain investments held in one portfolio company on non-accrual status, which represented 1.6% and 0.3% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively. As of December 31, 2021, the Company had certain investments held in one portfolio company on non-accrual status, which represented 2.9% and 0.2% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively.

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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2022 and December 31, 2021, the Company held an aggregate cash balance of $17,498 and $15,130. Foreign currency of $2,405 and $2,430 (acquisition cost of $2,504 and $2,568) is included in cash as of March 31, 2022 and December 31, 2021.

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

For the three months ended March 31, 2022 and 2021, Management Fees amounted to $2,015 and $3,068. As of March 31, 2022, $2,015 remained payable.

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

For the three months ended March 31, 2022 and 2021, the Company accrued unvested Incentive Fees of $1,206 and $4,398. As of March 31, 2022, $52,693 was payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three months ended March 31, 2022 and 2021, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three months ended March 31, 2022 and 2021, the Company incurred expenses for services provided by the Administrator and the Custodian of $174 and $269. As of March 31, 2022, $174 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three months ended March 31, 2022 and 2021, the Company incurred expenses for services provided by the Transfer Agent of $19 and $28. As of March 31, 2022, $24 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31, 2022
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$125,127	$184,402	$(229,970)	$—	$—	$79,559	$15
Collaborative Imaging, LLC (dba Texas Radiology Associates)	3,366	—	—	—	36	3,402	42
Elah Holdings, Inc.	3,354	—	—	—	(1)	3,353	—
Total Non-Controlled Affiliates	$131,847	$184,402	$(229,970)	$—	$35	$86,314	$57
For the Year Ended December 31, 2021
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$144,658	$1,319,922	$(1,339,453)	$—	$—	$125,127	$36
Collaborative Imaging, LLC (dba Texas Radiology Associates)	2,676	—	—	—	690	3,366	188
Elah Holdings, Inc.	3,353	—	—	—	1	3,354	—
Total Non-Controlled Affiliates	$150,687	$1,319,922	$(1,339,453)	$—	$691	$131,847	$224

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

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted to the Investment Adviser and the BDCs advised by the Investment Adviser exemptive relief on which we expect to rely to co-invest with other funds managed by the Investment Adviser in a manner consistent with our investment, objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors (the “Relief”). Additionally, if our Investment Adviser forms certain other accounts in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. On March 15, 2022, the SEC published a notice of an application that is intended to supersede the Relief and, if granted, would permit limited additional flexibility for the Company to enter into co-investment transactions with proprietary accounts of Goldman Sachs (the “Application”). As a result of the Relief and the Application, if granted, there could be significant overlap in our investment portfolio and the investment portfolios as another client account managed by our Investment Adviser (collectively with the Company, the “Accounts”). GSAM Private Credit comprises investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of our Relief and Application, if granted, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s Unitholders and do not involve overreaching in respect of the Company or its Unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s Unitholders and is consistent with the then-current investment objectives and strategies of the Company.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2022		December 31, 2021
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$398,420	$399,319	$442,669	$444,554
1st Lien/Last-Out Unitranche	80,875	77,134	135,236	132,708
2nd Lien/Senior Secured Debt	209,155	193,393	221,493	195,427
Unsecured Debt	6,324	6,098	6,321	6,019
Preferred Stock	12,339	11,449	12,339	12,048
Common Stock	8,746	9,316	8,746	9,095
Warrants	1,338	31	1,338	19
Total Investments	$717,197	$696,740	$828,142	$799,870

The industry composition of the Company’s investments at fair value and net assets was as follows:

	March 31, 2022		December 31, 2021
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Diversified Financial Services	13.1%	18.4%	11.6%	15.8%
Interactive Media & Services	11.2	15.7	16.5	22.6
Health Care Technology	8.8	12.3	11.9	16.2
Health Care Equipment & Supplies	8.3	11.6	7.3	10.0
Software	8.1	11.3	7.0	9.6
Professional Services	6.0	8.4	5.3	7.3
IT Services	5.9	8.2	5.1	7.0
Transportation Infrastructure	4.8	6.7	4.2	5.7
Chemicals	4.5	6.3	4.1	5.6
Health Care Providers & Services	4.5	6.3	4.0	5.4
Food Products	4.3	6.1	3.7	5.1
Entertainment	4.1	5.8	3.6	4.8
Road & Rail	3.8	5.4	3.4	4.6
Household Products	3.6	5.0	3.2	4.3
Beverages	3.0	4.3	2.7	3.7
Commercial Services & Supplies	2.0	2.8	1.7	2.4
Diversified Consumer Services	1.9	2.6	1.6	2.2
Containers & Packaging	1.3	1.8	1.1	1.5
Capital Markets	0.5	0.7	0.4	0.6
Building Products	0.3	0.4	0.2	0.3
Auto Components	—	—	1.4	1.9
Total	100.0%	140.1%	100.0%	136.6%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2022	December 31, 2021
United States	98.0%	98.3%
Canada	2.0	1.7
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2022 and December 31, 2021. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of March 31, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$380,537	Discounted cash flows	Discount Rate	6.3% - 15.8%	10.6%
1st Lien/Last-Out Unitranche	67,307	Discounted cash flows	Discount Rate	11.6% - 11.7%	11.6%
	9,827	Comparable multiples	EV/EBITDA(6)	—	7.6x
2nd Lien/Senior Secured Debt	124,363	Discounted cash flows	Discount Rate	11.0% - 14.0%	12.0%
	1,799	Comparable multiples	EV/EBITDA(6)	—	9.1x
Unsecured Debt	6,098	Discounted cash flows	Discount Rate	—	19.1%
Equity
Preferred Stock	$2,196	Comparable multiples	EV/EBITDA(6)	—	12.7x
	9,253	Comparable multiples	EV/Revenue	—	1.5x
Common Stock	6,755	Discounted cash flows	Discount Rate	14.6% - 30.5%	23.8%
	2,009	Comparable multiples	EV/EBITDA(6)	9.7x - 11.2x	10.9x
	552	Comparable multiples	EV/Revenue	—	2.0x
Warrants	31	Comparable multiples	EV/EBITDA(6)	—	12.7x

As of December 31, 2021
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$414,364	Discounted cash flows	Discount Rate	5.1% - 14.3%	9.3%
1st Lien/Last-Out Unitranche	122,947	Discounted cash flows	Discount Rate	8.9% - 10.1%	9.5%
	9,761	Comparable multiples	EV/EBITDA(6)	—	7.5x
2nd Lien/Senior Secured Debt	124,756	Discounted cash flows	Discount Rate	9.7% - 12.5%	10.7%
	1,799	Comparable multiples	EV/EBITDA(6)	—	9.3x
Unsecured Debt	6,019	Discounted cash flows	Discount Rate	—	19.1%
Equity
Preferred Stock	$2,112	Comparable multiples	EV/EBITDA(6)	—	13.9x
	9,936	Comparable multiples	EV/Revenue	—	1.5x
Common Stock	6,720	Discounted cash flows	Discount Rate	14.6% - 31.1%	24.2%
	1,893	Comparable multiples	EV/EBITDA(6)	10.5x - 12.7x	12.2x
	482	Comparable multiples	EV/Revenue	—	2.2x
Warrants	19	Comparable multiples	EV/EBITDA(6)	—	13.9x

(1)

As of March 31, 2022, included within Level 3 assets of $610,727 is an amount of $0 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $578,305 or 98% of Level 3 bank loans, corporate debt, and other debt obligations.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2022 and December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2022				December 31, 2021
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$18,782	$380,537	$399,319	$—	$30,190	$414,364	$444,554
1st Lien/Last-Out Unitranche	—	—	77,134	77,134	—	—	132,708	132,708
2nd Lien/Senior Secured Debt	—	67,231	126,162	193,393	—	68,872	126,555	195,427
Unsecured Debt	—	—	6,098	6,098	—	—	6,019	6,019
Preferred Stock	—	—	11,449	11,449	—	—	12,048	12,048
Common Stock	—	—	9,316	9,316	—	—	9,095	9,095
Warrants	—	—	31	31	—	—	19	19
Affiliated Money Market Fund	79,559	—	—	79,559	125,127	—	—	125,127
Total assets	$79,559	$86,013	$610,727	$776,299	$125,127	$99,062	$700,808	$924,997
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$58	$—	$58	$—	$46	$—	$46

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2022
1st Lien/Senior Secured Debt	$414,364	$729	$(572)	$(753)	$(33,917)	$686	$—	$—	$380,537	$(762)
1st Lien/Last-Out Unitranche	132,708	343	—	(1,214)	(55,250)	547	—	—	77,134	(1,200)
2nd Lien/Senior Secured Debt	126,555	—	(12,529)	11,995	—	141	—	—	126,162	(536)
Unsecured Debt	6,019	—	—	75	—	4	—	—	6,098	75
Preferred Stock	12,048	—	—	(599)	—	—	—	—	11,449	(599)
Common Stock	9,095	—	—	221	—	—	—	—	9,316	221
Warrants	19	—	—	12	—	—	—	—	31	12
Total assets	$700,808	$1,072	$(13,101)	$9,737	$(89,167)	$1,378	$—	$—	$610,727	$(2,789)
For the Three Months Ended March 31, 2021
1st Lien/Senior Secured Debt	$745,875	$7,565	$1	$1,954	$(55,589)	$1,400	$—	$—	$701,206	$2,442
1st Lien/Last-Out Unitranche	131,579	6,049	—	980	(8,692)	150	—	—	130,066	981
2nd Lien/Senior Secured Debt	290,324	—	—	1,542	(2,957)	306	—	(34,629)	254,586	1,539
Unsecured Debt	5,147	—	—	(31)	—	3	—	—	5,119	(31)
Preferred Stock	10,397	1,933	—	(625)	—	—	—	—	11,705	(625)
Common Stock	18,049	—	7,490	(6,404)	(10,750)	—	—	—	8,385	778
Warrants	—	—	—	—	—	—	—	—	—	—
Total assets	$1,201,371	$15,547	$7,491	$(2,584)	$(77,988)	$1,859	$—	$(34,629)	$1,111,067	$5,084

(1)	Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)	Transfers in (out) of Level 3 are due to an increase (decrease) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2022 and December 31, 2021, approximates its carrying value because the JPM Revolving Credit Facility has variable interest based on selected short term rates.

6. DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of March 31, 2022 and December 31, 2021, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities (which includes the JPM Revolving Credit Facility) was 300% and 290%.

The Company’s outstanding debt was as follows:

	March 31, 2022			December 31, 2021
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Revolving Credit Facility(1)	$248,930	$—	$247,439	$307,930	$—	$307,242

(1)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2022, the Company had outstanding borrowings denominated in USD of $219,893 and in Euros (EUR) of 24,900. As of December 31, 2021, the Company had outstanding borrowings denominated in USD of $278,893 and in EUR of 24,900.

The weighted average interest rates of the aggregate borrowings outstanding for the three months ended March 31, 2022 and for the year ended December 31, 2021 were 3.49% and 3.46%. The weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2022 and for the year ended December 31, 2021 were $287,953 and $431,179.

JPM Revolving Credit Facility

On November 21, 2017, SPV entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, collateral administrator, bank and securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company also acts as the Company’s transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian. The Company amended the JPM Revolving Credit Facility on August 17, 2018, December 10, 2018, February 22, 2019, April 3, 2020, August 26, 2020, November 23, 2020, June 21, 2021 and January 28, 2022.

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

The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2022, the total commitments under the JPM Revolving Credit Facility were $248,930. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the sixth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $8,212 were incurred in connection with obtaining and amending the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of March 31, 2022 and December 31, 2021, outstanding deferred financing costs were $2,210 and $2,506.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Borrowing interest expense	$2,477	$4,063
Facility fees	35	54
Amortization of financing costs	330	327
Total	$2,842	$4,444
Weighted average interest rate	3.49%	3.50%
Average outstanding balance	$287,953	$470,243

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

For the three months ended March 31, 2022 and 2021, the Company’s average USD notional exposure to foreign currency forward contracts was $934 and $1,594.

The Company’s net exposure to foreign currency forward contracts by counterparty that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Financial Condition was as follows:

	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
March 31, 2022
Bank of America, N.A.	$58	$—	$58	$—	$58
December 31, 2021
Bank of America, N.A.	$46	$—	$46	$—	$46

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net realized gain (loss) on foreign currency forward contracts	$14	$(53)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	12	114
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$26	$61

8. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2022			December 31, 2021
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,097,430	$60,359	95%	$1,097,430	$60,359	95%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of March 31, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	March 31, 2022	December 31, 2021
1st Lien/Senior Secured Debt
CorePower Yoga LLC	$1,070	$1,070
Diligent Corporation	1,900	1,900
Internet Truckstop Group, LLC (dba Truckstop)	2,800	2,800
Lithium Technologies, Inc.	2,023	2,023
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	2,518	2,203
VRC Companies, LLC (dba Vital Records Control)	1,702	1,784
Xactly Corporation	2,554	2,554
Experity, Inc.	—	2,972
Total	$14,567	$17,306

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

9. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the three months ended March 31, 2022 and 2021.

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Three Months Ended March 31, 2022
February 3, 2022	February 3, 2022	February 17, 2022	$8.89	(1)
(1)
$8.48 is considered return of capital distribution.

The company did not issue a distribution for the three months ended March 31, 2021.

10. EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit:

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Net increase in Members’ Capital from operations	$6,831	$24,922
Weighted average Units outstanding	10,687,877	10,687,877
Basic and diluted earnings per unit	$0.64	$2.33

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

11. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Three Months Ended
	March 31, 2022		March 31, 2021
Per Unit Data:(1)
NAV, beginning of period	$54.79		$75.76
Net investment income	1.07		1.40
Net realized and unrealized gains (losses)(2)	(0.43)		0.94
Income tax provision, realized and unrealized gains	—		(0.01)
Net increase in net assets from operations(2)	0.64		2.33
Distributions declared:
From return of capital	(8.48)		—
From net investment income	(0.41)		—
Total distributions declared	(8.89)		—
Total increase (decrease) in net assets	(8.25)		2.33
NAV, end of period	$46.54		$78.09
Units outstanding, end of period	10,687,877		10,687,877
Weighted average units outstanding	10,687,877		10,687,877
Total return based on NAV(3)	1.17%		3.08%
Supplemental Data/Ratio:(4)
Members' Capital, end of period	$497,435		$834,640
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	1.90%		1.88%
Ratio of interest and other debt expenses to average Members’ Capital	2.13%		2.19%
Ratio of incentive fees to average Members’ Capital	0.22%		0.53%
Ratio of total expenses to average Members’ Capital	4.25%		4.60%
Ratio of net investment income (loss) to average Members’ Capital	9.22%		9.00%
Portfolio turnover	—	(5)	1%

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
(5)
Amount rounds to less than 1%.

12. SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statements of Financial Condition have been evaluated through the date the unaudited consolidated financial statements were issued. The Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

The company will pay a $65,000 distribution to Unitholders as of record date May 11, 2022 payable on or about May 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs Private Middle Market Credit LLC, unless otherwise specified. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. The term “Goldman Sachs” refers to GS Group Inc., together with Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through March 31, 2022, we have originated $2.30 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

“Unitranche” loans are first lien loans that extend deeper in a borrower’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the such loan. In a number of instances, we may find another lender to provide the “first out” portion of a unitranche loan while we retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to the payment of principal, interest and any other amounts due thereunder as compared to the “last out” portion that we would continue to hold. In exchange for taking greater risk of loss, the “last out” portion generally earns a higher interest rate than our “first out” portion of the loan. We use the term “mezzanine” to refer to debt that ranks senior in right of payment only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company. We expect to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in private middle-market credit obligations and related instruments. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. “Middle market” is used to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time and non-recurring items that are outside the operations of these companies. While, as a result of fluctuations in the net asset value (“NAV”) of one asset relative to other assets, private middle-market credit obligations and related instruments may represent less than 80% of our net assets (plus any borrowings for investment purposes) at any time, we may not invest, under normal circumstances, more than 20% of our net assets (plus any borrowings for investment purposes) in securities and other instruments that are not private middle-market credit obligations and related instruments. To the extent we determine to invest indirectly in private middle-market credit obligations and related instruments, we may invest through certain synthetic instruments, including derivatives that have similar economic characteristics to private middle-market credit obligations. For purposes of determining compliance with our 80% policy, each applicable derivative instrument will be valued based upon its market value. We will notify our Unitholders at least 60 days prior to any change to the 80% investment policy described above.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages.” in our annual report on Form 10-K for the year ended December 31, 2021.

Impact of COVID-19 Pandemic

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. Given the persistence of COVID-19 and the difficulty in predicting the next phase of the pandemic, our portfolio companies continue to face an uncertain operating environment. While the spread of the Omicron variant had waned considerably in many parts of the world by the end of the first quarter of 2022, some countries (most notably China) faced more challenging circumstances in trying to contain a surge in infections. Recovery from the economic effects of COVID-19 has continued to progress, but the possibility exists that our portfolio companies could encounter new or worsening business disruptions that may reduce, over time, the amount of interest and dividend income that we receive and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our Unitholders. As a result, we may be required to reduce the future amount of distributions to our Unitholders. The global economy remains vulnerable to the risk that new variants of COVID-19 could emerge, and we continue to closely monitor our exposures to industries that would be most negatively impacted if the COVID-19 pandemic were to intensify.

For further information about the risks associated with COVID-19, see “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021.

Impact of Russian Invasion of Ukraine

The Russian invasion of Ukraine has negatively affected the global economy and has resulted in significant disruptions in financial markets and increased macroeconomic uncertainty. In addition, governments around the world have responded to Russia’s invasion by imposing economic sanctions and export controls on certain industry sectors, companies and individuals in or associated with Russia. Russia has imposed its own restrictions against investors and countries outside Russia and has proposed additional measures aimed at non-Russian-owned businesses. Businesses in the U.S. and globally have experienced shortages in materials and increased costs for transportation, energy and raw materials due, in part, to the negative effects of the war on the global economy. The escalation or continuation of the war between Russia and Ukraine or other hostilities presents heightened risks relating to cyber-attacks, the frequency and volume of failures to settle securities transactions, supply chain disruptions, inflation, as well as the potential for increased volatility in commodity, currency and other financial markets. The extent and duration of the war, sanctions and resulting market disruptions, as well as the potential adverse consequences for our portfolio companies are difficult to predict.

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication, exit fees or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other client accounts managed by our Investment Adviser (collectively with the Company, the “Accounts”), which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fee income as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

Leverage

The JPM Revolving Credit Facility allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of March 31, 2022 and December 31, 2021, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility) was 300% and 290%. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as the Company, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$398.42	$399.32	$442.67	$444.55
First Lien/Last-Out Unitranche	80.87	77.13	135.24	132.71
Second Lien/Senior Secured Debt	209.16	193.39	221.49	195.43
Unsecured Debt	6.32	6.10	6.32	6.02
Preferred Stock	12.34	11.45	12.34	12.05
Common Stock	8.75	9.32	8.75	9.10
Warrants	1.34	0.03	1.34	0.02
Total Investments	$717.20	$696.74	$828.15	$799.88

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.9%	9.0%	8.5%	8.7%
First Lien/Last-Out Unitranche(2)(3)	10.8	12.6	10.1	10.7
Second Lien/Senior Secured Debt(2)	9.0	10.6	8.5	10.2
Unsecured Debt(2)	13.5	19.1	13.4	19.2
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	8.9%	9.7%	8.6%	9.2%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
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

As of March 31, 2022, the total portfolio weighted average yield measured at amortized cost and fair value was 8.9% and 9.7%, as compared to 8.6% and 9.2%, as of December 31, 2021.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	March 31, 2022	December 31, 2021
Number of portfolio companies	28	31
Percentage of performing debt bearing a floating rate(1)	99.1%	99.2%
Percentage of performing debt bearing a fixed rate(1)(2)	0.9%	0.8%
Weighted average leverage (net debt/EBITDA)(3)	6.3x	6.3x
Weighted average interest coverage(3)	2.2x	2.3x
Median EBITDA(3)	$61.3 million	$61.3 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of March 31, 2022 and December 31, 2021, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 18.5% and 30.3%, of total debt investments at fair value.

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

	As of
	March 31, 2022		December 31, 2021
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	637.02	91.4	740.63	92.6
Grade 3	57.92	8.3	57.45	7.2
Grade 4	1.80	0.3	1.80	0.20
Total Investments	$696.74	100.0%	$799.88	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2022		December 31, 2021
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$705.67	98.4%	$804.08	97.1%
Non-accrual	11.53	1.6	24.07	2.9
Total Investments	$717.20	100.0%	$828.15	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$—	$6.56
First Lien/Last-Out Unitranche	—	5.83
Preferred Stock	—	1.93
Total	$—	$14.32
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$44.78	$51.14
First Lien/Last-Out Unitranche	55.25	8.69
Second Lien/Senior Secured Debt	—	2.96
Common Stock	—	10.75
Total	$100.03	$73.54
Net (decrease) in portfolio	$(100.03)	$(59.22)
Number of new portfolio companies with new investment commitments	—	—
Total new investment commitment amount in new portfolio companies	$—	$—
Average new investment commitment amount in new portfolio companies	$—	$—
Number of existing portfolio companies with new investment commitments	—	3
Total new investment commitment amount in existing portfolio companies	$—	$14.33
Weighted average remaining term for new investment commitments (in years)(2)	—	3.2
Percentage of new debt investment commitments at cost for floating interest rates	N/A	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates	N/A	0.0%
Weighted average yield on new debt and income producing investment commitments(3)	N/A	8.8%
Weighted average yield on new investment commitments(4)	N/A	7.6%
Weighted average yield on debt and income producing investments sold or repaid(5)	7.9%	7.3%
Weighted average yield on investments sold or repaid(6)	7.9%	6.2%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	($ in millions)
Total investment income	$17.98	$27.58
Net expenses	6.58	12.64
Net investment income	11.40	14.94
Net realized gain (loss) on investments	(13.10)	7.49
Net unrealized appreciation (depreciation) on investments	7.82	0.01
Net realized and unrealized gain (losses) on forward contracts, translations and transactions	0.76	2.55
Income tax (provision) benefit, realized and unrealized gain/loss	(0.05)	(0.07)
Net increase in Members’ Capital from operations	$6.83	$24.92

Net increase in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	($ in millions)
Interest	$16.75	$25.76
Payment-in-kind income	0.97	1.33
Dividend income	0.06	0.06
Other income	0.20	0.43
Total investment income	$17.98	$27.58

In the table above:

•
Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, decreased from $25.90 million for the three months ended March 31, 2021 to $16.75 million for the three months ended March 31, 2022, primarily due to a decrease in the size of our portfolio. The amortized cost of the portfolio decreased from $1,238.42 million as of March 31, 2021 to $717.20 million as of March 31, 2022.

Expenses

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	($ in millions)
Interest and other debt expenses	$2.84	$4.44
Management fees	2.01	3.07
Incentive fees	1.21	4.40
Professional fees	0.17	0.24
Directors’ fees	0.05	0.06
Other general and administrative expenses	0.30	0.43
Total expenses	$6.58	$12.64

In the table above:

•
Interest and other debt expenses decreased from $4.44 million for the three months ended March 31, 2021 to $2.84 million for the three months ended March 31, 2022. This was primarily drive by the decrease in the average aggregate daily borrowings from $470.24 million to $287.95 million due to the decrease in total commitment of JPM Revolving Credit Facility.
•
Management Fees decreased from $3.07 million for the three months ended March 31, 2021 to $2.01 million for the three months ended March 31, 2022 primarily driven by the wind down of the fund.
•
The accrual for Incentive Fees decreased from $4.40 million for the three months ended March 31, 2021 to $1.21 million for the three months ended March 31, 2022 primarily driven by the wind down of the fund.

Net Realized Gains (Losses) and Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(in millions)
Chase Industries, Inc. (dba Senneca Holdings)	$(12.53)	$—
Wrike, Inc.	—	7.49
Other, net	(0.57)	—
Net realized gain (loss)	$(13.10)	$7.49

For the three months ended March 31, 2022, net realized losses were primarily driven by the amendment of one of our second lien debt investment in Chase Industries, Inc. (dba Senneca Holdings) to a non-income producing debt resulting in realized loss of $12.53 million.

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

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	($ in millions)
Unrealized appreciation	$13.98	$10.80
Unrealized depreciation	(6.16)	(10.79)
Net change in unrealized appreciation (depreciation) on investments	$7.82	$0.01

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended March 31, 2022
($ in millions)
Portfolio Company:
Chase Industries, Inc. (dba Senneca Holdings)	$12.53
Recipe Acquisition Corp. (dba Roland Foods)	0.40
Picture Head Midco LLC	0.32
Yasso, Inc.	0.28
Lithium Technologies, Inc.	0.19
Vantage Mobility International, LLC	(0.51)
Wine.com, LLC	(0.69)
Diligent Corporation	(0.91)
Doxim, Inc.	(0.91)
Other, net(1)	(1.22)
Zep Inc.	(1.66)
Total	$7.82

(1)	Includes gross unrealized appreciation of $0.27 million and gross unrealized depreciation of $(1.49) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2022 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned amendment of Chase Industries, Inc. (dba Senneca Holdings).

For the Three Months Ended March 31, 2021
($ in millions)
Portfolio Company:
Other, net(1)	$5.78
Odyssey Logistics & Technology Corporation	1.36
SMB Shipping Logistics, LLC (dba Worldwide Express)	0.90
Yasso, Inc.	0.84
Empirix, Inc.	0.76
Smarsh, Inc.	0.67
Wine.com, LLC	(0.26)
Recipe Acquisition Corp. (dba Roland Foods)	(0.44)
CorePower Yoga LLC	(0.63)
Fenergo Finance 3 Limited	(1.24)
Wrike, Inc.	(7.73)
Total	$0.01

(1)	Includes gross unrealized appreciation of $6.27 million and gross unrealized depreciation of $(0.49) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to the JPM Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2022 and December 31, 2021, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility) was 300% and 290%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

We had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2022			December 31, 2021
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$60.36	95%	$1,097.43	$60.36	95%

We did not issue a capital drawdown for the three months ended March 31, 2022 and 2021.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2022:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Revolving Credit Facility(1)	$247.44	$—	$247.44	$—	$—

(1)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2022, the Company had outstanding borrowings denominated in USD of $219.89 million and in Euros (EUR) of 24.90 million. As of December 31, 2021, the Company had outstanding borrowings denominated in USD of $278.89 million and in EUR of 24.90 million.

JPM Revolving Credit Facility

On November 21, 2017, Goldman Sachs Private Middle Market Credit SPV LLC (“SPV”), our wholly-owned subsidiary, entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, collateral administrator, bank and securities intermediary and we serve as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company also acts as our transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian. The Company amended the JPM Revolving Credit Facility on August 17, 2018, December 10, 2018, February 22, 2019, April 3, 2020, August 26, 2020, November 23, 2020, June 21, 2021 and January 28th, 2022.

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

The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2022, the total commitments under the JPM Revolving Credit Facility were $248.93 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the sixth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2022, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2022	December 31, 2021
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$14.57	$17.31
Total	$14.57	$17.31

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

RECENT DEVELOPMENTS

As of the date of this report, the BDC Investment Committee (as defined below) consisted of the following voting members: Alex Chi, Michael Mastropaolo, David Miller, James Reynolds, Kevin Sterling, Jordan Walter, and David Yu, along with members from Goldman Sachs’s Compliance, Legal, Tax, and Controllers divisions: Josh Bouaziz, Hristo Dimitrov, Craig Farber, and Stanley Matuszewski.

We will pay a $65.00 million distribution to Unitholders as of record date May 11, 2022 payable on or about May 30, 2022.

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

As of March 31, 2022 and December 31, 2021, on a fair value basis, approximately 0.9% and 0.8%, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.1% and 99.2%, of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2022 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2022 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$14.91	$(5.65)	$9.26
Up 200 basis points	9.54	(3.77)	5.77
Up 100 basis points	4.18	(1.88)	2.30
Up 75 basis points	2.84	(1.41)	1.43
Up 50 basis points	1.60	(0.94)	0.66
Up 25 basis points	0.74	(0.47)	0.27
Down 25 basis points	(0.12)	0.47	0.35
Down 50 basis points	(0.20)	0.94	0.74
Down 75 basis points	(0.24)	1.41	1.17
Down 100 basis points	(0.26)	1.81	1.55
Down 200 basis points	(0.26)	1.81	1.55
Down 300 basis points	(0.26)	1.81	1.55

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 4, 2022. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Market Developments and General Business Environment

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme disruption since the global outbreak of COVID-19. Such disruptions have been evidenced by volatility in global stock markets as a result of uncertainty regarding the COVID-19 pandemic, the fluctuating price of commodities such as oil, and Russia’s military invasion of Ukraine. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Significant changes or volatility in the capital markets may negatively affect the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the COVID-19 pandemic, Russia’s military invasion of Ukraine and measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Significant changes in the capital markets, such as disruptions in economic activity caused by the COVID-19 pandemic and Russia’s military invasion of Ukraine, have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic and Russia’s military invasion of Ukraine has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic and Russia’s military invasion of Ukraine, create and exacerbate risks.

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

While financial markets have rebounded from the significant declines that occurred early in the pandemic and global economic conditions generally improved, certain of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic have persisted, including (i) relatively weak consumer confidence; (ii) low levels of the federal funds rate and yields on U.S. Treasury securities which, at times, were near zero; (iii) ongoing heightened credit risk with regard to industries that have been most severely impacted by the pandemic, including, at times, oil and gas, gaming and lodging, and airlines; (iv) higher cyber security, information security and operational risks; and (v) interruptions in the supply chain that have adversely affected many businesses and have contributed to higher rates of inflation.

Depending on the duration and severity of the pandemic going forward, as well as the effects of the pandemic on consumer and corporate confidence, the conditions noted above could continue for an extended period and other adverse developments may occur or reoccur, including (i) the decline in value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the Investment Company Act, (v) our ability to maintain our distributions at their current level or to pay them at all, or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. See “—The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.”

Governmental authorities worldwide have taken measures to stabilize the markets and support economic growth. The continued success of these measures is unknown, and they may not be sufficient to address future market dislocations or avert severe and prolonged reductions in economic activity.

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

In addition, Russia’s invasion of Ukraine in February 2022 and corresponding events have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the United States, have issued broad-ranging economic sanctions against Russia, including, among other actions, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The duration of hostilities and the vast array of sanctions and related events (including cyberattacks and espionage) cannot be predicted. Those events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. See “— Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic and Russia’s military invasion of Ukraine, create and exacerbate risks.” Any market disruptions as a result of such acts could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Legal and Regulatory

Our ability to enter into transactions with our affiliates is restricted.

As a BDC, we are prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of a majority of our Independent Directors who have no financial interest in the transaction, or in some cases, the prior approval of the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed our affiliate for purposes of the Investment Company Act. If this is the only reason such person is our affiliate, we are generally prohibited from buying any asset from, or selling any asset (other than our Units) to, such affiliate, absent the prior approval of such directors. The Investment Company Act also prohibits “joint” transactions with an affiliate, which could include joint investments in the same portfolio company, without approval of our Independent Directors or in some cases the prior approval of the SEC. Moreover, except in certain limited circumstances, we are prohibited from buying any asset from or selling any asset to a holder of more than 25% of our voting securities, absent prior approval of the SEC. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

In certain circumstances, we can make negotiated co-investments pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted to the Investment Adviser and the BDCs advised by the Investment Adviser exemptive relief on which we rely to co-invest with other funds managed by the Investment Adviser in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors (the “Relief”). Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. On March 15, 2022, the SEC published a notice of an application that is intended to supersede the Relief and, if granted, would permit limited additional flexibility for the Company to enter into co-investment transactions with proprietary accounts of Goldman Sachs (the “Application”). As a result of the Relief and the Application, if granted, there could be significant overlap in our investment portfolio and the investment portfolios of the Accounts. There can be no assurance when any such order will be obtained or that one will be obtained at all.

Our Business and Structure

Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of our investment committee (“BDC Investment Committee”) and our officers and directors serve or may serve now or in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. Certain of these individuals could have obligations to investors in other Accounts, the fulfillment of which is not in our best interests or the best interests of our Unitholders, and we expect that investment opportunities will satisfy the investment criteria for both us and such other Accounts. In addition, GSAM and its affiliates also manage other Accounts, and expect to manage other vehicles or accounts in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by GSAM could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, we may invest alongside Goldman Sachs and the Accounts.

As a result of the Relief and the Application, if granted, there could be significant overlap in our investment portfolio and the investment portfolios of the Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. If we are unable to rely on our exemptive relief for a particular opportunity, when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts. See “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

Our Investments

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation, such as current inflation related to global supply chain disruptions. Recent inflationary pressures have increased the cost of energy and raw materials and may adversely affect consumer spending, economic growth and our portfolio companies’ operations. If our portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

Debt investments that we make may be based on floating rates, such as SOFR (as defined below), LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. It is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. On March 5, 2021, the Financial Conduct Authority and ICE Benchmark Authority announced that the publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings ceased to be published as of December 31, 2021, while the publication of the overnight, 1 month, 3 month, 6 month, and 12 months U.S. dollar (“USD”) LIBOR settings will cease after June 30, 2023. To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On December 6, 2021, the ARRC released a statement selecting and recommending forms of SOFR, along with associated spread adjustments and conforming changes, to replace references to 1-week and 2-month USD LIBOR. We expect that a substantial portion of our future floating rate investments will be linked to SOFR. At this time, it is not possible to predict the effect of the transition to SOFR.

Because we have borrowed money, and may issue preferred units to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred units and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common Units less attractive if we are not able to increase our dividend rate, which could reduce the value of our common Units. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

The U.S. Federal Reserve raised interest rates in March 2022, the first rate increase since 2018, and suggested additional interest rate increases throughout 2022. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR or SOFR floor, as applicable), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

A change in the general level of interest rates can be expected to lead to a change in the interest rates we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold in the Investment Management Agreement and may result in a substantial increase in the amount of incentive fees payable to our Investment Adviser with respect to the portion of the Incentive Fee based on income.

Many of our portfolio securities do not have a readily available market price, and we value these securities at fair value as determined in good faith under procedures adopted by our Board, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

The majority of our investments are, and are expected to continue to be, in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available are determined in good faith under procedures adopted by our Board of Directors. Our Board of Directors utilizes the services of independent third-party valuation firms (“Independent Valuation Advisors”) in determining the fair value of a portion of the securities in our portfolio. Investment professionals from our Investment Adviser also recommend portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Investment Adviser in our valuation process could result in a conflict of interest, since the Management Fee is based in part on our gross assets and also because our Investment Adviser is receiving a performance-based Incentive Fee.

In addition, the Investment Adviser may value an identical asset differently than Goldman Sachs, another division or unit within Goldman Sachs or another Account values the asset, including because Goldman Sachs, such other division or unit or Account has information or uses valuation techniques and models that it does not share with, or that are different than those of, the Investment Adviser or the Company. These valuation differences for the same asset can result in significant differences in the treatment of such asset by the Investment Adviser, Goldman Sachs, and other divisions or units of Goldman Sachs, and/or among Accounts (e.g., with respect to an asset that is a loan, there can be differences when it is determined that such loan is deemed to be on nonaccrual status and/or in default).

Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, it may be more difficult for investors to value accurately our investments and could lead to undervaluation or overvaluation of our common Units. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

On December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the Investment Company Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the Investment Company Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The new rule went into effect on March 8, 2021 and has a compliance date of September 8, 2022. We will continue to review the new rule and its impact on us and our valuation policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue a capital drawdown for the three months ended March 31, 2022 and 2021.

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

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Date: May 10, 2022	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 10, 2022	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 10, 2022	/s/ Carmine Rossetti
Name: Carmine Rossetti
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)