Form 10-Q
period 2022-06-30
Goldman Sachs Private Middle Market Credit LLC
filed 2022-08-09
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 9, 2022, there were 10,687,877 units of the limited liability company’s common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

INDEX PAGE

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2021 and our quarterly report on Form 10-Q for the quarter ended March 31, 2022, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
the impact of the novel coronavirus (“COVID-19”) pandemic or any future pandemic or epidemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the COVID-19 pandemic or any future pandemic or epidemic;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $684,757 and $822,888)	$647,480	$793,150
Non-controlled affiliated investments (cost of $5,254 and $5,254)	6,648	6,720
Total investments, at fair value (amortized cost of $690,011 and $828,142)	$654,128	$799,870
Investments in affiliated money market fund (cost of $43,239 and $125,127)	43,239	125,127
Cash	13,535	15,130
Receivable for investments sold	195	68
Interest and dividends receivable	6,613	7,562
Deferred financing costs	1,875	2,506
Unrealized appreciation on foreign currency forward contracts	68	46
Other assets	1,175	—
Total assets	$720,828	$950,309
Liabilities
Debt	$233,687	$307,242
Interest and other debt expenses payable	2,461	2,682
Management fees payable	1,721	2,160
Incentive fees payable	52,224	51,487
Accrued expenses and other liabilities	958	1,134
Total liabilities	$291,051	$364,705
Commitments and contingencies (Note 8)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (10,687,877 and 10,687,877 units issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	519,814	663,936
Distributable earnings	(90,037)	(78,332)
Total members’ capital	$429,777	$585,604
Total liabilities and members’ capital	$720,828	$950,309
Net asset value per unit	$40.21	$54.79

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$14,503	$25,625	$31,259	$51,381
Payment-in-kind income	1,048	1,484	2,018	2,818
Other income	52	99	252	532
From non-controlled affiliated investments:
Dividend income	128	46	185	100
Total investment income	$15,731	$27,254	$33,714	$54,831
Expenses:
Interest and other debt expenses	$2,869	$4,447	$5,711	$8,891
Management fees	1,721	2,912	3,736	5,980
Incentive fees	(470)	4,181	736	8,579
Professional fees	157	235	326	475
Directors’ fees	51	60	100	121
Other general and administrative expenses	314	351	610	775
Total expenses	$4,642	$12,186	$11,219	$24,821
Net investment income	$11,089	$15,068	$22,495	$30,010
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$307	$26	$(12,791)	$7,516
Foreign currency forward contracts	24	(26)	38	(79)
Foreign currency transactions	(46)	8	(158)	26
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(15,319)	9,092	(7,539)	8,860
Non-controlled affiliated investments	(107)	270	(72)	515
Foreign currency forward contracts	10	12	22	126
Foreign currency translations	1,370	(667)	2,213	1,798
Net realized and unrealized gains (losses)	$(13,761)	$8,715	$(18,287)	$18,762
(Provision) benefit for taxes on realized gain/loss on investments	$—	$(57)	$—	$(57)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	14	(35)	(35)	(102)
Net increase (decrease) in members’ capital from operations	$(2,658)	$23,691	$4,173	$48,613
Weighted average units outstanding	10,687,877	10,687,877	10,687,877	10,687,877
Net investment income per unit (basic and diluted)	$1.04	$1.41	$2.10	$2.81
Earnings (loss) per unit (basic and diluted)	$(0.25)	$2.22	$0.39	$4.55

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Members’ capital at beginning of period	$497,435	$834,640	$585,604	$809,718
Increase in members’ capital from operations:
Net investment income	$11,089	$15,068	$22,495	$30,010
Net realized gain (loss)	285	8	(12,911)	7,463
Net change in unrealized appreciation (depreciation)	(14,046)	8,707	(5,376)	11,299
(Provision) benefit for taxes on realized gain/loss on investments	—	(57)	—	(57)
(Provision) benefit for unrealized appreciation/depreciation on investments	14	(35)	(35)	(102)
Net increase in members’ capital from operations	$(2,658)	$23,691	$4,173	$48,613
Distributions to unitholders from:
Return of capital	$(53,495)	$(131,622)	$(144,122)	$(131,622)
Distributable earnings	(11,505)	—	(15,878)	—
Total distributions to unitholders	$(65,000)	$(131,622)	$(160,000)	$(131,622)
Total increase (decrease) in members’ capital	$(67,658)	$(107,931)	$(155,827)	$(83,009)
Members’ capital at end of period	$429,777	$726,709	$429,777	$726,709
Distributions per unit	$6.08	$12.31	$14.97	$12.31

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2022	June 30, 2021

Cash flows from operating activities:
Net increase in Members’ Capital from operations:	$4,173	$48,613
Adjustments to reconcile net increase (decrease) in Members’ Capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(3,116)	(18,191)
Payment-in-kind interest capitalized	(1,609)	(2,021)
Investments in affiliated money market fund, net	81,888	24,468
Proceeds from sales of investments and principal repayments	132,936	204,405
Net realized (gain) loss	12,801	(7,518)
Net change in unrealized (appreciation) depreciation on investments	7,611	(9,375)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	23	(77)
Amortization of premium and accretion of discount, net	(2,881)	(4,460)
Amortization of deferred financing costs	665	658
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(127)	398
(Increase) decrease in interest and dividends receivable	949	1,481
(Increase) decrease in other assets	(1,175)	235
Increase (decrease) in interest and other debt expenses payable	(221)	(148)
Increase (decrease) in management fees payable	(439)	(332)
Increase (decrease) in incentive fees payable	737	8,579
Increase (decrease) in accrued expenses and other liabilities	(176)	(474)
Net cash provided by (used for) operating activities	$232,039	$246,241
Cash flows from financing activities:
Distributions paid	$(160,000)	$(244,622)
Financing costs paid	(34)	(2)
Repayments of debt	(73,555)	(1,827)
Net cash provided by (used for) financing activities	$(233,589)	$(246,451)
Net increase (decrease) in cash	(1,550)	(210)
Effect of foreign exchange rate changes on cash and cash equivalents	(45)	(50)
Cash, beginning of period	15,130	25,384
Cash, end of period	$13,535	$25,124
Supplemental and non-cash activities
Interest expense paid	$5,203	$8,200

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of June 30, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 92.85%
CorePower Yoga LLC	Diversified Consumer Services	9.25%	L + 7.00% (incl. 5.00% PIK)	1.00%	05/14/25	$16,250	$16,108	$13,284	(1) (2) (3)
CorePower Yoga LLC	Diversified Consumer Services		L + 7.00% (incl. 5.00% PIK)	1.00%	05/14/25	1,070	(9)	(195)	(1) (2) (3) (4)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	€23,597	27,071	24,852	(1) (2) (3)
Diligent Corporation	Professional Services	9.13%	L + 6.25%	1.00%	08/04/25	15,246	15,104	15,322	(1) (2) (3)
Diligent Corporation	Professional Services	8.49%	L + 6.25%	1.00%	08/04/25	1,900	927	960	(1) (2) (3) (4)
Hollander Sleep & Décor (dba SureFit)	Household Products	14.01%	L + 9.75%	1.00%	07/13/23	25,553	25,317	24,659	(1) (2) (3)
iCIMS, Inc.	Software	6.72%	L + 5.50%	1.00%	09/12/24	45,158	44,777	45,158	(1) (2) (3)
iCIMS, Inc.	Software	6.72%	L + 5.50%	1.00%	09/12/24	8,317	8,238	8,317	(1) (3)
iCIMS, Inc.	Software	6.72%	L + 5.50%	1.00%	09/12/24	2,822	2,800	2,822	(1) (3)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	7.76%	L + 5.50%	1.00%	04/02/25	32,995	32,515	32,913	(1) (2) (3)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		L + 5.50%	1.00%	04/02/25	2,800	(37)	(7)	(1) (2) (3) (4)
Lithium Technologies, Inc.	Interactive Media & Services	9.03%	L + 8.00%	1.00%	10/03/22	58,727	58,601	57,846	(1) (2) (3)
Lithium Technologies, Inc.	Interactive Media & Services	9.00%	L + 8.00%	1.00%	10/03/22	3,371	1,342	1,298	(1) (2) (3) (4)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	8.50%	L + 6.25%	1.00%	09/15/27	28,043	27,544	27,482	(1) (2) (3)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	8.50%	L + 6.25%	1.00%	09/15/27	2,923	2,870	2,864	(1) (2) (3)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology		L + 6.25%	1.00%	09/15/27	2,518	(44)	(50)	(1) (2) (3) (4)
Picture Head Midco LLC	Entertainment	8.28%	S + 6.75%	1.00%	08/31/23	28,885	28,678	28,524	(1) (2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	10.92%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	18,157	18,041	17,249	(1) (2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	10.99%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	1,310	1,301	1,244	(1) (2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	10.26%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	653	651	620	(1) (2) (3)
Vantage Mobility International, LLC	Health Care Equipment & Supplies	7.00%	L + 6.00% PIK	1.00%	03/21/24	6,640	1,553	6,109	(3)
Vantage Mobility International, LLC	Health Care Equipment & Supplies	7.00%	L + 6.00% PIK	1.00%	03/21/24	853	853	825	(3)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	7.92%	L + 6.25%	1.00%	07/02/25	19,116	18,926	18,830	(1) (2)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	8.38%	L + 5.50%	0.75%	06/29/27	13,161	12,991	12,733	(1) (2) (3)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	8.38%	L + 5.50%	0.75%	06/29/27	2,211	1,116	1,072	(1) (2) (3) (4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	9.25%	P + 4.50%		06/29/27	443	105	96	(1) (2) (3) (4)
Wine.com, LLC	Beverages	8.44%	L + 7.00%	1.00%	11/14/24	9,600	9,512	9,600	(1) (2) (3)
Wine.com, LLC	Beverages	8.44%	L + 7.00%	1.00%	11/14/24	2,300	2,269	2,300	(1) (3)
Xactly Corporation	IT Services	8.49%	L + 7.25%	1.00%	07/31/23	40,879	40,645	40,776	(1) (2) (3)
Xactly Corporation	IT Services	8.80%	L + 7.25%	1.00%	07/31/23	2,554	1,554	1,560	(1) (2) (3) (4)
Total 1st Lien/Senior Secured Debt							401,319	399,063

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of June 30, 2022 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (5) - 16.34%
Doxim, Inc.	Diversified Financial Services	7.67%	L + 6.00%	1.00%	02/28/24	$30,617	$30,292	$29,699	(1) (2) (3)
Doxim, Inc.	Diversified Financial Services	7.62%	L + 6.00%	1.00%	02/28/24	23,681	23,436	22,970	(1) (2) (3)
Doxim, Inc.	Diversified Financial Services	8.64%	L + 7.00%	1.00%	02/28/24	5,888	5,801	5,682	(1) (3)
Doxim, Inc.	Diversified Financial Services	9.25%	L + 8.00%	1.00%	02/28/24	4,613	4,540	4,521	(1) (2) (3)
Doxim, Inc.	Diversified Financial Services	9.67%	L + 8.00%	1.00%	02/28/24	3,426	3,378	3,357	(1) (3)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		L + 6.00% PIK	1.00%	03/21/24	17,757	13,626	3,995	(3) (6)
Total 1st Lien/Last-Out Unitranche							81,073	70,224
2nd Lien/Senior Secured Debt - 37.28%
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK		11/11/25	$12,850	$11,531	$1,799	(1) (2) (3) (6)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products				05/11/26	16,405	—	—	(1) (2) (3) (7)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	8.46%	L + 7.50%		07/31/25	10,500	10,365	10,159	(1) (2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	8.46%	L + 7.50%	0.75%	07/31/25	8,610	8,463	8,330	(1) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	8.46%	L + 7.50%		07/31/25	3,061	2,978	2,962	(1) (2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	8.46%	L + 7.50%		07/31/25	2,700	2,662	2,612	(1) (2) (3)
National Spine and Pain Centers, LLC	Health Care Providers & Services	9.25%	L + 8.25%	1.00%	12/02/24	28,500	28,153	27,360	(1) (2) (3)
Odyssey Logistics & Technology Corporation	Road & Rail	9.24%	L + 8.00%	1.00%	10/12/25	28,152	27,828	26,551	(1) (2)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	11.25%	L + 9.00%	1.00%	12/22/22	20,000	19,933	19,800	(2) (3)
Spectrum Plastics Group, Inc.	Containers & Packaging	8.67%	L + 7.00%	1.00%	01/31/26	9,975	9,949	8,997	(1) (2)
YI, LLC (dba Young Innovations)	Health Care Equipment & Supplies	9.42%	L + 7.75%	1.00%	11/07/25	22,903	22,552	21,987	(1) (2) (3)
Zep Inc.	Chemicals	10.50%	L + 8.25%	1.00%	08/11/25	34,878	34,454	29,646	(1) (2)
Total 2nd Lien/Senior Secured Debt							178,868	160,203
Unsecured Debt - 1.44%
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	13.25%	13.25% PIK		12/21/22	$6,336	$6,328	$6,178	(3)
Total Unsecured Debt							6,328	6,178

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of June 30, 2022 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate	Initial Acquisition Date(8)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 2.23%
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	11.00% PIK	12/22/16	1,600	$1,496	$2,230	(3) (7)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		05/23/19	15,025,203	6,010	—	(3) (7)
Wine.com, LLC	Beverages		11/14/18	337,425	2,900	5,281	(1) (3) (7)
Wine.com, LLC	Beverages		03/03/21	78,199	1,933	2,071	(1) (3) (7)
Total Preferred Stock					12,339	9,582
Common Stock - 2.06%
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	Health Care Providers & Services		03/30/18	12,370	$1,668	$2,459	^^^ (1) (3)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	Health Care Providers & Services		03/30/18	11,675	232	836	^^^ (1) (3) (7) (9)
Country Fresh Holding Company Inc.	Food Products		04/29/19	986	1,232	—	(1) (2) (3) (7)
Elah Holdings, Inc.	Capital Markets		05/09/18	69,386	3,354	3,353	^ (1) (3) (7)
National Spine and Pain Centers, LLC	Health Care Providers & Services		06/02/17	900	900	269	(1) (3) (7)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		05/23/19	7,026,420	—	—	(3) (7)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		10/15/21	426,294	—	—	(3) (7)
Yasso, Inc.	Food Products		03/23/17	1,360	1,360	1,940	(1) (3) (7)
Total Common Stock					8,746	8,857
Warrants - 0.00%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	311	$115	$—	(1) (3) (7)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	2,974	1,096	—	(1) (3) (7)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	62	23	—	(1) (3) (7)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products		12/22/16	44	104	21	(3) (7)
Total Warrants					1,338	21
Investments in Affiliated Money Market Fund - 10.06%
Goldman Sachs Financial Square Government Fund - Institutional Shares				43,239,342	$43,239	$43,239	^^^ (10)
Total Investments in Affiliated Money Market Fund					43,239	43,239
Total Investments - 162.26%					$733,250	$697,367

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of June 30, 2022 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR including SOFR adjustment, if any, ("S") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of June 30, 2022, rates for the 12 month, 6 month, 3 month and 1 month L are 3.62%, 2.94%, 2.29% and 1.79%, respectively. As of June 30, 2022, 1 month S was 1.09%, 3 month S was 0.70%, and P was 4.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2022.

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
(8)

Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities”. As of June 30, 2022, the aggregate fair value of these securities is $18,460 or 4.30% of the Company's net assets. The initial acquisition dates have been included for such securities.

(9)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2022, the aggregate fair value of these securities is $836 or 0.12% of the Company’s total assets.

(10)	The annualized seven-day yield as of June 30, 2022 is 1.36%.
PIK	Payment-In-Kind

0

ADDITIONAL INFORMATION
Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	U.S. Dollar 287	Euro 241	07/06/22	$35
Bank of America, N.A.	U.S. Dollar 291	Euro 244	10/06/22	33
				$68

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
(8)

Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities.” As of December 31, 2021, the aggregate fair value of these securities is $21,162 or 3.61% of the Company's net assets. The initial acquisition dates have been included for such securities.

(9)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2021, the aggregate fair value of these securities is $871 or 0.09% of the Company’s total assets.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the year ended December 31, 2021, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 4, 2022. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Prepayment premiums	$—	$83	$552	$83
Accelerated amortization of upfront loan origination fees and unamortized discounts	$349	$1,466	$790	$2,136

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2022, the Company had certain investments held in two portfolio companies on non-accrual status, which represented 3.6% and 0.9% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively. As of December 31, 2021, the Company had certain investments held in one portfolio company on non-accrual status, which represented 2.9% and 0.2% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively.

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
(2)
The Board of Directors also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information provided by the investment professionals of the Investment Adviser and the portfolio companies as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisors provide an opinion on a final range of values on such investments to the Board of Directors or the Audit Committee. The Independent Valuation Advisors define fair value in accordance with ASC 820 and utilize valuation approaches including the market approach, the income approach or both. A portion of the portfolio is reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, are reviewed at least annually by an Independent Valuation Advisor;
(3)
The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Division. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Asset Management Private Investment Valuation and Side Pocket Working Group of the Asset Management Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment decision making process;
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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2022 and December 31, 2021, the Company held an aggregate cash balance of $13,535 and $15,130. Foreign currency of $2,332 and $2,430 (acquisition cost of $2,515 and $2,568) is included in cash as of June 30, 2022 and December 31, 2021.

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

For the three and six months ended June 30, 2022, Management Fees amounted to $1,721 and $3,736. As of June 30, 2022, $1,721 remained payable. For the three and six months ended June 30, 2021, Management Fees amounted to $2,912 and $5,980.

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

For the three and six months ended June 30, 2022, the Company accrued unvested Incentive Fees of $(470) and $736. As of June 30, 2022, $52,224 was payable in accordance with the terms of the Investment Advisory Agreement. For the three and six months ended June 30, 2021, the Company accrued unvested Incentive Fees of $4,181 and $8,579.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and six months ended June 30, 2022 and 2021, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and six months ended June 30, 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $154 and $328. As of June 30, 2022, $169 remained payable. For the three and six months ended June 30, 2021, the Company incurred expenses for services provided by the Administrator and the Custodian of $220 and $489.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three and six months ended June 30, 2022, the Company incurred expenses for services provided by the Transfer Agent of $22 and $41. As of June 30, 2022, $46 remained payable. For the three and six months ended June 30, 2021, the Company incurred expenses for services provided by the Transfer Agent of $18 and $46.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2022
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$125,127	$284,010	$(365,898)	$—	$—	$43,239	$109
Collaborative Imaging, LLC (dba Texas Radiology Associates)	3,366	—	—	—	(71)	3,295	76
Elah Holdings, Inc.	3,354	—	—	—	(1)	3,353	—
Total Non-Controlled Affiliates	$131,847	$284,010	$(365,898)	$—	$(72)	$49,887	$185
For the Year Ended December 31, 2021
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$144,658	$1,319,922	$(1,339,453)	$—	$—	$125,127	$36
Collaborative Imaging, LLC (dba Texas Radiology Associates)	2,676	—	—	—	690	3,366	188
Elah Holdings, Inc.	3,353	—	—	—	1	3,354	—
Total Non-Controlled Affiliates	$150,687	$1,319,922	$(1,339,453)	$—	$691	$131,847	$224

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

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted to the Investment Adviser and the BDCs advised by the Investment Adviser exemptive relief on which we expect to rely to co-invest with other funds managed by the Investment Adviser in a manner consistent with our investment, objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors (the “Relief”). Additionally, if our Investment Adviser forms certain other accounts in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. On March 15, 2022, the SEC published a notice of an application that is intended to supersede the Relief and, if granted, would permit limited additional flexibility for the Company to enter into co-investment transactions with proprietary accounts of Goldman Sachs (the “Application”). As a result of the Relief and the Application, if granted, there could be significant overlap in our investment portfolio and the investment portfolios as another client account managed by our Investment Adviser (collectively with the Company, the “Accounts”). The Goldman Sachs Asset Management Private Credit (“GSAM Private Credit”) team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of our Relief and Application, if granted, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s Unitholders and do not involve overreaching in respect of the Company or its Unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s Unitholders and is consistent with the then-current investment objectives and strategies of the Company.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2022		December 31, 2021
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$401,319	$399,063	$442,669	$444,554
1st Lien/Last-Out Unitranche	81,073	70,224	135,236	132,708
2nd Lien/Senior Secured Debt	178,868	160,203	221,493	195,427
Unsecured Debt	6,328	6,178	6,321	6,019
Preferred Stock	12,339	9,582	12,339	12,048
Common Stock	8,746	8,857	8,746	9,095
Warrants	1,338	21	1,338	19
Total Investments	$690,011	$654,128	$828,142	$799,870

The industry composition of the Company’s investments at fair value and net assets was as follows:

	June 30, 2022		December 31, 2021
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Diversified Financial Services	13.8%	21.0%	11.6%	15.8%
Interactive Media & Services	12.0	18.2	16.5	22.6
Software	8.6	13.1	7.0	9.6
Health Care Equipment & Supplies	7.9	12.0	7.3	10.0
IT Services	6.5	9.9	5.1	7.0
Professional Services	6.3	9.6	5.3	7.3
Transportation Infrastructure	5.0	7.7	4.2	5.7
Health Care Providers & Services	4.7	7.2	4.0	5.4
Health Care Technology	4.6	7.1	11.9	16.2
Food Products	4.6	7.0	3.7	5.1
Chemicals	4.5	6.9	4.1	5.6
Entertainment	4.4	6.6	3.6	4.8
Road & Rail	4.1	6.2	3.4	4.6
Household Products	3.8	5.7	3.2	4.3
Beverages	2.9	4.5	2.7	3.7
Commercial Services & Supplies	2.1	3.2	1.7	2.4
Diversified Consumer Services	2.0	3.0	1.6	2.2
Containers & Packaging	1.4	2.1	1.1	1.5
Capital Markets	0.5	0.8	0.4	0.6
Building Products	0.3	0.4	0.2	0.3
Auto Components	—	—	1.4	1.9
Total	100.0%	152.2%	100.0%	136.6%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2022	December 31, 2021
United States	97.9%	98.3%
Canada	2.1	1.7
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2022 and December 31, 2021. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of June 30, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$380,233	Discounted cash flows	Discount Rate	8.5% - 17.0%	11.9%
1st Lien/Last-Out Unitranche	66,229	Discounted cash flows	Discount Rate	—	12.5%
	3,995	Comparable multiples	EV/EBITDA(6)	—	10.0x
2nd Lien/Senior Secured Debt	93,210	Discounted cash flows	Discount Rate	11.7% - 14.9%	12.9%
	1,799	Comparable multiples	EV/EBITDA(6)	—	9.7x
Unsecured Debt	6,178	Discounted cash flows	Discount Rate	—	19.1%
Equity
Preferred Stock	$2,230	Comparable multiples	EV/EBITDA(6)	—	13.0x
	7,352	Comparable multiples	EV/Revenue	—	1.9x
Common Stock	6,648	Discounted cash flows	Discount Rate	15.4% - 30.4%	24.2%
	1,724	Comparable multiples	EV/EBITDA(6)	10.0x - 11.1x	10.9x
	485	Comparable multiples	EV/Revenue	—	2.1x
Warrants	21	Comparable multiples	EV/EBITDA(6)	—	13.0x

As of December 31, 2021
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$414,364	Discounted cash flows	Discount Rate	5.1% - 14.3%	9.3%
1st Lien/Last-Out Unitranche	122,947	Discounted cash flows	Discount Rate	8.9% - 10.1%	9.5%
	9,761	Comparable multiples	EV/EBITDA(6)	—	7.5x
2nd Lien/Senior Secured Debt	124,756	Discounted cash flows	Discount Rate	9.7% - 12.5%	10.7%
	1,799	Comparable multiples	EV/EBITDA(6)	—	9.3x
Unsecured Debt	6,019	Discounted cash flows	Discount Rate	—	19.1%
Equity
Preferred Stock	$2,112	Comparable multiples	EV/EBITDA(6)	—	13.9x
	9,936	Comparable multiples	EV/Revenue	—	1.5x
Common Stock	6,720	Discounted cash flows	Discount Rate	14.6% - 31.1%	24.2%
	1,893	Comparable multiples	EV/EBITDA(6)	10.5x - 12.7x	12.2x
	482	Comparable multiples	EV/Revenue	—	2.2x
Warrants	19	Comparable multiples	EV/EBITDA(6)	—	13.9x

(1)
As of June 30, 2022, included within Level 3 assets of $599,750 is an amount of $29,646 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $545,850 or 93.9% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2022 and December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2022				December 31, 2021
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$18,830	$380,233	$399,063	$—	$30,190	$414,364	$444,554
1st Lien/Last-Out Unitranche	—	—	70,224	70,224	—	—	132,708	132,708
2nd Lien/Senior Secured Debt	—	35,548	124,655	160,203	—	68,872	126,555	195,427
Unsecured Debt	—	—	6,178	6,178	—	—	6,019	6,019
Preferred Stock	—	—	9,582	9,582	—	—	12,048	12,048
Common Stock	—	—	8,857	8,857	—	—	9,095	9,095
Warrants	—	—	21	21	—	—	19	19
Affiliated Money Market Fund	43,239	—	—	43,239	125,127	—	—	125,127
Total assets	$43,239	$54,378	$599,750	$697,367	$125,127	$99,062	$700,808	$924,997
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$68	$—	$68	$—	$46	$—	$46

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2022
1st Lien/Senior Secured Debt	$414,364	$4,260	$(579)	$(3,989)	$(35,290)	$1,467	$—	$—	$380,233	$(4,000)
1st Lien/Last-Out Unitranche	132,708	465	—	(8,321)	(55,285)	657	—	—	70,224	(8,306)
2nd Lien/Senior Secured Debt	126,555	—	(12,529)	7,751	(30,800)	660	33,018	—	124,655	(4,714)
Unsecured Debt	6,019	—	—	151	—	8	—	—	6,178	151
Preferred Stock	12,048	—	—	(2,466)	—	—	—	—	9,582	(2,466)
Common Stock	9,095	—	307	(238)	(307)	—	—	—	8,857	(238)
Warrants	19	—	—	2	—	—	—	—	21	2
Total assets	$700,808	$4,725	$(12,801)	$(7,110)	$(121,682)	$2,792	$33,018	$—	$599,750	$(19,571)
For the Six Months Ended June 30, 2021
1st Lien/Senior Secured Debt	$745,875	$9,054	$2	$5,979	$(114,455)	$2,527	$—	$(18,926)	$630,056	$5,965
1st Lien/Last-Out Unitranche	131,579	6,270	—	923	(9,121)	281	—	—	129,932	924
2nd Lien/Senior Secured Debt	290,324	2,954	—	4,680	(69,837)	1,505	—	(34,629)	194,997	4,294
Unsecured Debt	5,147	—	—	21	—	7	—	—	5,175	21
Preferred Stock	10,397	1,933	—	(4)	—	—	—	—	12,326	(4)
Common Stock	18,049	—	7,516	(6,078)	(10,776)	—	—	—	8,711	1,104
Warrants	—	—	—	16	—	—	—	—	16	16
Total assets	$1,201,371	$20,211	$7,518	$5,537	$(204,189)	$4,320	$—	$(53,555)	$981,213	$12,320

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to an decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2022 and December 31, 2021, approximates its carrying value because the JPM Revolving Credit Facility has variable interest based on selected short term rates.

6. DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of June 30, 2022 and December 31, 2021, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities (which includes the JPM Revolving Credit Facility) was 283% and 290%.

The Company’s outstanding debt was as follows:

	June 30, 2022			December 31, 2021
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Revolving Credit Facility(1)	$236,630	$—	$233,687	$307,930	$—	$307,242

(1)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2022, the Company had outstanding borrowings denominated in USD of $207,593 and in Euros (EUR) of 24,900. As of December 31, 2021, the Company had outstanding borrowings denominated in USD of $278,893 and in EUR of 24,900.

The weighted average interest rates of the aggregate borrowings outstanding for the six months ended June 30, 2022 and for the year ended December 31, 2021 were 3.80% and 3.46%. The weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2022 and for the year ended December 31, 2021 were $264,691 and $431,179.

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

The JPM Revolving Credit Facility is a multicurrency facility. As of June 30, 2022, the total commitments under the JPM Revolving Credit Facility were $236,630. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the sixth anniversary of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $8,212 were incurred in connection with obtaining and amending the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of June 30, 2022 and December 31, 2021, outstanding deferred financing costs were $1,875 and $2,506.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Borrowing interest expense	$2,511	$4,071	$4,988	$8,135
Facility fees	23	45	58	98
Amortization of financing costs	335	331	665	658
Total	$2,869	$4,447	$5,711	$8,891
Weighted average interest rate	4.17%	3.47%	3.80%	3.49%
Average outstanding balance	$241,685	$470,231	$264,691	$470,237

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

For the three and six months ended June 30, 2022, the Company’s average USD notional exposure to foreign currency forward contracts was $649 and $781. For the three and six months ended June 30, 2021, the Company’s average USD notional exposure to foreign currency forward contracts was $1,028 and $1,291.

The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Financial Condition, all of which are with Bank of America, N.A., was as follows:

	June 30, 2022	December 31, 2021
Gross Amount of Assets	$68	$46
Gross Amount of Liabilities	—	—
Net Amount of Assets or (Liabilities)	$68	$46
Collateral (Received) Pledged (1)	—	—
Net Amounts (2)	$68	$46

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net realized gain (loss) on foreign currency forward contracts	$24	$(26)	$38	$(79)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	10	12	22	126
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$34	$(14)	$60	$47

8. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2022			December 31, 2021
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,097,430	$60,359	95%	$1,097,430	$60,359	95%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of June 30, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	June 30, 2022	December 31, 2021
1st Lien/Senior Secured Debt
CorePower Yoga LLC	$1,070	$1,070
Diligent Corporation	950	1,900
Internet Truckstop Group, LLC (dba Truckstop)	2,800	2,800
Lithium Technologies, Inc.	2,023	2,023
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	2,518	2,203
VRC Companies, LLC (dba Vital Records Control)	1,399	1,784
Xactly Corporation	988	2,554
Experity, Inc.	—	2,972
Total	$11,748	$17,306

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

9. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the three and six months ended June 30, 2022 and 2021.

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Six Months Ended June 30, 2022
February 3, 2022	February 3, 2022	February 17, 2022	$8.89	(1)
May 11, 2022	May 11, 2022	May 31, 2022	$6.08	(2)

For the Six Months Ended June 30, 2021
April 5, 2021	April 6, 2021	April 30, 2021	$6.23
May 17, 2021	May 18, 2021	May 28, 2021	$6.08
(1)
$8.48 is considered return of capital distribution.
(2)
$5.00 is considered return of capital distribution.

10. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Net increase (decrease) in Members’ Capital from operations	$(2,658)	$23,691	$4,173	$48,613
Weighted average Units outstanding	10,687,877	10,687,877	10,687,877	10,687,877
Basic and diluted earnings (loss) per unit	$(0.25)	$2.22	$0.39	$4.55

Diluted earnings (loss) per unit equal basic earnings (loss) per unit because there were no common unit equivalents outstanding during the period presented.

11. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Six Months Ended
	June 30, 2022		June 30, 2021
Per Unit Data:(1)
NAV, beginning of period	$54.79		$75.76
Net investment income	2.10		2.81
Net realized and unrealized gains (losses)(2)	(1.71)		1.74
Income tax provision, realized and unrealized gains	—	(5)	(0.01)
Net increase in net assets from operations(2)	0.39		4.54
Distributions declared:
From return of capital	(13.48)		(12.31)
From net investment income	(1.49)		—
Total distributions declared	(14.97)		(12.31)
Total increase (decrease) in net assets	(14.58)		(7.77)
NAV, end of period	$40.21		$67.99
Units outstanding, end of period	10,687,877		10,687,877
Weighted average units outstanding	10,687,877		10,687,877
Total return based on NAV(3)	0.71%		6.01%
Supplemental Data/Ratio:(4)
Members' Capital, end of period	$429,777		$726,709
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	1.92%		1.85%
Ratio of interest and other debt expenses to average Members’ Capital	2.29%		2.24%
Ratio of incentive fees to average Members’ Capital	0.15%		1.07%
Ratio of total expenses to average Members’ Capital	4.36%		5.16%
Ratio of net investment income (loss) to average Members’ Capital	9.18%		8.64%
Portfolio turnover	—	(6)	2%

(1)
The per unit data was derived by using the weighted average units outstanding during the applicable period, except for distributions declared, which reflects the actual amount of distributions declared per unit for the applicable period.
(2)
The amount shown may not correspond for the period as it includes the effect of the timing of the distribution.
(3)
Calculated as the change in NAV per unit during the period plus dividends declared per unit, divided by the beginning NAV per unit.
(4)
Annualized, except for, as applicable, unvested Incentive Fees.
(5)
Amount rounds to less than $0.01.
(6)
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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through June 30, 2022, we have originated $2.30 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

“Unitranche” loans are first lien loans that extend deeper in a borrower’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in such loan. In a number of instances, we may find another lender to provide the “first out” portion of a unitranche loan while we retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to the payment of principal, interest and any other amounts due thereunder as compared to the “last out” portion that we would continue to hold. In exchange for taking greater risk of loss, the “last out” portion generally earns a higher interest rate than our “first out” portion of the loan. We use the term “mezzanine” to refer to debt that ranks senior in right of payment only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company. We expect to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in private middle-market credit obligations and related instruments. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. “Middle market” is used to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time and non-recurring items that are outside the operations of these companies. While, as a result of fluctuations in the net asset value (“NAV”) of one asset relative to other assets, private middle-market credit obligations and related instruments may represent less than 80% of our net assets (plus any borrowings for investment purposes) at any time, we may not invest, under normal circumstances, more than 20% of our net assets (plus any borrowings for investment purposes) in securities and other instruments that are not private middle-market credit obligations and related instruments. To the extent we determine to invest indirectly in private middle-market credit obligations and related instruments, we may invest through certain synthetic instruments, including derivatives that have similar economic characteristics to private middle-market credit obligations. For purposes of determining compliance with our 80% policy, each applicable derivative instrument will be valued based upon its market value. We will notify our Unitholders at least 60 days prior to any change to the 80% investment policy described above.

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

Impact of COVID-19 Pandemic

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. Given the persistence of COVID-19 and the difficulty in predicting the next phase of the pandemic, our portfolio companies continue to face an uncertain operating environment. While the spread of the Omicron variant had waned considerably in many parts of the world by the end of the second quarter of 2022, some countries (most notably China) faced more challenging circumstances in trying to contain a surge in infections. Recovery from the economic effects of COVID-19 has continued to progress, but the possibility exists that our portfolio companies could encounter new or worsening business disruptions that may reduce, over time, the amount of interest and dividend income that we receive and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our Unitholders. As a result, we may be required to reduce the future amount of distributions to our Unitholders. The global economy remains vulnerable to the risk that new variants of COVID-19 could emerge, and we continue to closely monitor our exposures to industries that would be most negatively impacted if the COVID-19 pandemic were to intensify.

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

Leverage

The JPM Revolving Credit Facility allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of June 30, 2022 and December 31, 2021, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility) was 283% and 290%. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as the Company, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$401.32	$399.06	$442.67	$444.55
First Lien/Last-Out Unitranche	81.07	70.23	135.24	132.71
Second Lien/Senior Secured Debt	178.87	160.20	221.49	195.43
Unsecured Debt	6.33	6.18	6.32	6.02
Preferred Stock	12.34	9.58	12.34	12.05
Common Stock	8.74	8.86	8.75	9.10
Warrants	1.34	0.02	1.34	0.02
Total Investments	$690.01	$654.13	$828.15	$799.88

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.6%	10.4%	8.5%	8.7%
First Lien/Last-Out Unitranche(2)(3)	8.2	10.4	10.1	10.7
Second Lien/Senior Secured Debt(2)	9.5	12.2	8.5	10.2
Unsecured Debt(2)	13.5	19.0	13.4	19.2
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	9.1%	10.6%	8.6%	9.2%

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

As of June 30, 2022, the total portfolio weighted average yield measured at amortized cost and fair value was 9.1% and 10.6%, as compared to 8.6% and 9.2%, as of December 31, 2021. The increase in weighted average yield at amortized cost and fair value was primarily driven by rising interest rates, increased market volatility and widening of credit spreads. Within First Lien/Last-Out Unitranche, the decrease in weighted average yield at cost and at fair value was primarily driven by the placement of an investment on non-accrual due to underperformance.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	June 30, 2022	December 31, 2021
Number of portfolio companies	27	31
Percentage of performing debt bearing a floating rate(1)	99.0%	99.2%
Percentage of performing debt bearing a fixed rate(1)(2)	1.0%	0.8%
Weighted average leverage (net debt/EBITDA)(3)	6.5x	6.3x
Weighted average interest coverage(3)	1.9x	2.3x
Median EBITDA(3)	$57.7 million	$61.3 million

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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of June 30, 2022 and December 31, 2021, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 19.9% and 30.3%, of total debt investments at fair value.

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

	As of
	June 30, 2022		December 31, 2021
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$30.30	4.6%	$—	—%
Grade 2	565.18	86.4	740.63	92.6
Grade 3	52.86	8.1	57.45	7.2
Grade 4	5.79	0.9	1.80	0.2
Total Investments	$654.13	100.0%	$799.88	100.0%

The increase in investments with a grade 1 investment performance rating as of June 30, 2022 compared to December 31, 2021 was primarily driven by investments with an aggregate fair value of $30.30 million being upgraded from a grade 2 investment performance rating due to potential exit. The increase in investments with a grade 4 investment performance rating was primarily driven by an investment with fair value of $3.99 million being downgraded to a grade 4 investment performance rating due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2022		December 31, 2021
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$664.85	96.4%	$804.08	97.1%
Non-accrual	25.16	3.6	24.07	2.9
Total Investments	$690.01	100.0%	$828.15	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	June 30, 2022	June 30, 2021
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$—	$0.10
Second Lien/Senior Secured Debt	—	2.95
Total	$—	$3.05
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$1.29	$58.11
First Lien/Last-Out Unitranche	0.04	0.43
Second Lien/Senior Secured Debt	30.80	66.88
Common Stock	—	0.03
Total	$32.13	$125.45
Net (decrease) in portfolio	$(32.13)	$(122.40)
Number of new portfolio companies with new investment commitments	—	—
Total new investment commitment amount in new portfolio companies	$—	$—
Average new investment commitment amount in new portfolio companies	$—	$—
Number of existing portfolio companies with new investment commitments	—	2
Total new investment commitment amount in existing portfolio companies	$—	$3.05
Weighted average remaining term for new investment commitments (in years)(2)	—	4.1
Percentage of new debt investment commitments at cost for floating interest rates	N/A	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates	N/A	0.0%
Weighted average yield on new debt and income producing investment commitments(3)	N/A	8.6%
Weighted average yield on new investment commitments(4)	N/A	8.6%
Weighted average yield on debt and income producing investments sold or repaid(5)	9.5%	8.6%
Weighted average yield on investments sold or repaid(6)	9.5%	8.6%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	($ in millions)
Total investment income	$15.73	$27.25	$33.71	$54.83
Net expenses	4.64	12.19	11.22	24.82
Net investment income	11.09	15.06	22.49	30.01
Net realized gain (loss) on investments	0.31	0.03	(12.79)	7.52
Net unrealized appreciation (depreciation) on investments	(15.43)	9.36	(7.61)	9.38
Net realized and unrealized gain (losses) on forward contracts, translations and transactions	1.36	(0.67)	2.12	1.86
Income tax (provision) benefit, realized and unrealized gain/loss	0.01	(0.09)	(0.04)	(0.16)
Net increase (decrease) in Members’ Capital from operations	$(2.66)	$23.69	$4.17	$48.61

Net increase in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	($ in millions)
Interest	$14.50	$25.63	$31.26	$51.38
Payment-in-kind income	1.05	1.48	2.02	2.82
Dividend income	0.13	0.04	0.18	0.10
Other income	0.05	0.10	0.25	0.53
Total investment income	$15.73	$27.25	$33.71	$54.83

In the table above:

•
Interest which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, decreased from $25.63 million and $51.38 million for the three and six months ended June 30, 2021 to $14.50 and $31.26 million for the three and six months ended June 30, 2022, primarily due to a decrease in the size of our portfolio. The amortized cost of the portfolio decreased from $1,119.29 million as of June 30, 2021 to $690.01 million as of June 30, 2022.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	($ in millions)
Interest and other debt expenses	$2.87	$4.45	$5.71	$8.89
Management fees	1.72	2.91	3.74	5.98
Incentive fees	(0.47)	4.18	0.74	8.58
Professional fees	0.16	0.24	0.33	0.48
Directors’ fees	0.05	0.06	0.10	0.12
Other general and administrative expenses	0.31	0.35	0.60	0.77
Total expenses	$4.64	$12.19	$11.22	$24.82

In the table above:

•
Interest and other debt expenses decreased from $4.45 million for the three months ended June 30, 2021 to $2.87 million for the three months ended June 30, 2022. This was primarily driven by the decrease in the average aggregate daily borrowings from $470.23 million to $241.69 million due to the decrease in total commitment of JPM Revolving Credit Facility.
•
Interest and other debt expenses decreased from $8.89 million for the six months ended June 30, 2021 to $5.71 million for the six months ended June 30, 2022. This was primarily driven by the decrease in the average aggregate daily borrowings from $470.24 million to $264.69 million.

•
Management Fees decreased from $2.91 million and $5.98 million for the three and six months ended June 30, 2021 to $1.72 million and $3.74 million for the three and six months ended June 30, 2022 primarily driven by the wind down of the fund.
•
Incentive Fees decreased from $4.18 million and $8.58 million for the three and six months ended June 30, 2021 to ($0.47) million and $0.74 million for the three and six months ended June 30, 2022 primarily driven by the decrease in results of operations from $23.69 million and $48.61 million for the three and six months ended June 30, 2021 to $(2.66) million and $4.17 million for the three and six months ended June 30, 2022.

Net Realized Gains (Losses) and Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in millions)
Chase Industries, Inc. (dba Senneca Holdings)	$—	$—	$(12.53)	$—
Wrike, Inc.	0.31	0.03	0.31	7.52
Other, net	—	—	(0.57)
Net realized gain (loss)	$0.31	$0.03	$(12.79)	$7.52

For the six months ended June 30, 2022, net realized losses were primarily driven by the amendment of one of our second lien debt investment in Chase Industries, Inc. (dba Senneca Holdings) to a non-income producing debt resulting in realized loss of $12.53 million.

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

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	($ in millions)
Unrealized appreciation	$0.35	$11.53	$13.19	$18.72
Unrealized depreciation	(15.78)	(2.17)	(20.80)	(9.34)
Net change in unrealized appreciation (depreciation) on investments	$(15.43)	$9.36	$(7.61)	$9.38

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
	($ in millions)
Portfolio Company:
Recipe Acquisition Corp. (dba Roland Foods)	$0.17	$0.40
Viant Medical Holdings, Inc.	0.08	(0.22)
SPay, Inc. (dba Stack Sports)	0.06	0.03
Intelligent Medical Objects, Inc.	0.04	(0.06)
Power Stop, LLC	—	0.07
Chase Industries, Inc. (dba Senneca Holdings)	—	12.53
Picture Head Midco LLC	(0.19)	0.14
Doxim, Inc.	(1.15)	(2.06)
Diligent Corporation	(1.41)	(2.32)
Zep Inc.	(1.77)	(3.43)
Wine.com, LLC	(1.91)	(2.61)
Other, net(1)	(2.97)	(3.20)
Vantage Mobility International, LLC	(6.38)	(6.88)
Total	$(15.43)	$(7.61)

(1)
For the three and six months ended June 30, 2022, other, net includes gross unrealized appreciation of $0.00 million and $0.02 million, respectively, and gross unrealized depreciation of $(2.97) million and $(3.22) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the six months ended June 30, 2022 was primarily driven by increased market volatility and widening credit spreads and the financial underperformance of Vantage Mobility International, LLC, partially offset by the reversal of unrealized depreciation in connection with the aforementioned amendment of Chase Industries, Inc. (dba Senneca Holdings).

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to the JPM Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2022 and December 31, 2021, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility) was 283% and 290%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

We had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2022			December 31, 2021
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$60.36	95%	$1,097.43	$60.36	95%

We did not issue a capital drawdown for the three and six months ended June 30, 2022 and 2021.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of June 30, 2022:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Revolving Credit Facility(1)	$233.69	$—	$233.69	$—	$—

(1)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2022, the Company had outstanding borrowings denominated in USD of $207.59 million and in Euros (EUR) of 24.90 million. As of December 31, 2021, the Company had outstanding borrowings denominated in USD of $278.89 million and in EUR of 24.90 million.

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

The JPM Revolving Credit Facility is a multicurrency facility. As of June 30, 2022, the total commitments under the JPM Revolving Credit Facility were $236.63 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the sixth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.
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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2022, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2022	December 31, 2021
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$11.75	$17.31
Total	$11.75	$17.31

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

Under newly adopted Rule 18f-4 under the Investment Company Act, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “Limited Derivatives User,” as defined under the new rule. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. The Company expects to qualify as a Limited Derivatives User and does not expect the new rule to have a material impact on its consolidated financial statements.

RECENT DEVELOPMENTS

On May 12, 2022, Carmine Rossetti notified us of his intention to resign from his position as our principal financial officer, Chief Financial Officer and Treasurer. Mr. Rossetti will cease serving as our principal financial officer, Chief Financial Officer and Treasurer, effective on or about August 10, 2022. In addition, on May 12, 2022, Mr. Rossetti also notified each of Goldman Sachs BDC, Inc., (“GS BDC”), Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”) and Goldman Sachs Middle Market Lending Corp. II (“GS MMLC II”) of his intention to resign as the principal financial officer, Chief Financial Officer and Treasurer of GS BDC, GS PMMC II and GS MMLC II, respectively, in each case effective on or about August 10, 2022. Mr. Rossetti’s resignation is not the result of any disagreement with us. To assist in an orderly transition, Mr. Rossetti will continue serving in his current role during the transition period.

On May 16, 2022, our board of directors appointed David Pessah, as Chief Financial Officer and Treasurer, effective on or about August 10, 2022. Mr. Pessah was also appointed as our principal financial officer, succeeding Mr. Rossetti, effective on or about August 10, 2022. Mr. Pessah will also continue to serve as our principal accounting officer. Mr. Pessah was also appointed as Chief Financial

Officer, Treasurer and principal financial officer of GS BDC, GS PMMC II and GS MMLC II, in each case effective on or about August 10, 2022.

On May 20, 2022, David Yu resigned from his position as our Executive Vice President and Head of Research, effective July 8, 2022. In addition, on May 20, 2022, Mr. Yu also resigned from his position as Executive Vice President and Head of Research of GS BDC, GS PMMC II and GS MMLC II, in each case effective July 8, 2022. Mr. Yu’s resignation is not the result of any disagreement with us.

As of the date of this report, the BDC Investment Committee (as defined below) consisted of the following voting members: Justin Betzen, Alex Chi, David Miller, James Reynolds, Kevin Sterling, and Greg Watts, along with members from Goldman Sachs’s Compliance, Legal, Tax, and Controllers divisions.

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

As of June 30, 2022 and December 31, 2021, on a fair value basis, approximately 1.0% and 0.8%, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.0% and 99.2%, of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2022 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2022 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$16.45	$(7.11)	$9.34
Up 200 basis points	10.97	(4.74)	6.23
Up 100 basis points	5.48	(2.37)	3.11
Up 75 basis points	4.11	(1.78)	2.33
Up 50 basis points	2.74	(1.18)	1.56
Up 25 basis points	1.37	(0.59)	0.78
Down 25 basis points	(1.37)	0.59	(0.78)
Down 50 basis points	(2.74)	1.18	(1.56)
Down 75 basis points	(4.11)	1.78	(2.33)
Down 100 basis points	(5.06)	2.37	(2.69)
Down 200 basis points	(6.22)	4.74	(1.48)
Down 300 basis points	(6.26)	5.41	(0.85)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2022, the U.S. Federal Reserve raised short term interest rates and has suggested additional interest rate increases may come. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR or SOFR floor, as applicable), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

On December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the Investment Company Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the Investment Company Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The new rule went into effect on March 8, 2021 and has a compliance date of September 8, 2022. We intend to be in compliance with Rule 2a-5 under the Investment Company Act on or before such compliance date.

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

We did not issue a capital drawdown for the three and six months ended June 30, 2022.

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Date: August 9, 2022	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: August 9, 2022	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: August 9, 2022	/s/ Carmine Rossetti
Name: Carmine Rossetti
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)