Form 10-Q
period 2023-03-31
Goldman Sachs Private Middle Market Credit LLC
filed 2023-05-09
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Registrant’s Telephone Number, Including Area Code: (312) 655-4419

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

As of May 9, 2023, there were 10,687,877 units of the limited liability company’s common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2022, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
disruptions in the capital markets, market conditions, and general economic uncertainty;
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $574,926 and $605,919)	$509,148	$514,640
Non-controlled affiliated investments (cost of $5,254 and $5,254)	5,954	6,372
Total investments, at fair value (amortized cost of $580,180 and $611,173)	$515,102	$521,012
Investments in affiliated money market fund (cost of $59,846 and $62,374)	59,846	62,374
Cash	12,246	10,001
Receivable for investments sold	119	105
Interest and dividends receivable	7,572	7,879
Deferred financing costs	866	1,197
Other assets	121	—
Total assets	$595,872	$602,568
Liabilities
Debt	$131,597	$146,247
Interest and other debt expenses payable	2,431	2,411
Management fees payable	1,511	1,529
Incentive fees payable	48,820	47,606
Unrealized depreciation on foreign currency forward contracts	158	150
Accrued expenses and other liabilities	863	1,014
Total liabilities	$185,380	$198,957
Commitments and contingencies (Note 8)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (10,687,877 and 10,687,877 units issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	548,714	548,714
Distributable earnings	(138,222)	(145,103)
Total members’ capital	$410,492	$403,611
Total liabilities and members’ capital	$595,872	$602,568
Net asset value per unit	$38.41	$37.76

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$15,700	$16,756
Payment-in-kind income	973	970
Other income	79	200
From non-controlled affiliated investments:
Dividend income	677	57
Total investment income	$17,429	$17,983
Expenses:
Interest and other debt expenses	$2,912	$2,842
Management fees	1,511	2,015
Incentive fees	1,214	1,206
Professional fees	268	169
Directors’ fees	50	49
Other general and administrative expenses	262	296
Total expenses	$6,217	$6,577
Net investment income	$11,212	$11,406
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(29,090)	$(13,098)
Foreign currency forward contracts	—	14
Foreign currency transactions	57	(112)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	25,501	7,780
Non-controlled affiliated investments	(418)	35
Foreign currency forward contracts	(8)	12
Foreign currency translations	(391)	843
Net realized and unrealized gains (losses)	$(4,349)	$(4,526)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	$18	$(49)
Net increase in members’ capital from operations	$6,881	$6,831
Weighted average units outstanding	10,687,877	10,687,877
Net investment income per unit (basic and diluted)	$1.05	$1.07
Earnings per unit (basic and diluted)	$0.64	$0.64

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022

Members’ capital at beginning of period	$403,611	$585,604
Increase in members’ capital from operations:
Net investment income	$11,212	$11,406
Net realized gain (loss)	(29,033)	(13,196)
Net change in unrealized appreciation (depreciation)	24,684	8,670
(Provision) benefit for unrealized appreciation/depreciation on investments	18	(49)
Net increase in members’ capital from operations	$6,881	$6,831
Distributions to unitholders from:
Return of capital	$—	$(49,699)
Distributable earnings	—	(45,301)
Total distributions to unitholders	$—	$(95,000)
Total increase (decrease) in members’ capital	$6,881	$(88,169)
Members’ capital at end of period	$410,492	$497,435
Distributions per unit	$—	$8.89

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022

Cash flows from operating activities:
Net increase in members’ capital from operations:	$6,881	$6,831
Adjustments to reconcile net increase in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(3,279)	(164)
Payment-in-kind interest capitalized	(819)	(908)
Investments in affiliated money market fund, net	2,528	45,568
Proceeds from sales of investments and principal repayments	6,639	100,371
Net realized (gain) loss	29,090	13,101
Net change in unrealized (appreciation) depreciation on investments	(25,083)	(7,815)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	59	(50)
Amortization of premium and accretion of discount, net	(638)	(1,455)
Amortization of deferred financing costs	331	330
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(14)	1
(Increase) decrease in interest and dividends receivable	307	963
(Increase) decrease in other assets	(121)	(120)
Increase (decrease) in interest and other debt expenses payable	20	(588)
Increase (decrease) in management fees payable	(18)	(145)
Increase (decrease) in incentive fees payable	1,214	1,206
Increase (decrease) in directors’ fees payable	—	44
Increase (decrease) in accrued expenses and other liabilities	(151)	(3)
Net cash provided by (used for) operating activities	$16,946	$157,167
Cash flows from financing activities:
Distributions paid	$—	$(95,000)
Financing costs paid	—	(34)
Repayments of debt	(14,650)	(59,803)
Net cash provided by (used for) financing activities	$(14,650)	$(154,837)
Net increase (decrease) in cash	2,296	2,330
Effect of foreign exchange rate changes on cash and cash equivalents	(51)	38
Cash, beginning of period	10,001	15,130
Cash, end of period	$12,246	$17,498
Supplemental and non-cash activities
Interest expense paid	$2,528	$3,063

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2023

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 75.24%
CorePower Yoga LLC	Diversified Consumer Services	12.16%	L + 7.00% (incl. 5.00% PIK)	05/14/25	$16,876	$16,768	$13,796	(4) (5) (6)
CorePower Yoga LLC	Diversified Consumer Services		L + 7.00% (incl. 5.00% PIK)	05/14/25	1,070	(7)	(195)	(4) (5) (6) (7)
Diligent Corporation	Professional Services	9.15%	E + 6.25%	08/04/25	€23,416	26,918	25,332	(4) (5) (6)
Diligent Corporation	Professional Services	11.09%	L + 6.25%	08/04/25	15,129	15,019	15,091	(4) (5) (6)
Diligent Corporation	Professional Services	11.08%	L + 6.25%	08/04/25	1,900	552	565	(4) (5) (6) (7)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC	Household Products	13.67%	S + 8.75%	09/21/26	25,660	25,039	23,415	(4) (5) (6)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	10.16%	L + 5.00%	04/02/25	31,853	31,505	31,455	(4) (5) (6)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		L + 5.00%	04/02/25	2,800	(27)	(35)	(4) (5) (6) (7)
Lithium Technologies, Inc.	Interactive Media & Services	12.67%	S + 8.00%	01/03/24	58,727	58,598	56,965	(4) (5) (6)
Lithium Technologies, Inc.	Interactive Media & Services	12.67%	S + 8.00%	01/03/24	3,371	1,341	1,247	(4) (5) (6) (7)
Picture Head Midco LLC	Entertainment	11.69%	S + 6.75%	08/31/23	28,667	28,592	28,165	(4) (5) (6)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.08%	S + 9.25% (incl. 3.50% PIK)	03/15/25	18,928	18,876	17,982	(4) (5) (6) (8)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.12%	S + 9.25% (incl. 3.50% PIK)	03/15/25	1,381	1,373	1,312	(4) (5) (6)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.15%	S + 9.25% (incl. 3.50% PIK)	03/15/25	691	691	656	(4) (5) (6) (8)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		L + 3.50% PIK	03/21/24	7,019	1,703	1,106	(6) (9)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		L + 3.50% PIK	03/21/24	901	901	315	(6) (9)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	11.09%	L + 6.25%	07/02/25	18,969	18,823	18,447	(4) (5)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	10.65%	L + 5.50%	06/29/27	15,258	15,086	14,762	(4) (5) (6)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		P + 4.50%	06/29/27	443	(5)	(14)	(4) (5) (6) (7)
Wine.com, LLC	Beverages	12.04%	S + 7.00%	11/14/24	9,600	9,607	9,600	(4) (5) (6)
Wine.com, LLC	Beverages	12.00%	12.00% PIK	11/14/24	3,450	4,810	5,715	(4) (6) (8)
Wine.com, LLC	Beverages	12.04%	S + 7.00%	11/14/24	2,300	2,302	2,300	(4) (6)
Wine.com, LLC	Beverages	12.00%	12.00% PIK	11/14/24	960	419	630	(4) (6) (7) (8)
Xactly Corporation	IT Services	12.14%	S + 7.25%	07/31/25	40,879	40,504	40,266	(4) (5) (6)
Xactly Corporation	IT Services		S + 7.25%	07/31/25	2,554	(23)	(38)	(4) (5) (6) (7)
Total 1st Lien/Senior Secured Debt						319,365	308,840

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (10) - 15.46%
Doxim, Inc.	Diversified Financial Services	11.24%	S + 6.40%	08/31/24	$30,617	$30,353	$28,474	(4) (5) (6)
Doxim, Inc.	Diversified Financial Services	11.24%	S + 6.40%	08/31/24	23,681	23,480	22,023	(4) (5) (6)
Doxim, Inc.	Diversified Financial Services	11.84%	S + 7.00%	08/31/24	5,843	5,778	5,449	(4) (6)
Doxim, Inc.	Diversified Financial Services	12.84%	S + 8.00%	08/31/24	4,578	4,523	4,326	(4) (5) (6)
Doxim, Inc.	Diversified Financial Services	12.84%	S + 8.00%	08/31/24	3,400	3,364	3,213	(4) (6)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		L + 3.50% PIK	03/21/24	19,143	13,617	—	(5) (6) (9)
Total 1st Lien/Last-Out Unitranche						81,115	63,485
2nd Lien/Senior Secured Debt - 29.60%
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	11/11/25	$12,850	$11,531	$1,799	(4) (5) (6) (9)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			05/11/26	16,405	—	—	(4) (5) (6) (11)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	12.25%	L + 7.50%	07/31/25	10,500	10,394	10,159	(4) (5) (6)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	12.25%	L + 7.50%	07/31/25	8,610	8,495	8,330	(4) (6)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	12.25%	L + 7.50%	07/31/25	3,061	2,996	2,961	(4) (5) (6)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	12.25%	L + 7.50%	07/31/25	2,700	2,670	2,612	(4) (5) (6)
Odyssey Logistics & Technology Corporation	Road & Rail	12.84%	L + 8.00%	10/12/25	28,152	27,893	26,041	(4) (5)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	13.88%	S + 9.00%	12/22/23	20,000	19,916	19,750	(5) (6)
Spectrum Plastics Group, Inc.	Containers & Packaging	11.84%	L + 7.00%	01/31/26	9,975	9,954	8,968	(4) (5)
YI, LLC (dba Young Innovations)	Health Care Equipment & Supplies	12.59%	L + 7.75%	11/07/25	22,903	22,621	21,700	(4) (5) (6)
Zep Inc.	Chemicals	13.41%	L + 8.25%	08/11/25	34,878	34,543	19,183	(4) (5)
Total 2nd Lien/Senior Secured Debt						151,013	121,503
Unsecured Debt - 1.70%
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	13.25%	13.25% PIK	12/22/23	$7,175	$7,164	$6,978	(6)
Total Unsecured Debt						7,164	6,978

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate	Initial Acquisition Date(12)	Par/Shares (3)	Cost	Fair Value	Footnotes
Preferred Stock - 1.31%
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	11.00% PIK	12/22/16	1,600	$1,496	$2,845	(6) (11)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		05/23/19	15,025,203	6,010	—	(5) (6) (11)
Wine.com, LLC	Beverages		11/14/18	337,425	2,900	216	(4) (6) (11)
Wine.com, LLC	Beverages		03/03/21	78,199	1,933	2,320	(4) (6) (11)
Total Preferred Stock					12,339	5,381
Common Stock - 2.16%
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	Health Care Providers & Services		03/30/18	12,370	$1,668	$2,066	(4) (6) (13)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	Health Care Providers & Services		03/30/18	11,675	232	534	(4) (6) (13) (14)
Country Fresh Holding Company Inc.	Food Products		04/29/19	986	1,232	—	(4) (5) (6) (11)
Elah Holdings, Inc.	Capital Markets		05/09/18	69,386	3,354	3,354	(4) (6) (11) (13)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		05/23/19	7,026,420	—	—	(5) (6) (11)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		10/15/21	426,294	—	—	(6) (11)
Yasso, Inc.	Food Products		03/23/17	1,360	1,360	2,904	(4) (6) (11)
Total Common Stock					7,846	8,858
Warrants - 0.01%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	2,974	$1,096	$—	(4) (6) (11)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	311	115	—	(4) (6) (11)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	62	23	—	(4) (6) (11)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products		12/22/16	44	104	57	(6) (11)
Total Warrants					1,338	57
Investments in Affiliated Money Market Fund - 14.58%
Goldman Sachs Financial Square Government Fund - Institutional Shares				59,845,837	$59,846	$59,846	(5) (15) (16)
Total Investments in Affiliated Money Market Fund					59,846	59,846
Total Investments - 140.06%					$640,026	$574,948

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(1)	Percentages are based on net assets.

(2)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), Euribor ("E"), SOFR including SOFR adjustment, if any, ("S"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of March 31, 2023, rates for the 12 month, 6 month, 3 month and 1 month L are 5.31%, 5.31%, 5.19% and 4.86%, respectively. As of March 31, 2023, 1 month E was 2.91%, 1 month S was 4.80%, 3 month S was 4.91%, P was 8.00%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2023.

(3)

Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, or Euro ("€").

(4)

Represents co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

(5)	All, or a portion of, the assets are pledged as collateral for the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”). See Note 6 “Debt”.

(6)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.

(7)

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

(8)	The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 "Significant Accounting Policies".

(9)	The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".

(10)

In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

(11)	Non-income producing security.

(12)

Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of March 31, 2023, the aggregate fair value of these securities is $14,296 or 3.48% of the Company's net assets. The initial acquisition dates have been included for such securities.

(13)

As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.

(14)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023, the aggregate fair value of these securities is $534 or 0.09% of the Company’s total assets.

(15)	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

(16)	The annualized seven-day yield as of March 31, 2023 is 4.72%.

PIK	Payment-In-Kind

0

ADDITIONAL INFORMATION
Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	U.S. Dollar 1,712	Euro 1,692	10/04/24	$(158)
				$(158)

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

(1)

Represents co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions.”

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

(9)

Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of December 31, 2022, the aggregate fair value of these securities is $14,211 or 3.52% of the Company's net assets. The initial acquisition dates have been included for such securities.

(10)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, the aggregate fair value of these securities is $714 or 0.12% of the Company’s total assets.

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

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien debt, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2022, included in the Company’s annual report on Form 10-K, which was filed with the U.S Securities and Exchange Commission (the "SEC") on March 2, 2023. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Prepayment premiums	$—	$552
Accelerated amortization of upfront loan origination fees and unamortized discounts	$9	$441

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2023, the Company had certain investments held in 2 portfolio companies on non-accrual status, which represented 4.8% and 0.6% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively. As of December 31, 2022, the Company had certain investments held in 3 portfolio companies on non-accrual status, which represented 9.0% and 0.5% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively.

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
(3)
The Independent Valuation Advisors' preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the controllers group of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Asset Management Private Investment Valuation and Side Pocket Working Group of the Asset Management Valuation Committee (the “Asset Management Private Investment Valuation and Side Pocket Working Group”), which is comprised of a number of representatives from different functions and areas of expertise related to GSAM’s business and controls who are independent of the investment decision making process;
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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2023 and December 31, 2022, the Company held an aggregate cash balance of $12,246 and $10,001. Foreign currency of $1,555 and $964 (acquisition cost of $1,541 and $899) is included in cash as of March 31, 2023 and December 31, 2022.

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

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment assets and liabilities, if any, are included with the net change in unrealized gains (losses) on foreign currency translations in the Consolidated Statements of Operations.

Foreign securities and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices to be more volatile than those of comparable U.S. companies or U.S. government securities.

Derivatives

The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts is recorded on the Consolidated Statements of Financial Condition by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedules of Investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value, and records changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts recorded in the Consolidated Statements of Operations.

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense and any income tax penalties under expenses in the Consolidated Statements of Operations.

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

The Company has elected to be treated as a RIC commencing with its taxable year ended December 31, 2016. So long as the Company maintains its qualification for tax treatment as a RIC, it will generally not be required to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s Unitholders and will not be reflected in the consolidated financial statements of the Company.

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

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the Unitholder’s tax basis in its Units. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to common Units or distributable earnings, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common Unitholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its Unitholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its Unitholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. As described in Note 1 – “Organization,” the Company’s investment period ended on May 5, 2019. The Company has, and currently intends to continue to, make distributions of the net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments) until the Company’s term ends and the Company is dissolved. The specific tax characteristics of the Company’s distributions will be reported to Unitholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of, and amendments to, the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”). These costs are amortized using the straight-line method over the term of the JPM Revolving Credit Facility. Deferred financing costs related to the JPM Revolving Credit Facility are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.

3. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

The Company entered into an investment advisory agreement effective as of April 11, 2016 (the “Investment Advisory Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser manages the Company’s investment program and related activities.

Management Fee

The Company pays the Investment Adviser a management fee (the “Management Fee”), payable quarterly in arrears, equal to 0.375% (i.e., an annual rate of 1.50%) of the average of the NAV of the Company (including un-invested cash and cash equivalents) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company's NAV as of such quarter-end). The Management Fee for any partial quarter will be appropriately prorated. The Investment Adviser waives a portion of its management fee payable by the Company in an amount equal to the management fees it earns as an investment adviser for any affiliated money market funds in which the Company invests.

For the three months ended March 31, 2023 and 2022, Management Fees amounted to $1,511 and $2,015. As of March 31, 2023, $1,511 remained payable.

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

For the three months ended March 31, 2023 and 2022, the Company accrued unvested Incentive Fees of $1,214 and $1,206. As of March 31, 2023, $48,820 was payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three months ended March 31, 2023 and 2022, there have been no reimbursements from the Investment Adviser pursuant to this provision.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as it determines to be commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s custodian (the “Custodian”).

For the three months ended March 31, 2023 and 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $154 and $174. As of March 31, 2023, $164 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three months ended March 31, 2023 and 2022, the Company incurred expenses for services provided by the Transfer Agent of $18 and $19. As of March 31, 2023, $14 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$62,374	$34,311	$(36,839)	$—	$—	$59,846	$644
Collaborative Imaging, LLC (dba Texas Radiology Associates)	3,019	—	—	—	(419)	2,600	33
Elah Holdings, Inc.	3,353	—	—	—	1	3,354	—
Total Non-Controlled Affiliates	$68,746	$34,311	$(36,839)	$—	$(418)	$65,800	$677
For the Year Ended December 31, 2022
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$125,127	$498,241	$(560,994)	$—	$—	$62,374	$1,026
Collaborative Imaging, LLC (dba Texas Radiology Associates)	3,366	—	—	—	(347)	3,019	177
Elah Holdings, Inc.	3,354	—	—	—	(1)	3,353	—
Total Non-Controlled Affiliates	$131,847	$498,241	$(560,994)	$—	$(348)	$68,746	$1,203

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2023		December 31, 2022
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$319,365	$308,840	$321,402	$312,364
1st Lien/Last-Out Unitranche	81,115	63,485	81,054	64,320
2nd Lien/Senior Secured Debt	151,013	121,503	179,135	123,121
Unsecured Debt	7,164	6,978	7,160	6,996
Preferred Stock	12,339	5,381	12,339	5,305
Common Stock	7,846	8,858	8,746	8,816
Warrants	1,338	57	1,337	90
Total	$580,180	$515,102	$611,173	$521,012

The industry composition of the Company’s investments at fair value and net assets was as follows:

	March 31, 2023		December 31, 2022
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Diversified Financial Services	17.0%	21.3%	17.0%	21.9%
Interactive Media & Services	15.2	19.0	14.9	19.2
Health Care Equipment & Supplies	8.1	10.1	8.0	10.3
Professional Services	8.0	10.0	7.8	10.1
IT Services	7.8	9.8	8.2	10.6
Food Products	6.3	7.9	6.2	8.0
Transportation Infrastructure	6.1	7.7	6.1	7.9
Entertainment	5.5	6.9	5.4	7.1
Road & Rail	5.1	6.4	5.0	6.4
Household Products	4.5	5.7	4.7	6.0
Beverages	4.0	5.1	4.0	5.1
Chemicals	3.7	4.7	4.0	5.2
Commercial Services & Supplies	2.9	3.6	2.8	3.7
Diversified Consumer Services	2.6	3.3	2.7	3.5
Containers & Packaging	1.7	2.2	1.7	2.2
Capital Markets	0.7	0.8	0.6	0.8
Health Care Providers & Services	0.5	0.6	0.6	0.7
Building Products	0.3	0.4	0.3	0.4
Total	100.0%	125.5%	100.0%	129.1%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2023	December 31, 2022
United States	97.5%	97.5%
Canada	2.5	2.5
Total	100.0%	100.0%

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

Derivative Contracts

Over-the-counter ("OTC") derivatives (both centrally cleared and bilateral) are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, calibration to market-clearing transactions, broker or dealer quotations, or other alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument, as well as the availability of pricing information in the market. The Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, voluntary and involuntary prepayment rates, loss severity rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, model inputs can generally be verified and model selection does not involve significant management judgment. OTC derivatives are classified within Level 2 of the fair value hierarchy when significant inputs are corroborated by market evidence.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2023 and December 31, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of March 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$288,972	Discounted cash flows	Discount Rate	9.2% - 38.6%	13.9%
	1,421	Collateral analysis	Recovery Rate	15.8% - 35.0%	20.0%
1st Lien/Last-Out Unitranche	63,485	Discounted cash flows	Discount Rate	—	16.0%
2nd Lien/Senior Secured Debt	65,512	Discounted cash flows	Discount Rate	12.5% - 15.1%	13.6%
	1,799	Comparable multiples	EV/EBITDA(6)	—	10.1x
Unsecured Debt	6,978	Discounted cash flows	Discount Rate	—	17.4%
Equity
Preferred Stock	2,845	Comparable multiples	EV/EBITDA(6)	—	12.0x
	2,536	Comparable multiples	EV/Revenue	—	0.8x
Common Stock	5,954	Discounted cash flows	Discount Rate	16.4% - 29.7%	24.8%
	2,178	Comparable multiples	EV/EBITDA(6)	—	9.0x
	726	Comparable multiples	EV/Revenue	—	1.8x
Warrants	57	Comparable multiples	EV/EBITDA(6)	—	12.0x

As of December 31, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$293,188	Discounted cash flows	Discount Rate	9.9% - 35.2%	14.1%
	871	Comparable multiples	EV/EBITDA(6)	—	3.5x
1st Lien/Last-Out Unitranche	64,320	Discounted cash flows	Discount Rate	14.6% - 15.0%	14.7%
2nd Lien/Senior Secured Debt	65,562	Discounted cash flows	Discount Rate	12.7% - 14.8%	13.7%
	1,799	Comparable multiples	EV/EBITDA(6)	—	9.9x
Unsecured Debt	6,996	Discounted cash flows	Discount Rate	—	16.1%
Equity
Preferred Stock	$2,769	Comparable multiples	EV/EBITDA(6)	—	13.0x
	2,536	Comparable multiples	EV/Revenue	—	0.8x
Common Stock	6,372	Discounted cash flows	Discount Rate	16.3% - 30.0%	24.7%
	1,833	Comparable multiples	EV/EBITDA(6)	—	10.1x
	611	Comparable multiples	EV/Revenue	—	1.8x
Warrants	90	Comparable multiples	EV/EBITDA(6)	—	13.0x

(1)
As of March 31, 2023, included within Level 3 assets of $442,463 is an amount of $0 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $424,947 or 99.2% of Level 3 bank loans, corporate debt, and other debt obligations.
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
(4)
The range for an asset category consisting of a single investment, if any is not meaningful and therefore has been excluded.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2023				December 31, 2022
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$18,447	$290,393	$308,840	$—	$18,305	$294,059	$312,364
1st Lien/Last-Out Unitranche	—	—	63,485	63,485	—	—	64,320	64,320
2nd Lien/Senior Secured Debt	—	54,192	67,311	121,503	—	55,760	67,361	123,121
Unsecured Debt	—	—	6,978	6,978	—	—	6,996	6,996
Preferred Stock	—	—	5,381	5,381	—	—	5,305	5,305
Common Stock	—	—	8,858	8,858	—	—	8,816	8,816
Warrants	—	—	57	57	—	—	90	90
Affiliated Money Market Fund	59,846	—	—	59,846	62,374	—	—	62,374
Total assets	$59,846	$72,639	$442,463	$574,948	$62,374	$74,065	$446,947	$583,386
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$(158)	$—	$(158)	$—	$(150)	$—	$(150)

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2023
1st Lien/Senior Secured Debt	$294,059	$4,098	$(4)	$(1,665)	$(6,484)	$389	$—	$—	$290,393	$(1,664)
1st Lien/Last-Out Unitranche	64,320	—	—	(897)	(35)	97	—	—	63,485	(896)
2nd Lien/Senior Secured Debt	67,361	—	(28,186)	28,126	(70)	80	—	—	67,311	(130)
Unsecured Debt	6,996	—	—	(22)	—	4	—	—	6,978	(22)
Preferred Stock	5,305	—	—	76	—	—	—	—	5,381	76
Common Stock	8,816	—	(900)	942	—	—	—	—	8,858	42
Warrants	90	—	—	(33)	—	—	—	—	57	(33)
Total assets	$446,947	$4,098	$(29,090)	$26,527	$(6,589)	$570	$—	$—	$442,463	$(2,627)
For the Three Months Ended March 31, 2022
1st Lien/Senior Secured Debt	$414,364	$729	$(572)	$(753)	$(33,917)	$686	$—	$—	$380,537	$(762)
1st Lien/Last-Out Unitranche	132,708	343	—	(1,214)	(55,250)	547	—	—	77,134	(1,200)
2nd Lien/Senior Secured Debt	126,555	—	(12,529)	11,995	—	141	—	—	126,162	(536)
Unsecured Debt	6,019	—	—	75	—	4	—	—	6,098	75
Preferred Stock	12,048	—	—	(599)	—	—	—	—	11,449	(599)
Common Stock	9,095	—	—	221	—	—	—	—	9,316	221
Warrants	19	—	—	12	—	—	—	—	31	12
Total assets	$700,808	$1,072	$(13,101)	$9,737	$(89,167)	$1,378	$—	$—	$610,727	$(2,789)

(1)
Purchases may include PIK, capitalized fees, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2023 and December 31, 2022, approximates its carrying value because the JPM Revolving Credit Facility has variable interest based on selected short-term rates.

6. DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of March 31, 2023 and December 31, 2022, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities (which includes the JPM Revolving Credit Facility) was 408% and 373%.

The Company’s outstanding debt was as follows:

	March 31, 2023			December 31, 2022
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Revolving Credit Facility(1)	$133,630	$—	$131,597	$148,630	$—	$146,247

(1)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2023, the Company had outstanding borrowings denominated in USD of $104,593 and in Euros (EUR) of 24,900. As of December 31, 2022, the Company had outstanding borrowings denominated in USD of $119,593 and in EUR of 24,900.

The weighted average interest rates of the aggregate borrowings outstanding for the three months ended March 31, 2023 and for the year ended December 31, 2022 were 7.58% and 3.46%. The weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2023 and for the year ended December 31, 2022 was $136,808 and $232,041.

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

The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2023, the total commitments under the JPM Revolving Credit Facility were $133,630. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the sixth anniversary of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $8,212 were incurred in connection with obtaining and amending the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of March 31, 2023 and December 31, 2022, outstanding deferred financing costs were $866 and $1,197.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Borrowing interest expense	$2,558	$2,477
Facility fees	23	35
Amortization of financing costs	331	330
Total	$2,912	$2,842
Weighted average interest rate	7.58%	3.49%
Average outstanding balance	$136,808	$287,953

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

For the three months ended March 31, 2023 and 2022, the Company’s average USD notional exposure to foreign currency forward contracts was $1,712 and $934.

The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Financial Condition, all of which are with Bank of America, N.A., was as follows:

	March 31, 2023	December 31, 2022
Gross Amount of Assets	$—	$—
Gross Amount of Liabilities	(158)	$(150)
Net Amount of Assets or (Liabilities)	$(158)	$(150)
Collateral (Received) Pledged (1)	—	—
Net Amounts (2)	$(158)	$(150)

(1)
Amount excludes excess cash collateral paid, if any
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net realized gain (loss) on foreign currency forward contracts	$—	$14
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(8)	12
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(8)	$26

8. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2023			December 31, 2022
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,097,430	$60,359	95%	$1,097,430	$60,359	95%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of March 31, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	March 31, 2023	December 31, 2022
1st Lien/Senior Secured Debt
CorePower Yoga LLC	$1,071	$714
Diligent Corporation	1,330	1,330
Internet Truckstop Group, LLC (dba Truckstop)	2,800	2,800
Lithium Technologies, Inc.	2,023	2,023
VRC Companies, LLC (dba Vital Records Control)	443	443
Wine.com, LLC	960	960
Xactly Corporation	2,554	—
Total	$11,181	$8,270

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

The Company did not make a distribution for the three months ended March 31, 2023.

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit

For the Three Months Ended March 31, 2022
February 3, 2022	February 3, 2022	February 17, 2022	$8.89	(1)

(1)
$4.65 is considered return of capital distribution.

10. EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per unit:

	For the Three Months Ended
	March 31, 2023	March 31, 2022

Net increase in Members’ Capital from operations	$6,881	$6,831
Weighted average Units outstanding	10,687,877	10,687,877
Basic and diluted earnings per unit	$0.64	$0.64

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

11. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Per Unit Data:(1)
NAV, beginning of period	$37.76	$54.79
Net investment income	1.05	1.07
Net realized and unrealized gains (losses)(2)	(0.40)	(0.43)
Net increase in Members' Capital from operations(2)	0.65	0.64
Distributions declared:
From return of capital	—	(4.65)
From net investment income	—	(4.24)
Total distributions declared	—	(8.89)
Total increase in Members' Capital	0.65	(8.25)
NAV, end of period	$38.41	$46.54
Units outstanding, end of period	10,687,877	10,687,877
Weighted average units outstanding	10,687,877	10,687,877
Total return based on NAV(3)	1.72%	1.17%
Supplemental Data/Ratio(4):
Members’ Capital, end of period	$410,492	$497,435
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	2.08%	1.90%
Ratio of interest and other debt expenses to average Members’ Capital	2.90%	2.13%
Ratio of incentive fees to average Members’ Capital	0.30%	0.22%
Ratio of total expenses to average Members’ Capital	5.28%	4.25%
Ratio of net investment income (loss) to average Members’ Capital	12.08%	9.22%
Portfolio turnover	1%	—	(5)

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

On May 3, 2023 the Board of Directors approved and authorized an extension of the term of the Company from May 5, 2024 to May 5, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs Private Middle Market Credit LLC or Goldman Sachs Private Middle Market Credit LLC, together with its consolidated subsidiaries, as the context may require. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company that has been focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through March 31, 2023, we have originated $2.30 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We have sought to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

During our investment period, we sought to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in private middle-market credit obligations and related instruments. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. “Middle market” is used to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time and non-recurring items that are outside the operations of these companies. While, as a result of fluctuations in the net asset value (“NAV”) of one asset relative to other assets, private middle-market credit obligations and related instruments may represent less than 80% of our net assets (plus any borrowings for investment purposes) at any time, we could not invest, under normal circumstances, more than 20% of our net assets (plus any borrowings for investment purposes) in securities and other instruments that were not private middle-market credit obligations and related instruments. To the extent we determined to invest indirectly in private middle-market credit obligations and related instruments, we would invest through certain synthetic instruments, including derivatives that had similar economic characteristics to private middle-market credit obligations. For purposes of determining compliance with our 80% policy, each applicable derivative instrument will be valued based upon its market value. We will notify our Unitholders at least 60 days prior to any change to the 80% investment policy described above.

We have also originated “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants. Such covenant-lite loans may not include terms that allow the lender to monitor the performance of the borrower or to declare a default if certain criteria are breached. These flexible covenants (or the absence of covenants) could permit borrowers to experience a significant downturn in their results of operations without triggering any default that would permit holders of their debt (such as us) to accelerate indebtedness or negotiate terms and pricing. In the event of default, covenant-lite loans may recover less value than traditional loans as the lender may not have an opportunity to negotiate with the borrower prior to such default.

We expect that at least 70% of our total assets will be invested, directly or indirectly, in middle-market companies domiciled in the United States. However, we may from time to time invest opportunistically in large U.S. companies, non-U.S. companies, stressed or distressed debt, structured products, private equity or other opportunities, subject to limits imposed by the Investment Company Act.

While our investment program has been focused primarily on debt investments, our investments may include equity features, such as a direct investment in the equity or convertible securities of a portfolio company or warrants or options to buy a minority interest in a portfolio company. Any warrants we may receive with debt securities will generally require only a nominal cost to exercise, so as a portfolio company appreciates in value, we may achieve additional investment return from these equity investments. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In many cases, we may also obtain registration rights in connection with these equity investments, which may include demand and “piggyback” registration rights.

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages.” in our annual report on Form 10-K for the year ended December 31, 2022.

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

Expenses

Our primary operating expenses include the payment of the management fee (the “Management Fee”) and the incentive fee (the “Incentive Fee”) to our Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. Pursuant to an investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”), Company expenses borne by us in the ordinary course on an annual basis (excluding Management Fees, Incentive Fees, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to us by holders of common units of our limited liability company interests (“Units”); provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. We bear all other expenses of our operations and transactions in accordance with our Investment Advisory Agreement and administration agreement (the “Administration Agreement”), including:

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

Leverage

The revolving credit facility with JPMorgan Chase Bank, National Association (the "JPM Revolving Credit Facility") allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of March 31, 2023 and December 31, 2022, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility) was 408% and 373%. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as the Company, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the "Board of Directors" or the "Board") of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$319.37	$308.84	$321.40	$312.36
First Lien/Last-Out Unitranche	81.11	63.48	81.05	64.32
Second Lien/Senior Secured Debt	151.01	121.50	179.13	123.12
Unsecured Debt	7.16	6.98	7.16	7.00
Preferred Stock	12.34	5.38	12.34	5.30
Common Stock	7.85	8.86	8.75	8.82
Warrants	1.34	0.06	1.34	0.09
Total investments	$580.18	$515.10	$611.17	$521.01

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	11.8%	13.6%	11.6%	13.1%
First Lien/Last-Out Unitranche(2)(3)	10.6	17.6	10.3	15.6
Second Lien/Senior Secured Debt(2)	12.4	19.9	10.0	18.3
Unsecured Debt(2)	13.5	17.5	13.4	16.1
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	11.4%	15.3%	10.6%	14.3%

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

As of March 31, 2023, the total portfolio weighted average yield measured at amortized cost and fair value was 11.4% and 15.3%, as compared to 10.6% and 14.3%, as of December 31, 2022. The increase in the weighted average yield at amortized cost and fair value was primarily driven by rising interest rates, increase in market volatility and widening of credit spreads. Within the First Lien/Last-Out Unitranche, the increase in weighted average yield at fair value was primarily driven by the financial underperformance of Doxim, Inc. Within Second Lien/Senior Secured Debt, the increase in weighted average yield at amortized cost was primarily driven by the exit of a non-accrual position, National Spine and Pain Centers, LLC. The increase in weighted average yield at fair value was primarily driven by the financial underperformance of Zep, Inc. Within Unsecured Debt, the increase in weighted average yield at fair value was primarily driven by the near-term maturity of Recipe Acquisition Corp.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	March 31, 2023	December 31, 2022
Number of portfolio companies	24	25
Percentage of performing debt bearing a floating rate(1)	97.3%	97.4%
Percentage of performing debt bearing a fixed rate(1)(2)	2.7%	2.6%
Weighted average leverage (net debt/EBITDA)(3)	6.5x	6.3x
Weighted average interest coverage(3)	1.4x	1.5x
Median EBITDA(3)	$67.1 million	$63.9 million

(1)
Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)
Includes income producing preferred stock investments, if applicable.
(3)
For a particular portfolio company, we calculate the level of contractual indebtedness net of cash (“net debt”) owed by the portfolio company and compare that amount to measures of cash flow available to service the net debt. To calculate net debt, we include debt that is both senior and pari passu to the tranche of debt owned by us but exclude debt that is legally and contractually subordinated in ranking to the debt owned by us. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual rights of repayment of the tranche of debt owned by us relative to other senior and junior creditors of a portfolio company. We typically calculate cash flow available for debt service at a portfolio company by taking EBITDA for the trailing twelve-month period. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

For a particular portfolio company, we also calculate the level of contractual interest expense owed by the portfolio company and compare that amount to EBITDA (“interest coverage ratio”). We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual interest obligations of the portfolio company. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Median EBITDA is based on our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of March 31, 2023 and December 31, 2022, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 26.0% and 26.2%, of total debt investments at fair value.

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

Our Investment Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale:

	As of
	March 31, 2023		December 31, 2022
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	456.61	88.7	481.71	92.5
Grade 3	55.27	10.7	36.63	7.0
Grade 4	3.22	0.6	2.67	0.5
Total Investments	$515.10	100.0%	$521.01	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2023		December 31, 2022
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$552.43	95.2%	$556.06	91.0%
Non-accrual	27.75	4.8	55.11	9.0
Total Investments	$580.18	100.0%	$611.17	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	($ in millions)
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$1.01	$44.78
First Lien/Last-Out Unitranche	0.04	55.25
Total	$1.05	$100.03
Net (decrease) in portfolio	$(1.05)	$(100.03)
Number of new portfolio companies with new investment commitments	—	—
Total new investment commitment amount in new portfolio companies	$—	$—
Average new investment commitment amount in new portfolio companies	$—	$—
Number of existing portfolio companies with new investment commitments	—	—
Total new investment commitment amount in existing portfolio companies	$—	$—
Weighted average remaining term for new investment commitments (in years)(2)	—	—
Percentage of new debt investment commitments at cost for floating interest rates	N/A	N/A
Percentage of new debt investment commitments at cost for fixed interest rates	N/A	N/A
Weighted average yield on new debt and income producing investment commitments(3)	N/A	N/A
Weighted average yield on new investment commitments(4)	N/A	N/A
Weighted average yield on debt and income producing investments sold or repaid(5)	10.9%	7.9%
Weighted average yield on investments sold or repaid(6)	10.9%	7.9%

(1)
Figures for new investment commitments are shown net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close. Figures for new investment commitments may also include positions originated during the period but not held at the reporting date. Figures for investments sold or repaid, excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	($ in millions)
Total investment income	$17.43	$17.98
Net expenses	6.22	6.58
Net investment income	11.21	11.40
Net realized gain (loss) on investments	(29.09)	(13.10)
Net unrealized appreciation (depreciation) on investments	25.08	7.82
Net realized and unrealized gain (losses) on forward contracts, translations and transactions	(0.34)	0.76
Income tax (provision) benefit, realized and unrealized gain/loss	0.02	(0.05)
Net increase (decrease) in Members’ Capital from operations	$6.88	$6.83

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	($ in millions)
Interest income	$15.70	$16.75
Payment-in-kind income	0.97	0.97
Dividend income	0.68	0.06
Other income	0.08	0.20
Total investment income	$17.43	$17.98

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, decreased from $16.75 million for the three months ended March 31, 2022 to $15.70 million for the three months ended March 31, 2023, primarily due to a decrease in the size of our portfolio as the Company continues to winddown.

Expenses

Our expenses were as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	($ in millions)
Interest and other debt expenses	$2.91	$2.84
Management fees	1.51	2.01
Incentive fees	1.21	1.21
Professional fees	0.27	0.17
Directors’ fees	0.05	0.05
Other general and administrative expenses	0.27	0.30
Total expenses	$6.22	$6.58

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended
	March 31, 2023		March 31, 2022
	(in millions)
National Spine and Pain Centers, LLC	(29.09)		$—
Chase Industries, Inc. (dba Senneca Holdings)	—		(12.53)
Other, net	—	(1)	(0.57)
Net realized gain (loss)	$(29.09)		$(13.10)

(1) Amount rounds to less than $0.01.

For the three months ended March 31, 2023, net realized losses were driven by the exit of our investments in one portfolio company. In February 2023, we fully exited our second lien debt investment and common stock investment in National Spine and Pain Centers, LLC., which resulted in a realized loss of $29.09 million.

For the three months ended March 31, 2022, net realized losses were primarily driven by the amendment of one of our second lien debt investments in Chase Industries, Inc. (dba Senneca Holdings) to a non-income producing debt resulting in realized loss of $12.53 million.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	($ in millions)
Unrealized appreciation	$30.43	$13.98
Unrealized depreciation	(5.35)	(6.16)
Net change in unrealized appreciation (depreciation) on investments	$25.08	$7.82

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended March 31, 2023
($ in millions)
Portfolio Company:
National Spine and Pain Centers, LLC	$29.15
Yasso, Inc.	0.46
Diligent Corporation	0.30
Viant Medical Holdings, Inc.	0.18
Xactly Corporation	0.16
Vantage Mobility International, LLC	(0.32)
Other, net(1)	(0.56)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC	(0.67)
Doxim, Inc.	(0.90)
Wine.com, LLC	(0.95)
Zep Inc.	(1.77)
Total	$25.08

(1)
Includes gross unrealized appreciation of $0.18 million and gross unrealized depreciation of ($0.74) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2023 was driven by the reversal of unrealized depreciation in connection with the aforementioned exit of our second lien investment and common stock investment in National Spine and Pain Centers, LLC.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to the JPM Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2023 and December 31, 2022, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility) was 408% and 373%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

We had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2023			December 31, 2022
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$60.36	95%	$1,097.43	$60.36	95%

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2023:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Revolving Credit Facility(1)	$131.60	$131.60	$—	$—	$—

(1)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2023, the Company had outstanding borrowings denominated in USD of $104.59 million and in Euros (EUR) of 24.90 million. As of December 31, 2022, the Company had outstanding borrowings denominated in USD of $119.59 million and in EUR of EUR 24.90 million.

JPM Revolving Credit Facility

On November 21, 2017, Goldman Sachs Private Middle Market Credit SPV LLC (“SPV”), our wholly owned subsidiary, entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, collateral administrator, bank and securities intermediary and we serve as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company also acts as our transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian. The Company amended the JPM Revolving Credit Facility on numerous occasions between August 17, 2018 and January 28, 2022.

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

The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2023, the total commitments under the JPM Revolving Credit Facility were $133.63 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the sixth anniversary of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at such time.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2023	December 31, 2022
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$11.18	$8.27
Total	$11.18	$8.27

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

RECENT DEVELOPMENTS

On May 3, 2023 our Board of Directors approved and authorized an extension of our term from May 5, 2024 to May 5, 2025.

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

As of March 31, 2023 and December 31, 2022, on a fair value basis, approximately 2.7% and 2.6%, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 97.3% and 97.4%, of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2023 Consolidated Statement of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2023 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	13.11	(2.99)	10.12
Up 200 basis points	8.74	(2.00)	6.74
Up 100 basis points	4.37	(1.00)	3.37
Up 75 basis points	3.28	(0.75)	2.53
Up 50 basis points	2.18	(0.50)	1.68
Up 25 basis points	1.09	(0.25)	0.84
Down 25 basis points	(1.09)	0.25	(0.84)
Down 50 basis points	(2.18)	0.50	(1.68)
Down 75 basis points	(3.28)	0.75	(2.53)
Down 100 basis points	(4.37)	1.00	(3.37)
Down 200 basis points	(8.74)	2.00	(6.74)
Down 300 basis points	(13.06)	2.99	(10.07)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be a party to certain legal proceedings, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 2, 2023. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Our business and the businesses of our portfolio companies are dependent on bank relationships and recent concerns associated with the banking system may adversely impact us.

The financial markets have recently experienced volatility in connection with concerns that some banks, especially small and regional banks, may have significant investment-related losses that might make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist certain banks and protect depositors, some banks have already been impacted and others may be adversely impacted, by such volatility. Our business and the businesses of our portfolio companies are dependent on bank relationships and we are proactively monitoring the financial health of these relationships. Continued strain on the banking system may adversely impact the business, financial condition and results of operations of us and our portfolio companies.

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

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Date: May 9, 2023	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: May 9, 2023	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: May 9, 2023	/s/ David Pessah
Name: David Pessah
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)

.