Form 10-Q
period 2023-06-30
Goldman Sachs Private Middle Market Credit LLC
filed 2023-08-08
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01215

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

As of August 8, 2023, there were 10,687,877 units of the limited liability company’s common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report, in our annual report on Form 10-K for the year ended December 31, 2022 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2023, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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
•
the relative and absolute performance of Goldman Sachs Asset Management, L.P. (the "Investment Adviser"), the investment adviser of the Company;
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
•
the impact of elevated inflation and rising interest rates and the risk of recession on our portfolio companies;
•
the effect of global climate change on our portfolio companies;
•
the impact of interruptions in the supply chain on our portfolio companies; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $576,978 and $605,919)	$512,458	$514,640
Non-controlled affiliated investments (cost of $5,254 and $5,254)	6,045	6,372
Total investments, at fair value (amortized cost of $582,232 and $611,173)	$518,503	$521,012
Investments in affiliated money market fund (cost of $58,649 and $62,374)	58,649	62,374
Cash	14,409	10,001
Interest and dividends receivable	6,856	7,879
Deferred financing costs	940	1,197
Other assets	219	105
Total assets	$599,576	$602,568
Liabilities
Debt	$120,764	$146,247
Interest and other debt expenses payable	2,406	2,411
Management fees payable	1,550	1,529
Incentive fees payable	50,976	47,606
Unrealized depreciation on foreign currency forward contracts	173	150
Accrued expenses and other liabilities	1,000	1,014
Total liabilities	$176,869	$198,957
Commitments and contingencies (Note 8)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (10,687,877 and 10,687,877 units issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	548,714	548,714
Distributable earnings (loss)	(126,007)	(145,103)
Total members’ capital	$422,707	$403,611
Total liabilities and members’ capital	$599,576	$602,568
Net asset value per unit	$39.55	$37.76

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$16,273	$14,503	$31,973	$31,259
Payment-in-kind income	914	1,048	1,887	2,018
Other income	37	52	116	252
From non-controlled affiliated investments:
Dividend income	707	128	1,384	185
Total investment income	$17,931	$15,731	$35,360	$33,714
Expenses:
Interest and other debt expenses	$2,802	$2,869	$5,714	$5,711
Management fees	1,550	1,721	3,061	3,736
Incentive fees	2,156	(470)	3,370	736
Professional fees	181	157	449	326
Directors’ fees	51	51	101	100
Other general and administrative expenses	228	314	490	610
Total expenses	$6,968	$4,642	$13,185	$11,219
Net investment income	$10,963	$11,089	$22,175	$22,495
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(4)	$307	$(29,094)	$(12,791)
Foreign currency forward contracts	—	24	—	38
Foreign currency transactions	9	(46)	66	(158)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	1,258	(15,319)	26,759	(7,539)
Non-controlled affiliated investments	91	(107)	(327)	(72)
Foreign currency forward contracts	(15)	10	(23)	22
Foreign currency translations	(176)	1,370	(567)	2,213
Net realized and unrealized gains (losses)	$1,163	$(13,761)	$(3,186)	$(18,287)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	$89	$14	$107	$(35)
Net increase (decrease) in members’ capital from operations	$12,215	$(2,658)	$19,096	$4,173
Weighted average units outstanding	10,687,877	10,687,877	10,687,877	10,687,877
Net investment income per unit (basic and diluted)	$1.03	$1.04	$2.07	$2.10
Earnings (loss) per unit (basic and diluted)	$1.14	$(0.25)	$1.79	$0.39

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Members’ capital at beginning of period	$410,492	$497,435	$403,611	$585,604
Increase (decrease) in members’ capital from operations:
Net investment income	$10,963	$11,089	$22,175	$22,495
Net realized gain (loss)	5	285	(29,028)	(12,911)
Net change in unrealized appreciation (depreciation)	1,158	(14,046)	25,842	(5,376)
(Provision) benefit for unrealized appreciation/depreciation on investments	89	14	107	(35)
Net increase (decrease) in members’ capital from operations	$12,215	$(2,658)	$19,096	$4,173
Distributions to unitholders from:
Return of capital	$—	$(65,000)	$—	$(114,654)
Distributable earnings	—	—	—	(45,346)
Total distributions to unitholders	$—	$(65,000)	$—	$(160,000)
Total increase (decrease) in members’ capital	$12,215	$(67,658)	$19,096	$(155,827)
Members’ capital at end of period	$422,707	$429,777	$422,707	$429,777
Distributions per unit	$—	$6.08	$—	$14.97

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2023	June 30, 2022

Cash flows from operating activities:
Net increase in members’ capital from operations:	$19,096	$4,173
Adjustments to reconcile net increase in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(4,637)	(3,116)
Payment-in-kind interest capitalized	(1,484)	(1,609)
Investments in affiliated money market fund, net	3,725	81,888
Proceeds from sales of investments and principal repayments	7,190	132,936
Net realized (gain) loss	29,094	12,801
Net change in unrealized (appreciation) depreciation on investments	(26,432)	7,611
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	80	23
Amortization of premium and accretion of discount, net	(1,222)	(2,881)
Amortization of deferred financing costs	571	665
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	1,023	949
(Increase) decrease in other assets	(114)	(1,302)
Increase (decrease) in interest and other debt expenses payable	(5)	(221)
Increase (decrease) in management fees payable	21	(439)
Increase (decrease) in incentive fees payable	3,370	737
Increase (decrease) in accrued expenses and other liabilities	(14)	(176)
Net cash provided by (used for) operating activities	$30,262	$232,039
Cash flows from financing activities:
Distributions paid	$—	$(160,000)
Financing costs paid	(314)	(34)
Repayments of debt	(25,483)	(73,555)
Net cash provided by (used for) financing activities	$(25,797)	$(233,589)
Net increase (decrease) in cash	4,465	(1,550)
Effect of foreign exchange rate changes on cash and cash equivalents	(57)	(45)
Cash, beginning of period	10,001	15,130
Cash, end of period	$14,409	$13,535
Supplemental and non-cash activities
Interest expense paid	$5,098	$5,203

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of June 30, 2023

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 73.28%
CorePower Yoga LLC	Diversified Consumer Services	12.54%	L + 7.00% (incl. 5.00% PIK)	05/14/25	$17,094	$16,998	$14,359	(4) (5) (6)
CorePower Yoga LLC	Diversified Consumer Services		L + 7.00% (incl. 5.00% PIK)	05/14/25	1,070	(6)	(171)	(4) (6) (7)
Diligent Corporation	Professional Services	9.66%	E + 6.25%	08/04/25	€23,356	26,869	25,423	(4) (5) (6)
Diligent Corporation	Professional Services	11.45%	S + 6.25%	08/04/25	15,090	14,991	15,052	(4) (5) (6)
Diligent Corporation	Professional Services	11.48%	S + 6.25%	08/04/25	1,900	896	907	(4) (6) (7)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	Household Products	13.97%	S + 8.75%	09/21/26	25,498	24,913	22,948	(4) (5) (6)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	10.89%	S + 5.00%	04/02/25	31,853	31,545	31,534	(4) (5) (6)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		S + 5.50%	04/02/25	2,800	(24)	(28)	(4) (6) (7)
Lithium Technologies, Inc.	Interactive Media & Services	13.08%	S + 8.00%	01/03/24	58,727	58,640	56,965	(4) (5) (6)
Lithium Technologies, Inc.	Interactive Media & Services	13.01%	S + 8.00%	01/03/24	3,371	2,355	2,259	(4) (6) (7)
Picture Head Midco LLC	Entertainment	12.06%	S + 6.75%	08/31/23	28,594	28,564	28,022	(4) (5) (6)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.45%	S + 9.25% (incl. 3.50% PIK)	03/14/25	19,330	19,365	18,364	(4) (5) (6) (8)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.46%	S + 9.25% (incl. 3.50% PIK)	03/14/25	1,410	1,403	1,340	(4) (5) (6)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.49%	S + 9.25% (incl. 3.50% PIK)	03/14/25	706	709	671	(4) (5) (6) (8)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		L + 3.50% PIK	03/21/24	7,260	1,703	—	(6) (9)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		L + 3.50% PIK	03/21/24	932	901	—	(6) (9)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	11.44%	L + 6.25%	07/02/25	18,920	18,789	18,731	(4) (5)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	10.72%	S + 5.50%	06/29/27	15,219	15,056	14,763	(4) (5) (6)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.50%	06/29/27	443	(5)	(13)	(4) (6) (7)
Wine.com, LLC	Beverages	12.35%	S + 7.00%	11/14/24	9,600	9,607	9,600	(4) (5) (6)
Wine.com, LLC	Beverages		12.00% PIK	11/14/24	3,556	4,810	5,890	(4) (6) (8) (9)
Wine.com, LLC	Beverages	12.35%	S + 7.00%	11/14/24	2,300	2,302	2,300	(4) (6)
Wine.com, LLC	Beverages		12.00% PIK	11/14/24	960	574	630	(4) (6) (7) (8) (9)
Xactly Corporation	IT Services	12.61%	S + 7.25%	07/31/25	40,879	40,439	40,266	(4) (5) (6)
Xactly Corporation	IT Services		S + 7.25%	07/31/25	2,554	(26)	(38)	(4) (6) (7)
Total 1st Lien/Senior Secured Debt						321,368	309,774

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of June 30, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (10) - 15.17%
Doxim, Inc.	Diversified Financial Services	11.59%	S + 6.40%	08/31/24	$30,617	$30,397	$28,780	(4) (5) (6)
Doxim, Inc.	Diversified Financial Services	11.59%	S + 6.40%	08/31/24	23,681	23,514	22,260	(4) (5) (6)
Doxim, Inc.	Diversified Financial Services	12.19%	S + 7.00%	08/31/24	5,828	5,774	5,493	(4) (6)
Doxim, Inc.	Diversified Financial Services	13.19%	S + 8.00%	08/31/24	4,566	4,520	4,349	(4) (5) (6)
Doxim, Inc.	Diversified Financial Services	13.19%	S + 8.00%	08/31/24	3,391	3,361	3,230	(4) (6)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		L + 3.50% PIK	03/21/24	19,768	13,617	—	(5) (6) (9)
Total 1st Lien/Last-Out Unitranche						81,183	64,112
2nd Lien/Senior Secured Debt - 29.10%
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	11/11/25	$12,850	$11,531	$1,799	(4) (5) (6) (9)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			05/11/26	16,405	—	—	(4) (5) (6) (11)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	14.27%	S + 9.00%	07/31/26	10,500	10,378	10,369	(4) (5) (6)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	14.27%	S + 9.00%	07/31/26	8,610	8,484	8,502	(4) (6)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	14.27%	S + 9.00%	07/31/26	3,061	2,994	3,023	(4) (5) (6)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	14.27%	S + 9.00%	07/31/26	2,700	2,666	2,666	(4) (5) (6)
Odyssey Logistics & Technology Corporation	Road & Rail	13.19%	L + 8.00%	10/12/25	28,152	27,916	26,076	(4) (5)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	14.39%	S + 9.00%	12/22/23	20,000	19,846	19,800	(5) (6)
Spectrum Plastics Group, Inc.	Containers & Packaging	12.58%	L + 7.00%	01/31/26	9,975	9,955	9,900	(4) (5)
YI, LLC (dba Young Innovations)	Health Care Equipment & Supplies	12.95%	S + 7.75%	11/07/25	22,903	22,645	21,700	(4) (5) (6)
Zep Inc.	Chemicals	13.79%	L + 8.25%	08/11/25	34,878	34,575	19,183	(4) (5)
Total 2nd Lien/Senior Secured Debt						150,990	123,018
Unsecured Debt - 1.66%
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	13.25%	13.25% PIK	12/21/23	$7,175	$7,168	$6,996	(6)
Total Unsecured Debt						7,168	6,996

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of June 30, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate	Initial Acquisition Date(12)	Par/Shares (3)	Cost	Fair Value	Footnotes
Preferred Stock - 0.95%
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	11.00% PIK	12/22/16	1,600	$1,496	$2,923	(6) (11)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		05/23/19	15,025,203	6,010	—	(5) (6) (11)
Wine.com, LLC	Beverages		11/14/18	337,425	2,900	455	(4) (6) (11)
Wine.com, LLC	Beverages		03/03/21	78,199	1,933	640	(4) (6) (11)
Total Preferred Stock					12,339	4,018
Common Stock - 2.49%
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	Health Care Providers & Services		03/30/18	12,370	$1,668	$2,108	(4) (6) (13)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	Health Care Providers & Services		03/30/18	11,675	232	584	(4) (6) (13) (14)
Country Fresh Holding Company Inc.	Food Products		04/29/19	986	1,232	—	(4) (5) (6) (11)
Elah Holdings, Inc.	Capital Markets		05/09/18	69,386	3,354	3,353	(4) (6) (11) (13)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		05/23/19	7,026,420	—	—	(5) (6) (11)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		10/15/21	426,294	—	—	(6) (11)
Yasso, Inc.	Food Products		03/23/17	1,360	1,360	4,491	(4) (6) (11)
Total Common Stock					7,846	10,536
Warrants - 0.01%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	2,974	$1,096	$—	(4) (6) (11)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	311	115	—	(4) (6) (11)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	62	23	—	(4) (6) (11)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products		12/22/16	44	104	49	(6) (11)
Total Warrants					1,338	49
Total Investments -122.66%					$582,232	$518,503
Investments in Affiliated Money Market Fund - 13.88%
Goldman Sachs Financial Square Government Fund - Institutional Shares				58,649,437	$58,649	$58,649	(5) (15) (16)
Total Investments in Affiliated Money Market Fund					58,649	58,649
Total Investments and Investments in Affiliated Money Market Fund - 136.54%					$640,881	$577,152

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of June 30, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), Euribor ("E"), SOFR including SOFR adjustment, if any, ("S"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of June 30, 2023, rates for the 12 month, 6 month, 3 month and 1 month L are 6.04%, 5.76%, 5.55% and 5.22%, respectively. As of June 30, 2023, 1 month E was 3.40%, 1 month S was 5.14%, 3 month S was 5.27%, P was 8.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2023.
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
(5)
All, or a portion of, the assets are pledged as collateral for the revolving credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Revolving Credit Facility”). See Note 6 “Debt”.
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
(11)
Non-income producing security.
(12)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of June 30, 2023, the aggregate fair value of these securities is $14,603 or 3.45% of the Company's net assets. The initial acquisition dates have been included for such securities.
(13)
As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.
(14)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, the aggregate fair value of these securities is $584 or 0.10% of the Company’s total assets.
(15)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(16)
The annualized seven-day yield as of June 30, 2023 is 5.02%.

PIK Payment-In-Kind

0

ADDITIONAL INFORMATION
Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	U.S. Dollar 1,712	Euro 1,692	10/04/24	$(173)
				$(173)

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

(2) All, or a portion of, the assets are pledged as collateral for the JPM Revolving Credit Facility. See Note 6 “Debt.”

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

Goldman Sachs Private Middle Market Credit LLC

Notes to the Consolidated Financial Statements

(in thousands, except unit and per unit amounts)

(Unaudited)

1. ORGANIZATION

Goldman Sachs Private Middle Market Credit LLC (the “Company”, which term refers to either Goldman Sachs Private Middle Market Credit LLC or Goldman Sachs Private Middle Market Credit LLC together with its consolidated subsidiaries, as the context may require), was initially established on December 23, 2015 as Private Middle Market Credit LP, a Delaware limited partnership, converted to a Delaware limited liability company on April 4, 2016 and commenced investment operations on July 1, 2016. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2016.

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

On May 6, 2016 (the “Initial Closing Date”), the Company began accepting subscription agreements (the “Subscription Agreements”) from investors acquiring common units of the Company’s limited liability company interests (the “Units”) in the Company’s private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the undrawn amount of their capital commitment to purchase Units each time the Company delivers a drawdown notice. On November 1, 2016, the Company’s board of directors (the “Board of Directors” or the “Board”) approved an amended and restated limited liability company agreement and approved an extension of the final date on which the Company would accept Subscription Agreements to May 5, 2017.

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

On May 3, 2023, the Board of Directors approved and authorized an extension of the Company's term from May 5, 2024 (the "Initial Expiration Date") to May 5, 2025. The term of the Company is subject to the Board of Directors’ right to liquidate the Company at any time and to extend the term of the Company for up to two additional successive one-year periods from the Initial Expiration Date. Upon the request of the Board of Directors and the approval of a majority-in-interest of the unitholders of the Company (the "Unitholders"), the term of the Company may be further extended.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2022, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on March 2, 2023. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiaries, PMMC Blocker I, LLC (formerly known as My-On PMMC Blocker, LLC), PMMC Blocker II, LLC, PMMC Blocker III, LLC, PMMC Wine I, LLC and Goldman Sachs Private Middle Market Credit SPV LLC (“SPV”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Prepayment premiums	$—	$—	$—	$552
Accelerated amortization of upfront loan origination fees and unamortized discounts	$1	$349	$10	$790

Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to the Company, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, the Company only receives its allocable portion of such fees when invested in the same portfolio company as another Account (as defined below) managed by the Investment Adviser.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2023, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 5.7% and 1.6% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively. As of December 31, 2022, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 9.0% and 0.5% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively.

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2023 and December 31, 2022, the Company held an aggregate cash balance of $14,409 and $10,001. Foreign currency of $2,157 and $964 (acquisition cost of $2,149 and $899) is included in cash as of June 30, 2023 and December 31, 2022.

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

Derivatives

The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts is recorded on the Consolidated Statements of Financial Condition by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedules of Investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting and, as such, the Company recognizes its derivatives at fair value, and records changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts recorded in the Consolidated Statements of Operations.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of, and amendments to, the JPM Revolving Credit Facility. These costs are amortized using the straight-line method over the term of the JPM Revolving Credit Facility. Deferred financing costs related to the JPM Revolving Credit Facility are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.

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

For the three and six months ended June 30, 2023, Management Fees amounted to $1,550 and $3,061. As of June 30, 2023, $1,550 remained payable. For the three and six months ended June 30, 2022, Management Fees amounted to $1,721 and $3,736.

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

“Contributed Capital” is the aggregate amount of capital contributions that have been made by all Unitholders in respect of their Units to the Company. All distributions (or deemed distributions), including investment income (i.e. proceeds received in respect of interest payments, dividends and fees) and proceeds attributable to the repayment or disposition of any Investment, to Unitholders will be considered a return of Contributed Capital. Unreturned Contributed Capital equals aggregate Contributed Capital minus cumulative distributions but is never less than zero.

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

For the three and six months ended June 30, 2023, the Company accrued unvested Incentive Fees of $2,156 and $3,370. As of June 30, 2023, $50,976 was payable in accordance with the terms of the Investment Advisory Agreement. For the three and six months ended June 30, 2022, the Company accrued unvested Incentive Fees of $(470) and $736.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and six months ended June 30, 2023 and 2022, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $137 and $291. As of June 30, 2023, $158 remained payable. For the three and six months ended June 30, 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $154 and $328.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $19 and $37. As of June 30, 2023, $13 remained payable. For the three and six months ended June 30, 2022, the Company incurred expenses for services provided by the Transfer Agent of $22 and $41.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$62,374	$122,503	$(126,228)	$—	$—	$58,649	$1,322
Collaborative Imaging, LLC (dba Texas Radiology Associates)	3,019	—	—	—	(327)	2,692	62
Elah Holdings, Inc.	3,353	—	—	—	—	3,353	—
Total Non-Controlled Affiliates	$68,746	$122,503	$(126,228)	$—	$(327)	$64,694	$1,384
For the Year Ended December 31, 2022
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$125,127	$498,241	$(560,994)	$—	$—	$62,374	$1,026
Collaborative Imaging, LLC (dba Texas Radiology Associates)	3,366	—	—	—	(347)	3,019	177
Elah Holdings, Inc.	3,354	—	—	—	(1)	3,353	—
Total Non-Controlled Affiliates	$131,847	$498,241	$(560,994)	$—	$(348)	$68,746	$1,203

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2023		December 31, 2022
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$321,368	$309,774	$321,402	$312,364
1st Lien/Last-Out Unitranche	81,183	64,112	81,054	64,320
2nd Lien/Senior Secured Debt	150,990	123,018	179,135	123,121
Unsecured Debt	7,168	6,996	7,160	6,996
Preferred Stock	12,339	4,018	12,339	5,305
Common Stock	7,846	10,536	8,746	8,816
Warrants	1,338	49	1,337	90
Total	$582,232	$518,503	$611,173	$521,012

The industry composition of the Company’s investments at fair value and net assets was as follows:

	June 30, 2023		December 31, 2022
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Diversified Financial Services	17.1%	21.0%	17.0%	21.9%
Interactive Media & Services	15.4	18.8	14.9	19.2
Professional Services	8.0	9.8	7.8	10.1
Health Care Equipment & Supplies	7.8	9.6	8.0	10.3
IT Services	7.8	9.5	8.2	10.6
Food Products	6.6	8.1	6.2	8.0
Transportation Infrastructure	6.1	7.5	6.1	7.9
Entertainment	5.4	6.6	5.4	7.1
Road & Rail	5.0	6.3	5.0	6.4
Household Products	4.4	5.4	4.7	6.0
Beverages	3.8	4.6	4.0	5.1
Chemicals	3.7	4.5	4.0	5.2
Commercial Services & Supplies	2.8	3.5	2.8	3.7
Diversified Consumer Services	2.7	3.4	2.7	3.5
Containers & Packaging	1.9	2.3	1.7	2.2
Capital Markets	0.6	0.8	0.6	0.8
Health Care Providers & Services	0.5	0.6	0.6	0.7
Building Products	0.4	0.4	0.3	0.4
Total	100.0%	122.7%	100.0%	129.1%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2023	December 31, 2022
United States	97.5%	97.5%
Canada	2.5	2.5
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2023 and December 31, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of June 30, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$291,043	Discounted cash flows	Discount Rate	9.8% — 43.7%	15.7%
1st Lien/Last-Out Unitranche	64,112	Discounted cash flows	Discount Rate	—	16.6%
2nd Lien/Senior Secured Debt	66,060	Discounted cash flows	Discount Rate	12.9% — 16.1%	14.2%
	1,799	Comparable multiples	EV/EBITDA(6)	—	9.6x
Unsecured Debt	6,996	Discounted cash flows	Discount Rate	—	18.6%
Equity
Preferred Stock	$2,923	Comparable multiples	EV/EBITDA(6)	—	11.0x
	1,095	Comparable multiples	EV/Revenue	—	0.6x
Common Stock	6,045	Discounted cash flows	Discount Rate	16.3% — 29.7%	24.7%
	4,491	Comparable multiples	EV/EBITDA(6)	—	16.8x
Warrants	49	Comparable multiples	EV/EBITDA(6)	—	11.0x

As of December 31, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$293,188	Discounted cash flows	Discount Rate	9.9% - 35.2%	14.1%
	871	Comparable multiples	EV/EBITDA(6)	—	3.5x
1st Lien/Last-Out Unitranche	64,320	Discounted cash flows	Discount Rate	14.6% — 15.0%	14.7%
2nd Lien/Senior Secured Debt	65,562	Discounted cash flows	Discount Rate	12.7% — 14.8%	13.7%
	1,799	Comparable multiples	EV/EBITDA(6)	—	9.9x
Unsecured Debt	6,996	Discounted cash flows	Discount Rate	—	16.1%
Equity
Preferred Stock	$2,769	Comparable multiples	EV/EBITDA(6)	—	13.0x
	2,536	Comparable multiples	EV/Revenue	—	0.8x
Common Stock	6,372	Discounted cash flows	Discount Rate	16.3% — 30.0%	24.7%
	1,833	Comparable multiples	EV/EBITDA(6)	—	10.1x
	611	Comparable multiples	EV/Revenue	—	1.8x
Warrants	90	Comparable multiples	EV/EBITDA(6)	—	13.0x

(1)
As of June 30, 2023, included within Level 3 assets of $444,613 is an amount of $0 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $428,211 or 99.6% of Level 3 bank loans, corporate debt, and other debt obligations.
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
(4)
The range for an asset category consisting of a single investment, if any, is not meaningful and therefore has been excluded.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2023				December 31, 2022
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$18,731	$291,043	$309,774	$—	$18,305	$294,059	$312,364
1st Lien/Last-Out Unitranche	—	—	64,112	64,112	—	—	64,320	64,320
2nd Lien/Senior Secured Debt	—	55,159	67,859	123,018	—	55,760	67,361	123,121
Unsecured Debt	—	—	6,996	6,996	—	—	6,996	6,996
Preferred Stock	—	—	4,018	4,018	—	—	5,305	5,305
Common Stock	—	—	10,536	10,536	—	—	8,816	8,816
Warrants	—	—	49	49	—	—	90	90
Affiliated Money Market Fund	58,649	—	—	58,649	62,374	—	—	62,374
Total assets	$58,649	$73,890	$444,613	$577,152	$62,374	$74,065	$446,947	$583,386
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$(173)	$—	$(173)	$—	$(150)	$—	$(150)

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2023
1st Lien/Senior Secured Debt	$294,059	$6,283	$(8)	$(3,051)	$(6,951)	$711	$—	$—	$291,043	$(3,050)
1st Lien/Last-Out Unitranche	64,320	—	—	(337)	(71)	200	—	—	64,112	(337)
2nd Lien/Senior Secured Debt	67,361	(162)	(28,186)	28,752	(70)	164	—	—	67,859	496
Unsecured Debt	6,996	—	—	(8)	—	8	—	—	6,996	(8)
Preferred Stock	5,305	—	—	(1,287)	—	—	—	—	4,018	(1,287)
Common Stock	8,816	—	(900)	2,620	—	—	—	—	10,536	1,720
Warrants	90	—	—	(41)	—	—	—	—	49	(41)
Total assets	$446,947	$6,121	$(29,094)	$26,648	$(7,092)	$1,083	$—	$—	$444,613	$(2,507)
For the Six Months Ended June 30, 2022
1st Lien/Senior Secured Debt	$414,364	$4,260	$(579)	$(3,989)	$(35,290)	$1,467	$—	$—	$380,233	$(4,000)
1st Lien/Last-Out Unitranche	132,708	465	—	(8,321)	(55,285)	657	—	—	70,224	(8,306)
2nd Lien/Senior Secured Debt	126,555	—	(12,529)	7,751	(30,800)	660	33,018	—	124,655	(4,714)
Unsecured Debt	6,019	—	—	151	—	8	—	—	6,178	151
Preferred Stock	12,048	—	—	(2,466)	—	—	—	—	9,582	(2,466)
Common Stock	9,095	—	307	(238)	(307)	—	—	—	8,857	(238)
Warrants	19	—	—	2	—	—	—	—	21	2
Total assets	$700,808	$4,725	$(12,801)	$(7,110)	$(121,682)	$2,792	$33,018	$—	$599,750	$(19,571)

(1)
Purchases may include PIK, capitalized fees, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2023 and December 31, 2022, approximates its carrying value because the JPM Revolving Credit Facility has variable interest based on selected short-term rates.

6. DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of June 30, 2023 and December 31, 2022, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities (which includes the JPM Revolving Credit Facility) was 445% and 373%.

The Company’s outstanding debt was as follows:

	June 30, 2023			December 31, 2022
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Revolving Credit Facility(1)	$122,630	$—	$120,764	$148,630	$—	$146,247

(1)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2023, the Company had outstanding borrowings denominated in USD of $93,593 and in Euros (EUR) of 24,900. As of December 31, 2022, the Company had outstanding borrowings denominated in USD of $119,593 and in EUR of 24,900.

The weighted average interest rates of the aggregate borrowings outstanding for the six months ended June 30, 2023 and for the year ended December 31, 2022 were 7.83% and 4.71%. The weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2023 and for the year ended December 31, 2022 were $131,362 and $232,041.

JPM Revolving Credit Facility

On November 21, 2017, SPV entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, collateral administrator, bank and securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company also acts as the Company’s transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian. The Company amended the JPM Revolving Credit Facility on numerous occasions between August 17, 2018 and May 10, 2023.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV's election) at a per annum rate equal to either (x) the three-month Term SOFR (or other listed offered rate, depending upon the currency of borrowing) in effect and (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%; and, with respect to advances denominated in a currency other than USD, the annual rate of interest announced by JPM as being the reference rate then in effect for determining interest rates on commercial loans made in the applicable jurisdiction of such currency, in all cases, plus the applicable margin. The applicable margin is 3.50% per annum. SPV initially paid a commitment fee of 1.00% per annum (or 0.50% per annum during the first nine months from the date the JPM Revolving Credit Facility was entered into) on the average daily unused amount of the financing commitments until the third anniversary of the JPM Revolving Credit Facility.

The JPM Revolving Credit Facility is a multicurrency facility. As of June 30, 2023, the total commitments under the JPM Revolving Credit Facility were $122,630. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by November 21, 2024.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the JPM Revolving Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the JPM Revolving Credit Facility, SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the portfolio manager of SPV. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Revolving Credit Facility immediately due and payable. As of June 30, 2023, SPV was in compliance with these covenants.

Costs of $8,526 were incurred in connection with obtaining and amending the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of June 30, 2023 and December 31, 2022, outstanding deferred financing costs were $940 and $1,197.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Borrowing interest expense	$2,543	$2,511	$5,101	$4,988
Facility fees	19	23	42	58
Amortization of financing costs	240	335	571	665
Total	$2,802	$2,869	$5,714	$5,711
Weighted average interest rate	8.10%	4.17%	7.83%	3.80%
Average outstanding balance	$125,976	$241,685	$131,362	$264,691

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

For the three and six months ended June 30, 2023, the Company’s average USD notional exposure to foreign currency forward contracts was $1,712 and $1,712. For the three and six months ended June 30, 2022, the Company's average USD notional exposure to foreign currency forward contracts was $649 and $781.

The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Financial Condition, all of which are with Bank of America, N.A., was as follows:

	June 30, 2023	December 31, 2022
Gross Amount of Assets	$—	$—
Gross Amount of Liabilities	(173)	(150)
Net Amount of Assets or (Liabilities)	$(173)	$(150)
Collateral (Received) Pledged (1)	—	—
Net Amounts (2)	$(173)	$(150)

(1)
Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net realized gain (loss) on foreign currency forward contracts	$—	$24	$—	$38
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(15)	10	(23)	22
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(15)	$34	$(23)	$60

8. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2023			December 31, 2022
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,097,430	$60,359	95%	$1,097,430	$60,359	95%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of June 30, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	June 30, 2023	December 31, 2022
1st Lien/Senior Secured Debt
CorePower Yoga LLC	$1,070	$714
Diligent Corporation	988	1,330
Internet Truckstop Group, LLC (dba Truckstop)	2,800	2,800
Lithium Technologies, Inc.	1,012	2,023
VRC Companies, LLC (dba Vital Records Control)	443	443
Wine.com, LLC	960	960
Xactly Corporation	2,554	—
Total	$9,827	$8,270

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

9. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the three and six months ended June 30, 2023 and 2022.

Distributions

The Company did not declare distributions for the three and six months ended June 30, 2023.

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit

For the Six Months Ended June 30, 2022
February 3, 2022	February 3, 2022	February 17, 2022	$8.89	(1)
May 11, 2022	May 11, 2022	May 31, 2022	$6.08	(2)

(1)
$4.65 is considered return of capital distribution.
(2)
Return of capital distribution.

10. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net increase (decrease) in Members’ Capital from operations	$12,215	$(2,658)	$19,096	$4,173
Weighted average Units outstanding	10,687,877	10,687,877	10,687,877	10,687,877
Basic and diluted earnings (loss) per unit	$1.14	$(0.25)	$1.79	$0.39

Diluted earnings (loss) per unit equal basic earnings (loss) per unit because there were no common unit equivalents outstanding during the period presented.

11. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Per Unit Data:(1)
NAV, beginning of period	$37.76	$54.79
Net investment income	2.07	2.10
Net realized and unrealized gains (losses)(2)	(0.29)	(1.71)
Income tax provision, realized and unrealized gains	0.01	—	(3)
Net increase in Members' Capital from operations(2)	1.79	0.39
Distributions declared:
From return of capital	—	(10.73)
From net investment income	—	(4.24)
Total distributions declared	—	(14.97)
Total increase in Members' Capital	1.79	(14.58)
NAV, end of period	$39.55	$40.21
Units outstanding, end of period	10,687,877	10,687,877
Weighted average units outstanding	10,687,877	10,687,877
Total return based on NAV(4)	4.74%	0.71%
Supplemental Data/Ratio(5):
Members’ Capital, end of period	$422,707	$429,777
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	2.00%	1.92%
Ratio of interest and other debt expenses to average Members’ Capital	2.80%	2.29%
Ratio of incentive fees to average Members’ Capital	0.82%	0.15%
Ratio of total expenses to average Members’ Capital	5.62%	4.36%
Ratio of net investment income (loss) to average Members’ Capital	11.69%	9.18%
Portfolio turnover	1%	—	(6)

(1)
The per unit data was derived by using the weighted average units outstanding during the applicable period, except for distributions declared, which reflects the actual amount of distributions declared per unit for the applicable period.
(2)
The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.
(3)
Amount rounds to less than $0.01.
(4)
Calculated as the change in NAV per unit during the period plus dividends declared per unit, divided by the beginning NAV per unit.
(5)
Annualized, except for, as applicable, unvested Incentive Fees.
(6)
Amount rounds to less than 1%.

12. SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statements of Financial Condition have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the item discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

The Company will pay a $22,000 distribution to Unitholders of record as of August 1, 2023 payable on or around August 15, 2023.

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

OVERVIEW

We are a specialty finance company that has been focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through June 30, 2023, we have originated $2.30 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We have sought to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

During our investment period, we sought to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in private middle-market credit obligations and related instruments. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. “Middle market” is used to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”), excluding certain one-time and non-recurring items that are outside the operations of these companies. While, as a result of fluctuations in the net asset value (“NAV”) of one asset relative to other assets, private middle-market credit obligations and related instruments may represent less than 80% of our net assets (plus any borrowings for investment purposes) at any time, we could not invest, under normal circumstances, more than 20% of our net assets (plus any borrowings for investment purposes) in securities and other instruments that were not private middle-market credit obligations and related instruments. To the extent we determined to invest indirectly in private middle-market credit obligations and related instruments, we would invest through certain synthetic instruments, including derivatives that had similar economic characteristics to private middle-market credit obligations. For purposes of determining compliance with our 80% policy, each applicable derivative instrument will be valued based upon its market value. We will notify our unitholders (the "Unitholders") at least 60 days prior to any change to the 80% investment policy described above.

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
•
brokers’ commissions;
•
fees and expenses associated with calculating our NAV (including expenses of any independent valuation firm);
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

We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Leverage

The revolving credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the "JPM Revolving Credit Facility"), allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of June 30, 2023 and December 31, 2022, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility) was 445% and 373%. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as the Company, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the "Board of Directors" or the "Board") of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$321.37	$309.77	$321.40	$312.36
First Lien/Last-Out Unitranche	81.18	64.11	81.05	64.32
Second Lien/Senior Secured Debt	150.99	123.02	179.13	123.12
Unsecured Debt	7.17	7.00	7.16	7.00
Preferred Stock	12.34	4.02	12.34	5.30
Common Stock	7.84	10.53	8.75	8.82
Warrants	1.34	0.05	1.34	0.09
Total investments	$582.23	$518.50	$611.17	$521.01

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.4%	15.6%	11.6%	13.1%
First Lien/Last-Out Unitranche(2)(3)	10.9	18.1	10.3	15.6
Second Lien/Senior Secured Debt(2)	13.2	20.7	10.0	18.3
Unsecured Debt(2)	13.5	19.0	13.4	16.1
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	11.9%	16.7%	10.6%	14.3%

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

As of June 30, 2023, the total portfolio weighted average yield measured at amortized cost and fair value was 11.9% and 16.7%, as compared to 10.6% and 14.3% as of December 31, 2022. The increase in the weighted average yield at amortized cost and fair value was primarily driven by rising interest rates and an increase in market volatility. Within First Lien/Senior Secured Debt, the increase in weighted average yield at fair value was primarily driven by the near-term maturity of Lithium Technologies, Inc. and Picture Head Midco LLC. Within First Lien/Last-Out Unitranche, the increase in weighted average yield at fair value was primarily driven by the financial underperformance of Doxim, Inc. Within Second Lien/Senior Secured Debt, the increase in weighted average yield at amortized cost was primarily driven by the exit of a non-accrual position, National Spine and Pain Centers, LLC. The increase in weighted average yield at fair value was primarily driven by the financial underperformance of Zep, Inc. Within Unsecured Debt, the increase in weighted average yield at fair value was primarily driven by the near-term maturity of Recipe Acquisition Corp.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	June 30, 2023	December 31, 2022
Number of portfolio companies	24	25
Percentage of performing debt bearing a floating rate(1)	98.6%	97.4%
Percentage of performing debt bearing a fixed rate(1)(2)	1.4%	2.6%
Weighted average leverage (net debt/EBITDA)(3)	6.1x	6.3x
Weighted average interest coverage(3)	1.4x	1.5x
Median EBITDA(3)	$64.28 million	$63.88 million

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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of June 30, 2023 and December 31, 2022, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 26.2% and 26.2%, of total debt investments at fair value.

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

	As of
	June 30, 2023		December 31, 2022
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$14.39	2.8%	$—	—%
Grade 2	369.83	71.3	481.71	92.5
Grade 3	124.87	24.1	36.63	7.0
Grade 4	9.41	1.8	2.67	0.5
Total Investments	$518.50	100.0%	$521.01	100.0%

The increase in investments with a grade 1 investment performance rating was driven by investments with an aggregate fair value of $14.39 million being upgraded from a grade 2 investment performance rating due to a potential exit. The increase in investments with a grade 3 investment performance rating was primarily driven by an investment with a fair value of $90.31 million being downgraded from a grade 2 investment performance rating due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2023		December 31, 2022
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$549.10	94.3%	$556.06	91.0%
Non-accrual	33.13	5.7	55.11	9.0
Total Investments	$582.23	100.0%	$611.17	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	June 30, 2023	June 30, 2022
	($ in millions)
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$0.43	$1.29
First Lien/Last-Out Unitranche	0.04	0.04
Second Lien/Senior Secured Debt	—	30.80
Total	$0.47	$32.13
Net (decrease) in portfolio	$(0.47)	$(32.13)
Weighted average yield on debt and income producing investments sold or repaid(2)	12.2%	9.5%
Weighted average yield on investments sold or repaid(3)	12.2%	9.5%

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
(3)
Computed based on (a) the annual actual interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments.

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in millions)
Total investment income	$17.93	$15.73	$35.36	$33.71
Net expenses	6.97	4.64	13.19	11.22
Net investment income	10.96	11.09	22.17	22.49
Net realized gain (loss) on investments	—	0.31	(29.09)	(12.79)
Net unrealized appreciation (depreciation) on investments	1.35	(15.43)	26.43	(7.61)
Net realized and unrealized gain (losses) on forward contracts, translations and transactions	(0.18)	1.36	(0.52)	2.12
Income tax (provision) benefit, realized and unrealized gain/loss	0.09	0.01	0.11	(0.04)
Net increase (decrease) in Members’ Capital from operations	$12.22	$(2.66)	$19.10	$4.17

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in millions)
Interest	$16.27	$14.50	$31.97	$31.26
Payment-in-kind	0.91	1.05	1.89	2.02
Dividend income	0.71	0.13	1.38	0.18
Other income	0.04	0.05	0.12	0.25
Total investment income	$17.93	$15.73	$35.36	$33.71

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $14.50 million and $31.26 million for the three and six months ended June 30, 2022 to $16.27 million and $31.97 million for the three and six months ended June 30, 2023, primarily due to an increase in rising base interest rates on our variable rate investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in millions)
Interest and other debt expenses	$2.80	$2.87	$5.72	$5.71
Management fees	1.55	1.72	3.06	3.74
Incentive fees	2.16	(0.47)	3.37	0.74
Professional fees	0.18	0.16	0.45	0.33
Directors’ fees	0.05	0.05	0.10	0.10
Other general and administrative expenses	0.23	0.31	0.49	0.60
Total expenses	$6.97	$4.64	$13.19	$11.22

In the table above:

•
Incentive Fees increased from $(0.47) million and $0.74 million for the three and six months ended June 30, 2022 to $2.16 million and $3.37 million for the three and six months ended June 30, 2023. These increases were primarily driven by the increase in results of operations from $(2.66) million and $4.17 million for the three and six months ended June 30, 2022 to $12.22 million and $19.10 million for the three and six months ended June 30, 2023.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in millions)
National Spine and Pain Centers, LLC	$—	$—	$(29.09)	$—
Chase Industries, Inc. (dba Senneca Holdings)	—	—	—	(12.53)
Wrike, Inc.	—	0.31	—	0.31
Other, net	—	—	—	(0.57)
Net realized gain (loss)	$—	$0.31	$(29.09)	$(12.79)

For the six months ended June 30, 2023, net realized losses were driven by the exit of our investments in one portfolio company. In February 2023, we fully exited our second lien debt investment and common stock investment in National Spine and Pain Centers, LLC, which resulted in a realized loss of $29.09 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in millions)
Unrealized appreciation	$4.86	$0.35	$34.42	$13.19
Unrealized depreciation	(3.51)	(15.78)	(7.99)	(20.80)
Net change in unrealized appreciation (depreciation) on investments	$1.35	$(15.43)	$26.43	$(7.61)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
	($ in millions)
Portfolio Company:
Yasso, Inc.	$1.59	$2.05
Spectrum Plastics Group, Inc.	0.93	0.93
Doxim, Inc.	0.56	(0.34)
Genesis Acquisition Co. (dba ProCare Software)	0.53	0.50
Other, net(1)	0.51	0.53
CorePower Yoga LLC	0.35	0.31
Viant Medical Holdings, Inc.	0.32	0.49
National Spine and Pain Centers, LLC	—	29.16
Zep Inc.	(0.03)	(1.81)
SPay, Inc. (dba Stack Sports)	(0.11)	(0.18)
Picture Head Midco LLC	(0.12)	(0.09)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC	(0.34)	(1.01)
Vantage Mobility International, LLC	(1.42)	(1.74)
Wine.com, LLC	(1.42)	(2.37)
Total	$1.35	$26.43

(1)
For the three and six months ended June 30, 2023, Other, net includes gross unrealized appreciation of $0.58 million and $0.99 million, respectively, and gross unrealized depreciation of $(0.07) million and $(0.46) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the six months ended June 30, 2023 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned exit of our second lien investment and common stock investment in National Spine and Pain Centers, LLC.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to the JPM Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2023 and December 31, 2022, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility) was 445% and 373%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

We had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2023			December 31, 2022
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$60.36	95%	$1,097.43	$60.36	95%

We did not issue a capital drawdown for the six months ended June 30, 2023.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of June 30, 2023:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Revolving Credit Facility(1)	$120.76	$—	$120.76	$—	$—

(1)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2023, the Company had outstanding borrowings denominated in USD of $93.59 million and in Euros (EUR) of 24.90 million. As of December 31, 2022, the Company had outstanding borrowings denominated in USD of $119.59 million and in EUR of 24.90 million.

JPM Revolving Credit Facility

On November 21, 2017, Goldman Sachs Private Middle Market Credit SPV LLC (“SPV”), our wholly owned subsidiary, entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, collateral administrator, bank and securities intermediary and we serve as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company also acts as our transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian. The Company amended the JPM Revolving Credit Facility on numerous occasions between August 17, 2018 and May 10, 2023.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV's election) at a per annum rate equal to either (x) the three-month Term SOFR (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%; and, with respect to advances denominated in a currency other than USD, the annual rate of interest announced by JPM as being the reference rate then in effect for determining interest rates on commercial loans made in the applicable jurisdiction of such currency, in all cases, plus the applicable margin. The applicable margin is 3.50% per annum. SPV initially paid a commitment fee of 1.00% per annum (or 0.50% per annum during the first nine months from the date the JPM Revolving Credit Facility was entered into) on the average daily unused amount of the financing commitments until the third anniversary of the JPM Revolving Credit Facility.

The JPM Revolving Credit Facility is a multicurrency facility. As of June 30, 2023, the total commitments under the JPM Revolving Credit Facility were $122.63 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by November 21, 2024.

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

For further details, see Note 6 “Debt—JPM Revolving Credit Facility” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2023	December 31, 2022
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$9.83	$8.27
Total	$9.83	$8.27

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

RECENT DEVELOPMENTS

We will pay a $22.00 million distribution to Unitholders of record as of August 1, 2023 payable on or around August 15, 2023.

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

As of June 30, 2023 and December 31, 2022, on a fair value basis, approximately 1.4% and 2.6%, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 98.6% and 97.4%, of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2023 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2023 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$12.97	$(2.73)	$10.24
Up 200 basis points	8.65	(1.82)	6.83
Up 100 basis points	4.32	(0.91)	3.41
Up 75 basis points	3.24	(0.68)	2.56
Up 50 basis points	2.16	(0.46)	1.70
Up 25 basis points	1.08	(0.23)	0.85
Down 25 basis points	(1.08)	0.23	(0.85)
Down 50 basis points	(2.16)	0.46	(1.70)
Down 75 basis points	(3.24)	0.68	(2.56)
Down 100 basis points	(4.32)	0.91	(3.41)
Down 200 basis points	(8.65)	1.82	(6.83)
Down 300 basis points	(12.97)	2.73	(10.24)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The financial markets recently experienced volatility in connection with concerns that some banks, especially small and regional banks, may have significant investment-related losses that might make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government announced measures to assist certain banks and protect depositors, some banks had already been impacted and others may be adversely impacted, by such volatility. Our business and the businesses of our portfolio companies are dependent on bank relationships. We continue to monitor the financial health of these relationships. Any further strain on the banking system may adversely impact the business, financial condition and results of operations of us and our portfolio companies.

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

10.1

Second Amendment to Amended and Restated Loan and Security Agreement, dated as of May 10, 2023, among

Goldman Sachs Private Middle Market Credit SPV LLC, as borrower, Goldman Sachs Private Middle Market Credit

LLC, as portfolio manager, State Street Bank and Trust Company, in its capacity as collateral agent, collateral administrator, securities intermediary, and bank, and JPMorgan Chase Bank, National Association, as administrative agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.

814-01215), filed on May 16, 2023).

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Date: August 8, 2023	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: August 8, 2023	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: August 8, 2023	/s/ David Pessah
Name: David Pessah
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)