Form 10-Q
period 2023-09-30
Goldman Sachs Private Middle Market Credit LLC
filed 2023-11-07
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 7, 2023, there were 10,687,877 units of the limited liability company’s common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report, in our annual report on Form 10-K for the year ended December 31, 2022 and in our quarterly reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
disruptions in the capital markets, market conditions, and general economic uncertainty;
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic;
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, the war between Russia and Ukraine and the escalated conflict in the Middle East;
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
•
the relative and absolute performance of Goldman Sachs Asset Management, L.P. (the "Investment Adviser");
•
the use of borrowed money to finance a portion of our investments;
•
our ability to make distributions;
•
the adequacy of our cash resources and working capital;
•
changes in interest rates;
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
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $537,776 and $605,919)	$479,825	$514,640
Non-controlled affiliated investments (cost of $5,254 and $5,254)	5,778	6,372
Total investments, at fair value (amortized cost of $543,030 and $611,173)	$485,603	$521,012
Investments in affiliated money market fund (cost of $46,467 and $62,374)	46,467	62,374
Cash	22,189	10,001
Interest and dividends receivable	7,567	7,879
Deferred financing costs	771	1,197
Other assets	104	105
Total assets	$562,701	$602,568
Liabilities
Debt	$81,919	$146,247
Interest and other debt expenses payable	1,705	2,411
Management fees payable	1,572	1,529
Incentive fees payable	54,659	47,606
Unrealized depreciation on foreign currency forward contracts	108	150
Directors’ fees payable	47	—
Accrued expenses and other liabilities	1,112	1,014
Total liabilities	$141,122	$198,957
Commitments and contingencies (Note 8)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (10,687,877 and 10,687,877 units issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	548,714	548,714
Distributable earnings (loss)	(127,135)	(145,103)
Total members’ capital	$421,579	$403,611
Total liabilities and members’ capital	$562,701	$602,568
Net asset value per unit	$39.44	$37.76

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$16,023	$14,997	$47,996	$46,256
Payment-in-kind income	1,468	1,195	3,355	3,213
Other income	54	315	170	567
From non-controlled affiliated investments:
Dividend income	758	430	2,142	615
Total investment income	$18,303	$16,937	$53,663	$50,651
Expenses:
Interest and other debt expenses	$2,244	$3,494	$7,958	$9,205
Management fees	1,572	1,586	4,633	5,322
Incentive fees	3,683	(1,458)	7,053	(722)
Professional fees	346	185	795	511
Directors’ fees	50	51	151	151
Other general and administrative expenses	314	320	804	930
Total expenses	$8,209	$4,178	$21,394	$15,397
Net investment income	$10,094	$12,759	$32,269	$35,254
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$3,651	$—	$(25,443)	$(12,791)
Foreign currency forward contracts	—	—	—	38
Foreign currency transactions	9	(48)	75	(206)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	6,569	(22,437)	33,328	(29,976)
Non-controlled affiliated investments	(267)	(164)	(594)	(236)
Foreign currency forward contracts	65	(16)	42	6
Foreign currency translations	779	1,623	212	3,836
Net realized and unrealized gains (losses)	$10,806	$(21,042)	$7,620	$(39,329)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	$(28)	$17	$79	$(18)
Net increase (decrease) in members’ capital from operations	$20,872	$(8,266)	$39,968	$(4,093)
Weighted average units outstanding	10,687,877	10,687,877	10,687,877	10,687,877
Basic and diluted net investment income per unit	$0.94	$1.19	$3.02	$3.30
Basic and diluted earnings (loss) per unit	$1.95	$(0.77)	$3.74	$(0.38)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Members’ capital at beginning of period	$422,707	$429,777	$403,611	$585,604
Increase (decrease) in members’ capital from operations:
Net investment income	$10,094	$12,759	$32,269	$35,254
Net realized gain (loss)	3,660	(48)	(25,368)	(12,959)
Net change in unrealized appreciation (depreciation)	7,146	(20,994)	32,988	(26,370)
(Provision) benefit for unrealized appreciation/depreciation on investments	(28)	17	79	(18)
Net increase (decrease) in members’ capital from operations	$20,872	$(8,266)	$39,968	$(4,093)
Distributions to unitholders from:
Return of capital	$—	$—	$—	$(114,654)
Distributable earnings	(22,000)	—	(22,000)	(45,346)
Total distributions to unitholders	$(22,000)	$—	$(22,000)	$(160,000)
Total increase (decrease) in members’ capital	$(1,128)	$(8,266)	$17,968	$(164,093)
Members’ capital at end of period	$421,579	$421,511	$421,579	$421,511
Distributions per unit	$2.06	$—	$2.06	$14.97

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022

Cash flows from operating activities:
Net increase (decrease) in members’ capital from operations:	$39,968	$(4,093)
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(4,017)	(5,474)
Payment-in-kind interest capitalized	(2,207)	(2,597)
Investments in affiliated money market fund, net	15,907	35,004
Proceeds from sales of investments and principal repayments	51,084	190,808
Net realized (gain) loss	25,443	12,811
Net change in unrealized (appreciation) depreciation on investments	(32,734)	30,212
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	96	108
Amortization of premium and accretion of discount, net	(2,160)	(4,212)
Amortization of deferred financing costs	741	1,004
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	312	(785)
(Increase) decrease in other assets	1	(81)
Increase (decrease) in interest and other debt expenses payable	(706)	229
Increase (decrease) in management fees payable	43	(574)
Increase (decrease) in incentive fees payable	7,053	(722)
Increase (decrease) in directors’ fees payable	47	—
Increase (decrease) in accrued expenses and other liabilities	98	(67)
Net cash provided by (used for) operating activities	$98,969	$251,571
Cash flows from financing activities:
Distributions paid	$(22,000)	$(160,000)
Financing costs paid	(315)	(34)
Repayments of debt	(64,328)	(93,246)
Net cash provided by (used for) financing activities	$(86,643)	$(253,280)
Net increase (decrease) in cash	12,326	(1,709)
Effect of foreign exchange rate changes on cash and cash equivalents	(138)	(114)
Cash, beginning of period	10,001	15,130
Cash, end of period	$22,189	$13,307
Supplemental and non-cash activities
Interest expense paid	$7,838	$7,881
Exchange of investments	$34,878	$25,290

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of September 30, 2023

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 80.11%
Acuity Specialty Products, Inc. (dba Zep Inc.)	Chemicals	9.40%	S + 4.00%	10/02/28	$34,878	$34,878	$32,872	(4) (5) (6)
CorePower Yoga LLC	Diversified Consumer Services	12.65%	S + 7.00% (Incl. 5.00% PIK)	05/14/25	17,310	17,210	14,541	(4) (5) (6)
CorePower Yoga LLC	Diversified Consumer Services		S + 7.00% (Incl. 5.00% PIK)	05/14/25	1,070	(5)	(171)	(5) (6) (7)
Diligent Corporation	Professional Services	9.96%	E + 6.25%	08/04/25	€23,296	26,819	24,568	(4) (5) (6)
Diligent Corporation	Professional Services	11.77%	S + 6.25%	08/04/25	15,051	14,963	15,014	(4) (5) (6)
Diligent Corporation	Professional Services	11.77%	S + 6.25%	08/04/25	1,900	765	774	(5) (6) (7)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	Household Products	14.18%	S + 8.75%	09/21/26	25,335	24,788	22,168	(4) (5) (6)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	10.54%	S + 5.50%	04/02/25	31,853	31,586	31,534	(4) (5) (6)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		S + 5.50%	04/02/25	2,800	(21)	(28)	(5) (6) (7)
Lithium Technologies, Inc.	Interactive Media & Services	14.35%	S + 9.00% (Incl. 4.50% PIK)	01/03/25	61,087	61,040	58,033	(4) (5) (6)
Picture Head Midco LLC	Entertainment	12.88%	S + 7.25% (incl. 0.50% PIK)	12/31/24	28,527	28,270	27,386	(4) (5) (6) (8)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.95%	S + 9.25% (Incl. 3.50% PIK)	03/14/25	19,783	19,908	18,794	(4) (5) (6) (8)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.95%	S + 9.25% (Incl. 3.50% PIK)	03/14/25	1,443	1,437	1,371	(4) (5) (6)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.95%	S + 9.25% (Incl. 3.50% PIK)	03/14/25	723	729	686	(4) (5) (6) (8)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		P + 5.00%	03/21/24	7,260	1,703	—	(6) (9)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		P + 5.00%	03/21/24	932	901	—	(6) (9)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	11.68%	L + 6.25%	07/02/25	18,871	18,755	18,682	(4) (5)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	11.13%	S + 5.50%	06/29/27	15,181	15,026	14,725	(4) (5) (6)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		P + 4.50%	06/29/27	443	(4)	(13)	(5) (6) (7)
Wine.com, LLC	Beverages	12.64%	S + 7.00%	11/14/24	9,600	9,607	12,480	(4) (5) (6)
Wine.com, LLC	Beverages	12.64%	S + 7.00%	11/14/24	2,300	2,302	2,990	(5) (6)
Wine.com, LLC	Beverages		12.00% PIK	11/14/24	3,665	4,810	1,612	(5) (6) (8) (9)
Wine.com, LLC	Beverages		12.00% PIK	11/14/24	960	419	(538)	(5) (6) (7) (8) (9)
Xactly Corporation	IT Services	12.77%	S + 7.25%	07/31/25	40,879	40,487	40,266	(4) (5) (6)
Xactly Corporation	IT Services		S + 7.25%	07/31/25	2,554	(23)	(38)	(5) (6) (7)
Total 1st Lien/Senior Secured Debt						356,350	337,708

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (10) - 15.24%
Doxim, Inc.	Diversified Financial Services	11.82%	S + 6.40%	06/01/26	$30,617	$30,242	$28,780	(4) (5) (6)
Doxim, Inc.	Diversified Financial Services	11.73%	S + 6.40%	06/01/26	23,681	23,393	22,260	(4) (5) (6)
Doxim, Inc.	Diversified Financial Services	12.42%	S + 7.00%	06/01/26	5,813	5,732	5,493	(5) (6)
Doxim, Inc.	Diversified Financial Services	13.42%	S + 8.00%	06/01/26	4,555	4,488	4,418	(4) (5) (6)
Doxim, Inc.	Diversified Financial Services	13.42%	S + 8.00%	06/01/26	3,382	3,336	3,281	(5) (6)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		P + 5.00%	03/21/24	19,768	13,617	—	(4) (6) (9)
Total 1st Lien/Last-Out Unitranche						80,808	64,232
2nd Lien/Senior Secured Debt - 16.12%
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	11/11/25	$12,850	$11,532	$1,799	(4) (5) (6) (9)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			05/11/26	16,405	—	—	(4) (5) (6) (11)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	14.47%	S + 9.00%	07/31/26	10,500	10,386	10,395	(4) (5) (6)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	14.47%	S + 9.00%	07/31/26	8,610	8,493	8,524	(5) (6)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	14.47%	S + 9.00%	07/31/26	3,061	2,999	3,030	(4) (5) (6)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	14.47%	S + 9.00%	07/31/26	2,700	2,668	2,673	(4) (5) (6)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	14.54%	S + 9.00%	11/15/24	20,000	19,815	19,800	(4) (6)
YI, LLC (dba Young Innovations)	Health Care Equipment & Supplies	13.17%	S + 7.75%	11/07/25	22,903	22,669	21,758	(4) (5) (6)
Total 2nd Lien/Senior Secured Debt						78,562	67,979
Unsecured Debt - 1.62%
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	14.25%	14.25% PIK	12/21/24	$7,175	$7,147	$6,835	(6) (8)
Total Unsecured Debt						7,147	6,835

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate	Initial Acquisition Date(12)	Par/Shares (3)	Cost	Fair Value	Footnotes
Preferred Stock - 0.71%
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	11.00% PIK	12/22/16	1,600	$1,496	$3,004	(6) (11)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		05/23/19	15,025,203	6,010	—	(4) (6) (11)
Wine.com, LLC	Beverages		11/14/18	337,425	2,900	—	(5) (6) (11)
Wine.com, LLC	Beverages		03/03/21	78,199	1,933	—	(5) (6) (11)
Total Preferred Stock					12,339	3,004
Common Stock - 1.37%
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	Health Care Providers & Services		03/30/18	12,370	$1,668	$1,967	(5) (6) (13)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	Health Care Providers & Services		03/30/18	11,675	232	457	(5) (6) (13) (14)
Country Fresh Holding Company Inc.	Food Products		04/29/19	986	1,232	—	(4) (5) (6) (11)
Elah Holdings, Inc.	Capital Markets		05/09/18	69,386	3,354	3,354	(5) (6) (11) (13)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		05/23/19	7,026,420	—	—	(4) (6) (11)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		10/15/21	426,294	—	—	(6) (11)
Total Common Stock					6,486	5,778
Warrants - 0.02%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	2,974	$1,096	$—	(5) (6) (11)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	311	115	—	(5) (6) (11)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	62	23	—	(5) (6) (11)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products		12/22/16	44	104	67	(6) (11)
Total Warrants					1,338	67
Total Investments -115.19%					$543,030	$485,603
Investments in Affiliated Money Market Fund - 11.02%
Goldman Sachs Financial Square Government Fund - Institutional Shares				46,467,441	$46,467	$46,467	(15) (16)
Total Investments in Affiliated Money Market Fund					46,467	46,467
Total Investments and Investments in Affiliated Money Market Fund - 126.21%					$589,497	$532,070

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), Euribor ("E"), SOFR including SOFR adjustment, if any, ("S"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of September 30, 2023, the rate for the 1 month L was 5.43%. As of September 30, 2023, 1 month E was 3.85%, 6 month S was 5.47%, 3 month S was 5.40%, 1 month S was 5.32% and 3 month P was 8.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2023.
(3)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, or Euro ("€").
(4)
All, or a portion of, the assets are pledged as collateral for the revolving credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Revolving Credit Facility”). See Note 6 “Debt”.
(5)
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
(11)
Non-income producing security.
(12)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of September 30, 2023, the aggregate fair value of these securities is $8,849 or 2.10% of the Company's net assets. The initial acquisition dates have been included for such securities.
(13)
As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.
(14)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, the aggregate fair value of these non-qualifying securities is $457 or 0.08% of the Company’s total assets.
(15)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(16)
The annualized seven-day yield as of September 30, 2023 is 5.24%.

PIK Payment-In-Kind

0

ADDITIONAL INFORMATION
Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	U.S. Dollar 1,712	Euro 1,692	10/04/24	$(108)
				$(108)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except unit and per unit amounts)

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either L, S, or alternate base rate (commonly based on the P, unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of December 31, 2022, rates for the 12 month, 6 month, 3 month and 1 month L were 5.48%, 5.14%, 4.77% and 4.39%, respectively. As of December 31, 2022, 1 month S was 4.06%, 3 month S was 3.62%, P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2022.

(++) Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in $ unless otherwise noted, or €.

# Percentages are based on net assets.

^ As defined in the Investment Company Act, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions.”

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

(10) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, the aggregate fair value of these non-qualifying securities is $714 or 0.12% of the Company’s total assets.

(11) The annualized seven-day yield as of December 31, 2022 is 4.14%.

PIK Payment-In-Kind

ADDITIONAL INFORMATION
Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	U.S. Dollar 1,712	Euro 1,692	10/04/24	$(150)
				$(150)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Notes to the Consolidated Financial Statements

(in thousands, except unit and per unit amounts)

(Unaudited)

1. ORGANIZATION

Goldman Sachs Private Middle Market Credit LLC (the “Company”, which term refers to either Goldman Sachs Private Middle Market Credit LLC or Goldman Sachs Private Middle Market Credit LLC together with its consolidated subsidiaries, as the context may require), was initially established on December 23, 2015 as Private Middle Market Credit LP, a Delaware limited partnership, converted to a Delaware limited liability company on April 4, 2016 and commenced investment operations on July 1, 2016. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act. In addition, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2016.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s functional currency is USD and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the consolidated financial statements.

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2022, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on March 2, 2023. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Prepayment premiums	$—	$—	$—	$552
Accelerated amortization of upfront loan origination fees and unamortized discounts	$525	$652	$535	$1,442

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2023, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 6.1% and 0.6% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively. As of December 31, 2022, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 9.0% and 0.5% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively.

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

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2023 and December 31, 2022, the Company held an aggregate cash balance of $22,189 and $10,001. Foreign currency of $2,128 and $964 (acquisition cost of $2,201 and $899) is included in cash as of September 30, 2023 and December 31, 2022.

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

Derivatives

The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts is recorded on the Consolidated Statements of Financial Condition by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedules of Investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting and, as such, the Company recognizes its derivatives at fair value, and records changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts in the Consolidated Statements of Operations.

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

For the three and nine months ended September 30, 2023, Management Fees amounted to $1,572 and $4,633. As of September 30, 2023, $1,572 remained payable. For the three and nine months ended September 30, 2022, Management Fees amounted to $1,586 and $5,322.

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

For the three and nine months ended September 30, 2023, the Company accrued unvested Incentive Fees of $3,683 and $7,053. As of September 30, 2023, $54,659 was payable in accordance with the terms of the Investment Advisory Agreement. For the three and nine months ended September 30, 2022, the Company accrued unvested Incentive Fees of $(1,458) and $(722).

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and nine months ended September 30, 2023 and 2022, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $138 and $429. As of September 30, 2023, $151 remained payable. For the three and nine months ended September 30, 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $160 and $488.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $18 and $55. As of September 30, 2023, $19 remained payable. For the three and nine months ended September 30, 2022, the Company incurred expenses for services provided by the Transfer Agent of $22 and $63.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Nine Months Ended September 30, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$62,374	$176,320	$(192,227)	$—	$—	$46,467	$2,029
Collaborative Imaging, LLC (dba Texas Radiology Associates)	3,019	—	—	—	(595)	2,424	113
Elah Holdings, Inc.	3,353	—	—	—	1	3,354	—
Total Non-Controlled Affiliates	$68,746	$176,320	$(192,227)	$—	$(594)	$52,245	$2,142
For the Year Ended December 31, 2022
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$125,127	$498,241	$(560,994)	$—	$—	$62,374	$1,026
Collaborative Imaging, LLC (dba Texas Radiology Associates)	3,366	—	—	—	(347)	3,019	177
Elah Holdings, Inc.	3,354	—	—	—	(1)	3,353	—
Total Non-Controlled Affiliates	$131,847	$498,241	$(560,994)	$—	$(348)	$68,746	$1,203

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

Due To Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of September 30, 2023 and December 31, 2022, there were $226 and $0, respectively, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2023		December 31, 2022
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$356,350	$337,708	$321,402	$312,364
1st Lien/Last-Out Unitranche	80,808	64,232	81,054	64,320
2nd Lien/Senior Secured Debt	78,562	67,979	179,135	123,121
Unsecured Debt	7,147	6,835	7,160	6,996
Preferred Stock	12,339	3,004	12,339	5,305
Common Stock	6,486	5,778	8,746	8,816
Warrants	1,338	67	1,337	90
Total	$543,030	$485,603	$611,173	$521,012

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	September 30, 2023		December 31, 2022
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Diversified Financial Services	18.3%	21.1%	17.0%	21.9%
Interactive Media & Services	16.2	18.7	14.9	19.2
Health Care Equipment & Supplies	8.3	9.6	8.0	10.3
Professional Services	8.3	9.6	7.8	10.1
IT Services	8.3	9.5	8.2	10.6
Chemicals	6.8	7.8	4.0	5.2
Transportation Infrastructure	6.5	7.5	6.1	7.9
Food Products	6.1	7.0	6.2	8.0
Entertainment	5.6	6.5	5.4	7.1
Household Products	4.6	5.3	4.7	6.0
Beverages	3.4	3.9	4.0	5.1
Commercial Services & Supplies	3.0	3.5	2.8	3.7
Diversified Consumer Services	3.0	3.4	2.7	3.5
Capital Markets	0.7	0.8	0.6	0.8
Health Care Providers & Services	0.5	0.6	0.6	0.7
Building Products	0.4	0.4	0.3	0.4
Road & Rail	—	—	5.0	6.4
Containers & Packaging	—	—	1.7	2.2
Total	100.0%	115.2%	100.0%	129.1%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2023	December 31, 2022
United States	97.3%	97.5%
Canada	2.7	2.5
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2023 and December 31, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of September 30, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$317,952	Discounted cash flows	Discount Rate	9.3% — 27.4%	14.6%
	$1,074	Comparable multiples	EV/Revenue	—	0.5x
1st Lien/Last-Out Unitranche	$64,232	Discounted cash flows	Discount Rate	13.3% —13.4%	13.3%
2nd Lien/Senior Secured Debt	$66,180	Discounted cash flows	Discount Rate	13.3% — 14.8%	14.2%
	$1,799	Comparable multiples	EV/EBITDA(6)	—	8.9x
Unsecured Debt	$6,835	Discounted cash flows	Discount Rate	—	18.7%
Equity
Preferred Stock	$3,004	Comparable multiples	EV/EBITDA(6)	—	11.0x
Common Stock	$5,778	Discounted cash flows	Discount Rate	16.1% — 29.6%	24.7%
Warrants	$67	Comparable multiples	EV/EBITDA(6)	—	11.0x

As of December 31, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$293,188	Discounted cash flows	Discount Rate	9.9% — 35.2%	14.1%
	$871	Comparable multiples	EV/EBITDA(6)	—	3.5x
1st Lien/Last-Out Unitranche	$64,320	Discounted cash flows	Discount Rate	14.6% — 15.0%	14.7%
2nd Lien/Senior Secured Debt	$65,562	Discounted cash flows	Discount Rate	12.7% — 14.8%	13.7%
	$1,799	Comparable multiples	EV/EBITDA(6)	—	9.9x
Unsecured Debt	$6,996	Discounted cash flows	Discount Rate	—	16.1%
Equity
Preferred Stock	$2,769	Comparable multiples	EV/EBITDA(6)	—	13.0x
	$2,536	Comparable multiples	EV/Revenue	—	0.8x
Common Stock	$6,372	Discounted cash flows	Discount Rate	16.3% — 30.0%	24.7%
	$1,833	Comparable multiples	EV/EBITDA(6)	—	10.1x
	$611	Comparable multiples	EV/Revenue	—	1.8x
Warrants	$90	Comparable multiples	EV/EBITDA(6)	—	13.0x

(1)
As of September 30, 2023, included within Level 3 assets of $466,921 is an amount of $0 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $455,199 or 99.4% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2023				December 31, 2022
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$18,682	$319,026	$337,708	$—	$18,305	$294,059	$312,364
1st Lien/Last-Out Unitranche	—	—	64,232	64,232	—	—	64,320	64,320
2nd Lien/Senior Secured Debt	—	—	67,979	67,979	—	55,760	67,361	123,121
Unsecured Debt	—	—	6,835	6,835	—	—	6,996	6,996
Preferred Stock	—	—	3,004	3,004	—	—	5,305	5,305
Common Stock	—	—	5,778	5,778	—	—	8,816	8,816
Warrants	—	—	67	67	—	—	90	90
Affiliated Money Market Fund	46,467	—	—	46,467	62,374	—	—	62,374
Total assets	$46,467	$18,682	$466,921	$532,070	$62,374	$74,065	$446,947	$583,386
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$(108)	$—	$(108)	$—	$(150)	$—	$(150)

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2023
1st Lien/Senior Secured Debt	$294,059	$41,825	$(14)	$(10,085)	$(7,615)	$856	$—	$—	$319,026	$(10,083)
1st Lien/Last-Out Unitranche	64,320	(443)	—	158	(106)	303	—	—	64,232	158
2nd Lien/Senior Secured Debt	67,361	(262)	(28,186)	28,855	(70)	281	—	—	67,979	599
Unsecured Debt	6,996	(18)	—	(147)	—	4	—	—	6,835	(147)
Preferred Stock	5,305	—	—	(2,301)	—	—	—	—	3,004	(2,301)
Common Stock	8,816	—	2,757	(778)	(5,017)	—	—	—	5,778	(594)
Warrants	90	—	—	(23)	—	—	—	—	67	(23)
Total assets	$446,947	$41,102	$(25,443)	$15,679	$(12,808)	$1,444	$—	$—	$466,921	$(12,391)
For the Nine Months Ended September 30, 2022
1st Lien/Senior Secured Debt	$414,364	$33,011	$(589)	$(11,208)	$(118,368)	$2,502	$—	$—	$319,712	$(11,204)
1st Lien/Last-Out Unitranche	132,708	465	—	(12,583)	(55,321)	770	—	—	66,039	(12,569)
2nd Lien/Senior Secured Debt	126,555	(100)	(12,529)	620	(30,800)	803	33,018	—	117,567	(11,845)
Unsecured Debt	6,019	(15)	—	163	—	10	—	—	6,177	162
Preferred Stock	12,048	—	—	(5,538)	—	—	—	—	6,510	(5,538)
Common Stock	9,095	—	307	(671)	(307)	—	—	—	8,424	(671)
Warrants	19	—	—	47	—	—	—	—	66	47
Total assets	$700,808	$33,361	$(12,811)	$(29,170)	$(204,796)	$4,085	$33,018	$—	$524,495	$(41,618)

(1)
Purchases may include PIK, capitalized fees, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2023 and December 31, 2022, approximates its carrying value because the JPM Revolving Credit Facility has variable interest based on selected short-term rates.

6. DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of September 30, 2023 and December 31, 2022, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities (which includes the JPM Revolving Credit Facility) was 604% and 373%.

The Company’s outstanding debt was as follows:

	September 30, 2023			December 31, 2022
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Revolving Credit Facility(1)	$84,630	$—	$81,919	$148,630	$—	$146,247

(1)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2023, the Company had outstanding borrowings denominated in USD of $55,593 and in Euros (EUR) of 24,900. As of December 31, 2022, the Company had outstanding borrowings denominated in USD of $119,593 and in EUR of 24,900.

The weighted average interest rates of the aggregate borrowings outstanding for the nine months ended September 30, 2023 was 8.00% and for the year ended December 31, 2022 was 4.71%. The weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2023 was $119,530 and for the year ended December 31, 2022 was $232,041.

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

The JPM Revolving Credit Facility is a multicurrency facility. As of September 30, 2023, the total commitments under the JPM Revolving Credit Facility were $84,630. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by November 21, 2024.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the JPM Revolving Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the JPM Revolving Credit Facility, SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the portfolio manager of SPV. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Revolving Credit Facility immediately due and payable. As of September 30, 2023, SPV was in compliance with these covenants.

Costs of $8,526 were incurred in connection with obtaining and amending the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of September 30, 2023 and December 31, 2022, outstanding deferred financing costs were $771 and $1,197.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Borrowing interest expense	$2,055	$3,133	$7,156	$8,121
Facility fees	19	22	61	80
Amortization of financing costs	170	339	741	1,004
Total	$2,244	$3,494	$7,958	$9,205
Weighted average interest rate	8.47%	5.35%	8.00%	4.28%
Average outstanding balance	$96,252	$232,095	$119,530	$253,707

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

For the three and nine months ended September 30, 2023, the Company’s average USD notional exposure to foreign currency forward contracts was $1,712 and $1,712. For the three and nine months ended September 30, 2022, the Company's average USD notional exposure to foreign currency forward contracts was $362 and $634.

The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Financial Condition, all of which are with Bank of America, N.A., was as follows:

	September 30, 2023	December 31, 2022
Gross Amount of Assets	$—	$—
Gross Amount of Liabilities	(108)	(150)
Net Amount of Assets or (Liabilities)	$(108)	$(150)
Collateral (Received) Pledged (1)	—	—
Net Amounts (2)	$(108)	$(150)

(1)
Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net realized gain (loss) on foreign currency forward contracts	$—	$—	$—	$38
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	65	(16)	42	6
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$65	$(16)	$42	$44

8. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2023			December 31, 2022
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,097,430	$60,359	95%	$1,097,430	$60,359	95%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of September 30, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	September 30, 2023	December 31, 2022
1st Lien/Senior Secured Debt
CorePower Yoga LLC	$1,071	$714
Diligent Corporation	1,121	1,330
Internet Truckstop Group, LLC (dba Truckstop)	2,800	2,800
Lithium Technologies, Inc.	—	2,023
VRC Companies, LLC (dba Vital Records Control)	443	443
Wine.com, LLC	960	960
Xactly Corporation	2,554	—
Total	$8,949	$8,270

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

9. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the three and nine months ended September 30, 2023 and 2022.

Distributions

The following table reflects the distributions declared on the Company’s common Units for the nine months ended September 30, 2023 and 2022:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Nine Months Ended September 30, 2023
August 1, 2023	August 1, 2023	August 15, 2023	$2.06

For the Nine Months Ended September 30, 2022
February 3, 2022	February 3, 2022	February 17, 2022	$8.89	(1)
May 11, 2022	May 11, 2022	May 31, 2022	$6.08	(2)

(1)
$4.65 is considered return of capital distribution.
(2)
Return of capital distribution.

10. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net increase (decrease) in Members’ Capital from operations	$20,872	$(8,266)	$39,968	$(4,093)
Weighted average Units outstanding	10,687,877	10,687,877	10,687,877	10,687,877
Basic and diluted earnings (loss) per unit	$1.95	$(0.77)	$3.74	$(0.38)

Diluted earnings (loss) per unit equal basic earnings (loss) per unit because there were no common unit equivalents outstanding during the period presented.

11. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Per Unit Data:(1)
NAV, beginning of period	$37.76	$54.79
Net investment income	3.02	3.30
Net realized and unrealized gains (losses)(2)	0.71	(3.68)
Income tax provision, realized and unrealized gains	0.01	—	(3)
Net increase (decrease) in Members' Capital from operations(2)	3.74	(0.38)
Distributions declared:
From return of capital	—	(10.73)
From net investment income	(2.06)	(4.24)
Total distributions declared	(2.06)	(14.97)
Total increase (decrease) in Members' Capital	1.68	(15.35)
NAV, end of period	$39.44	$39.44
Units outstanding, end of period	10,687,877	10,687,877
Weighted average units outstanding	10,687,877	10,687,877
Total return based on NAV(4)	9.90%	(0.69)%
Supplemental Data/Ratio(5):
Members’ Capital, end of period	$421,579	$421,511
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	2.05%	1.94%
Ratio of interest and other debt expenses to average Members’ Capital	2.56%	2.58%
Ratio of incentive fees to average Members’ Capital	1.70%	(0.15)%
Ratio of total expenses to average Members’ Capital	6.31%	4.37%
Ratio of net investment income to average Members’ Capital	10.96%	9.84%
Portfolio turnover	8%	5%

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

OVERVIEW

We are a specialty finance company that has been focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through September 30, 2023, we originated approximately $2.33 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We have sought to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Replacement of Interbank Offered Rates (IBORs) Including the London InterBank Offered Rate (“LIBOR”):

On July 1, 2023, the publication of all LIBOR settings as representative rates ceased. The Financial Conduct Authority has allowed the publication and use of synthetic rates for certain U.S. dollar (“USD”) LIBOR settings in legal USD LIBOR-based contracts through September 2024. Since January 1, 2022, our new investments have generally been indexed to SOFR. As of September 30, 2023, we have facilitated an orderly transition of a majority of our investments and our Revolving Credit Facility (as defined below) to SOFR or to alternative risk-free reference rates. Any remaining USD LIBOR-based investments will have transitioned subsequent to September 30, 2023 or have fallback provisions that will be utilized.

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

Leverage

The revolving credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the "JPM Revolving Credit Facility"), allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of September 30, 2023 and December 31, 2022, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility) was 604% and 373%. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as the Company, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the "Board of Directors" or the "Board") of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$356.35	$337.71	$321.40	$312.36
First Lien/Last-Out Unitranche	80.81	64.23	81.05	64.32
Second Lien/Senior Secured Debt	78.56	67.98	179.13	123.12
Unsecured Debt	7.15	6.83	7.16	7.00
Preferred Stock	12.34	3.00	12.34	5.30
Common Stock	6.48	5.78	8.75	8.82
Warrants	1.34	0.07	1.34	0.09
Total investments	$543.03	$485.60	$611.17	$521.01

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.4%	13.8%	11.6%	13.1%
First Lien/Last-Out Unitranche(2)(3)	10.9	15.2	10.3	15.6
Second Lien/Senior Secured Debt(2)	12.6	15.0	10.0	18.3
Unsecured Debt(2)	14.5	18.7	13.4	16.1
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	11.8%	14.0%	10.6%	14.3%

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

As of September 30, 2023, the total portfolio weighted average yield measured at amortized cost and fair value was 11.8% and 14.0%, as compared to 10.6% and 14.3% as of December 31, 2022. The increase in the weighted average yield at amortized cost was primarily driven by rising interest rates. Within Second Lien/Senior Secured Debt, the increase in weighted average yield at amortized cost was primarily driven by the exit of a non-accrual position, National Spine and Pain Centers, LLC. The decrease in weighted average yield at fair value was primarily driven by the recapitalization of Zep, Inc. Within Unsecured Debt, the increase in weighted average yield at amortized cost and weighted average yield at fair value were primarily driven by an increase to the interest rate of Recipe Acquisition Corp.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	September 30, 2023	December 31, 2022
Number of portfolio companies	21	25
Percentage of performing debt bearing a floating rate(1)	98.6%	97.4%
Percentage of performing debt bearing a fixed rate(1)(2)	1.4%	2.6%
Weighted average leverage (net debt/EBITDA)(3)	6.0x	6.3x
Weighted average interest coverage(3)	1.3x	1.5x
Median EBITDA(3)	$62.43 million	$63.88 million

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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of September 30, 2023 and December 31, 2022, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 27.2% and 26.2%, of total debt investments at fair value.

Our Investment Adviser monitors on an ongoing basis, the financial trends of each portfolio company to determine if it is meeting its respective business plan and to assess the appropriate course of action for each portfolio company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following: (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in Board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.

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

	As of
	September 30, 2023		December 31, 2022
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	351.84	72.4	481.71	92.5
Grade 3	130.89	27.0	36.63	7.0
Grade 4	2.87	0.6	2.67	0.5
Total Investments	$485.60	100.0%	$521.01	100.0%

The increase in investments with a grade 3 investment performance rating was primarily driven by investments with a fair value of $95.67 million being downgraded from a grade 2 investment performance rating due to financial under performance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2023		December 31, 2022
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$510.05	93.9%	$556.06	91.0%
Non-accrual	32.98	6.1	55.11	9.0
Total Investments	$543.03	100.0%	$611.17	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	September 30, 2023	September 30, 2022
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$34.88	$—
Total	$34.88	$—
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$0.43	$57.66
First Lien/Last-Out Unitranche	0.03	0.04
Second Lien/Senior Secured Debt	73.00	—
Common Stock	5.02	—
Total	$78.48	$57.70
Net (decrease) in portfolio	$(43.60)	$(57.70)
Number of existing portfolio companies with new investment commitments	1	—
Total new investment commitment amount in existing portfolio companies	$34.88	$—
Weighted average remaining term for new investment commitments (in years)(2)	5.0	—
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	N/A
Percentage of new debt investment commitments at cost for fixed interest rates	0.0%	N/A
Weighted average yield on new debt and income producing investment commitments(3)	9.4%	N/A
Weighted average yield on new investment commitments(4)	9.4%	N/A
Weighted average yield on debt and income producing investments sold or repaid(5)	13.4%	6.8%
Weighted average yield on investments sold or repaid(6)	12.5%	6.8%

(1)
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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
		($ in millions)
Total investment income	$18.30	$16.94	$53.66	$50.65
Net expenses	8.21	4.18	21.39	15.40
Net investment income	10.09	12.76	32.27	35.25
Net realized gain (loss) on investments	3.65	—	(25.44)	(12.79)
Net unrealized appreciation (depreciation) on investments	6.30	(22.60)	32.73	(30.21)
Net realized and unrealized gain (losses) on forward contracts, translations and transactions	0.86	1.56	0.33	3.67
Income tax (provision) benefit, realized and unrealized gain/loss	(0.03)	0.02	0.08	(0.02)
Net increase (decrease) in Members’ Capital from operations	$20.87	$(8.26)	$39.97	$(4.10)

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
		($ in millions)
Interest	$16.02	$15.00	$48.00	$46.26
Payment-in-kind	1.47	1.20	3.35	3.21
Dividend income	0.76	0.43	2.14	0.62
Other income	0.05	0.31	0.17	0.56
Total investment income	$18.30	$16.94	$53.66	$50.65

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $15.00 million and $46.26 million for the three and nine months ended September 30, 2022 to $16.02 million and $48.00 million for the three and nine months ended September 30, 2023, primarily due to an increase in rising base interest rates on our variable rate investments.
•
Dividend income from investments increased from $0.43 million and $0.62 million for the three and nine months ended September 30, 2022 to $0.76 million and $2.14 million for the three and nine months ended September 30, 2023, primarily due to an increase in the yield of our investment in Goldman Sachs Financial Square Government Fund - Institutional Shares.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
		($ in millions)
Interest and other debt expenses	$2.24	$3.49	$7.96	$9.21
Management fees	1.57	1.59	4.63	5.32
Incentive fees	3.68	(1.46)	7.05	(0.72)
Professional fees	0.35	0.19	0.80	0.51
Directors’ fees	0.05	0.05	0.15	0.15
Other general and administrative expenses	0.32	0.32	0.80	0.93
Total expenses	$8.21	$4.18	$21.39	$15.40

In the table above:

•
Incentive Fees increased from $(1.46) million and $(0.72) million for the three and nine months ended September 30, 2022 to $3.68 million and $7.05 million for the three and nine months ended September 30, 2023. This was primarily driven by our inception-to-date results of operations.
•
Interest and other debt expenses decreased from $3.49 million and $9.21 million for the three and nine months ended September 30, 2022 to $2.24 million and $7.96 million for the three and nine months ended September 30, 2023. These decreases were primarily driven by the decrease in the weighted average aggregate daily borrowings from $232.10 million and $253.71 million for the three and nine months ended September 30, 2022 to $96.25 million and $119.53 million for the three and nine months ended September 30, 2023 partially offset by increase in the weighted average interest rate from 5.35% and 4.28% for the three and nine months ended September 30, 2022 to 8.47% and 8.00% for the three and nine months ended September 30, 2023.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in millions)
Yasso, Inc.	$3.66	$—	$3.66	$—
National Spine and Pain Centers, LLC	—	—	(29.09)	—
Wrike, Inc.	—	—	—	0.31
Experity, Inc.	—	—	—	(0.57)
Chase Industries, Inc. (dba Senneca Holdings)	—	—	—	(12.53)
Other, net	(0.01)	—	(0.01)	—
Net realized gain (loss)	$3.65	$—	$(25.44)	$(12.79)

For the three months ended September 30, 2023, net realized gains were driven by the exit of our common stock investment in Yasso, Inc., which resulted in a realized gain of $3.66 million. For the nine months ended September 30, 2023, net realized losses were primarily driven by the exit of our second lien debt investment and common stock investment in National Spine and Pain Centers, LLC, which resulted in a realized loss of $29.09 million, partially offset by the aforementioned exit from Yasso, Inc.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	($ in millions)
Unrealized appreciation	$17.85	$1.32	$47.51	$14.16
Unrealized depreciation	(11.55)	(23.92)	(14.78)	(44.37)
Net change in unrealized appreciation (depreciation) on investments	$6.30	$(22.60)	$32.73	$(30.21)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
	($ in millions)
Portfolio Company:
Zep Inc.	$15.39	$13.59
Odyssey Logistics & Technology Corporation	1.84	2.00
Doxim, Inc.	0.50	0.15
Spectrum Plastics Group, Inc.	0.06	0.98
Genesis Acquisition Co. (dba ProCare Software)	0.04	0.54
National Spine and Pain Centers, LLC	—	29.16
Vantage Mobility International, LLC	—	(1.74)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	(0.66)	(1.66)
Other, net(1)	(0.85)	(0.30)
Diligent Corporation	(0.82)	(0.39)
Lithium Technologies, Inc.	(1.24)	(1.32)
Acuity Specialty Products, Inc. (dba Zep Inc.)	(2.01)	(2.01)
Wine.com, LLC	(2.82)	(5.19)
Yasso, Inc.	(3.13)	(1.08)
Total	$6.30	$32.73

(1)
For the three and nine months ended September 30, 2023, Other, net includes gross unrealized appreciation of $0.04 million and $1.08 million, respectively, and gross unrealized depreciation of $(0.89) million and $(1.38) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended September 30, 2023 was primarily driven by the reversal of unrealized depreciation in connection with the recapitalization of our second lien debt investment in Zep Inc.

Net change in unrealized appreciation (depreciation) in our investments for the nine months ended September 30, 2023 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned exit of our second lien investment and common stock investment in National Spine and Pain Centers, LLC and the recapitalization of our second lien debt investment in Zep Inc.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to the JPM Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2023 and December 31, 2022, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility) was 604% and 373%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

We had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2023			December 31, 2022
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$60.36	95%	$1,097.43	$60.36	95%

We did not issue a capital drawdown for the nine months ended September 30, 2023.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of September 30, 2023:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Revolving Credit Facility(1)	$81.92	$—	$81.92	$—	$—

(1)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2023, the Company had outstanding borrowings denominated in USD of $55.59 million and in Euros (EUR) of 24.90 million. As of December 31, 2022, the Company had outstanding borrowings denominated in USD of $119.59 million and in EUR of 24.90 million.

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

The JPM Revolving Credit Facility is a multicurrency facility. As of September 30, 2023, the total commitments under the JPM Revolving Credit Facility were $84.63 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by November 21, 2024.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2023	December 31, 2022
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$8.95	$8.27
Total	$8.95	$8.27

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

RECENT DEVELOPMENTS

On September 7, 2023, David Pessah notified us of his intention to resign as our Chief Financial Officer, Treasurer and principal accounting officer to pursue a new professional opportunity. Effective November 10, 2023, Mr. Pessah will cease serving as our Chief Financial Officer, Treasurer and principal accounting officer. Mr. Pessah’s resignation was not the result of any disagreement with us.

On September 25, 2023, our Board of Directors appointed Stanley Matuszewski as our Chief Financial Officer and Treasurer and John Lanza as our principal accounting officer, each effective November 10, 2023.

To assist in an orderly transition, Mr. Pessah will continue to serve in his current roles during the transition period, until Mr. Matuszewski and Mr. Lanza each assume their respective roles on November 10, 2023.

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

As of September 30, 2023 and December 31, 2022, on a fair value basis, approximately 1.4% and 2.6%, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 98.6% and 97.4%, of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2023 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2023 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$11.53	$(1.87)	$9.66
Up 200 basis points	7.68	(1.25)	6.43
Up 100 basis points	3.84	(0.62)	3.22
Up 75 basis points	2.88	(0.47)	2.41
Up 50 basis points	1.92	(0.31)	1.61
Up 25 basis points	0.96	(0.16)	0.80
Down 25 basis points	(0.96)	0.16	(0.80)
Down 50 basis points	(1.92)	0.31	(1.61)
Down 75 basis points	(2.88)	0.47	(2.41)
Down 100 basis points	(3.84)	0.62	(3.22)
Down 200 basis points	(7.68)	1.25	(6.43)
Down 300 basis points	(11.53)	1.87	(9.66)

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

Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy will continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Date: November 7, 2023	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: November 7, 2023	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: November 7, 2023	/s/ David Pessah
Name: David Pessah
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)