Form 10-K
period 2023-12-31
Goldman Sachs Private Middle Market Credit LLC
filed 2024-03-05
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, there was no established public market for the registrant’s limited liability company units. As of March 5, 2024, there were 10,687,877 units of the limited liability company’s common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Index to Annual Report on Form 10-K for

Year Ended December 31, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this annual report on Form 10-K, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this annual report on Form 10 K because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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
•
the impact of elevated inflation and interest rates and the risk of recession on our portfolio companies;
•
the effect of global climate change on our portfolio companies;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, references to “Company,” “we,” “us” and “our” mean Goldman Sachs Private Middle Market Credit LLC together with its consolidated subsidiaries. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in many markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs BDC, Inc. ("GS BDC"), Goldman Sachs Private Middle Market Credit II LLC ("GS PMMC II"), Goldman Sachs Middle Market Lending Corp. II ("GS MMLC II"), Phillip Street Middle Market Lending Fund LLC ("PSLF") and Goldman Sachs Private Credit Corp. ("GS Credit")), relationships and products, collectively, the “Accounts”).

ITEM 1. BUSINESS

The Company

We are a specialty finance company that has been focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through December 31, 2023, we originated approximately $2.33 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We have sought to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

During our investment period, we sought to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in private middle-market credit obligations and related instruments. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. “Middle market” is used to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time and non-recurring items that are outside the operations of these companies. While, as a result of fluctuations in the net asset value (“NAV”) of one asset relative to other assets, private middle-market credit obligations and related instruments may represent less than 80% of our net assets (plus any borrowings for investment purposes) at any time, we may not invest, under normal circumstances, more than 20% of our net assets (plus any borrowings for investment purposes) in securities and other instruments that are not private middle-market credit obligations and related instruments. To the extent we determine to invest indirectly in private middle-market credit obligations and related instruments, we may invest through certain synthetic instruments, including derivatives that have similar economic characteristics to private middle-market credit obligations which we will value at market value or, if no market value is ascertainable, at fair value for the purpose of complying with the above mentioned policy. For purposes of determining compliance with our 80% policy, each applicable derivative instrument will be valued based upon its market value. We will notify our unitholders (the “Unitholders”) at least 60 days prior to any change to the 80% investment policy described above.

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

Investment Strategy

Our origination strategy focuses on leading the negotiation and structuring of the loans or securities in which we invest and holding the investments in our portfolio to maturity. In many cases we are the sole investor in the loan or security in our portfolio. Where there are multiple investors, we generally seek to control or obtain significant influence over the rights of investors in the loan or security. We generally seek to make investments that have maturities between three and ten years and generally range in size between $10 million and $75 million, although we may make larger or smaller investments on occasion.

Investment Portfolio

Our portfolio (excluding our investment in a money market fund managed by an affiliate of GS Group Inc.) consisted of the following:

	December 31, 2023
	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$337.58	$322.42
First Lien/Last-Out Unitranche	67.23	64.84
Second Lien/Senior Secured Debt	62.23	52.75
Unsecured Debt	19.18	19.34
Preferred Stock	6.33	3.09
Common Stock	6.49	5.88
Warrants	1.34	0.08
Total investments	$500.38	$468.40

As of December 31, 2023, our portfolio consisted of investments in 19 portfolio companies across 16 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2023, were Financial Services, Interactive Media & Services, Professional Services and IT Services, which represented 19.1%, 17.0%, 8.9% and 8.6%, respectively, of our portfolio at fair value. The geographic composition of our portfolio at fair value as of December 31, 2023 was 97.2% invested in portfolio companies organized in the United States and 2.8% in portfolio companies organized in Canada.

The weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund managed by an affiliate of GS Group Inc.), at amortized cost and fair value, was as follows:

	December 31, 2023
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.8%	15.7%
First Lien/Last-Out Unitranche(2)(3)	13.2	15.0
Second Lien/Senior Secured Debt(2)	12.7	14.7
Unsecured Debt(2)	15.2	15.9
Preferred Stock(4)	—	—
Common Stock(4)	—	—
Warrants(4)	—	—
Total Portfolio	12.6%	15.2%

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

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of GS Group Inc.):

December 31, 2023
Number of portfolio companies	19
Percentage of performing debt bearing a floating rate (1)	98.3%
Percentage of performing debt bearing a fixed rate (1) (2)	1.7%
Weighted average leverage (net debt/EBITDA)(3)	6.5x
Weighted average interest coverage(3)	1.3x
Median EBITDA(3)	$61.92 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 25.2% of total debt investments at fair value.

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

From May 6, 2016 (the “Initial Closing Date”) through May 5, 2017 (the “Final Closing Date”), we accepted subscription agreements from investors acquiring Units in our continuous private offering of common units of our limited liability company interests (the “Units”). Investors acquiring Units in the private offering each entered into a subscription agreement (a “Subscription Agreement”) pursuant to which the investor agreed to purchase Units for an aggregate purchase price equal to the portion of its requested capital commitment to us that we accepted (its “Commitment”). Each individual Unitholder holding Units is required to make capital contributions (up to the amount of their undrawn Commitment) to purchase Units in respect of its Commitment each time we deliver a drawdown notice, which will be delivered in respect of such Commitment at least five business days (as defined in Rule 14d-1 of the Exchange Act) (“Business Days”) prior to the required funding date (the “Drawdown Date”). New Units are issued on each Drawdown Date.

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

	December 31, 2023
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$60.36	95%

We did not issue a capital drawdown for the years ended December 31, 2023, and 2022.

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

Term

On May 3, 2023, the Board of Directors approved and authorized an extension of our term from May 5, 2024 (the "Initial Expiration Date") to May 5, 2025. Our term is subject to our Board of Directors’ right to liquidate us at any time and to extend our term for up to two additional successive one-year periods from the Initial Expiration Date. Upon the request of our Board of Directors and the approval of a majority-in-interest of our Unitholders, our term may be further extended.

We shall be dissolved (i) upon the expiration of our Term (as such Term may be extended pursuant to the above), (ii) at any time upon a decision of the Board of Directors, (iii) if there are no Unitholders, unless our business is continued in accordance with the LLC Agreement or applicable law or (iv) upon the entry of a decree of judicial dissolution under applicable law.

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of the Board of Directors, a majority of which is made up of independent directors (including an independent Chairperson), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is a subsidiary of GS Group Inc., a bank holding company (“BHC”) and a financial holding company (“FHC”), regulated by the board of governors of the federal reserve system (the "Federal Reserve"). GS Group Inc. is a leading global financial institution that delivers a broad range of financial services to a large and diversified client base that includes corporations, financial institutions, governments and individuals. GS Group Inc. is the general partner and owner of GSAM.

The Goldman Sachs Asset Management Private Credit Team

The Goldman Sachs Asset Management Private Credit Team is dedicated to the direct origination investment strategy of the Company and other Accounts that share a similar investment strategy with us. The Goldman Sachs Asset Management Private Credit Team is comprised of approximately 160 investment professionals across nine cities and four continents as of December 31, 2023. Within the Goldman Sachs Asset Management Private Credit Team, approximately 74 private credit investment professionals across five offices in the Americas led by Alex Chi and David Miller, our Co-Chief Executive Officers and Co-Presidents, oversee and lead our day-to-day portfolio management. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, and negotiating, structuring, monitoring, and servicing our investments. In addition, the Investment Adviser and Goldman Sachs have risk management, legal, accounting, tax, information technology and compliance personnel, among other personnel, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The Goldman Sachs Asset Management Private Credit Team utilizes a bottom-up, fundamental research approach to lending. The managing directors of this team had an average industry experience of over 18 years coupled with an average tenure at Goldman Sachs of over 12 years as of December 31, 2023.

Investment Committee

All investment decisions are made by the investment committee of the Goldman Sachs Asset Management Private Credit Team that focuses on regulated fund investments (the “BDC Investment Committee”). The BDC Investment Committee currently consists of the following members: Justin Betzen, Alex Chi, David Miller, James Reynolds, Kevin Sterling and Greg Watts, along with members from Goldman Sachs’ Compliance, Legal, Tax and Controllers groups. The BDC Investment Committee is responsible for approving all of our investments. The BDC Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the BDC Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The size, membership, authority and voting rights of members of the BDC Investment Committee are subject to change from time to time without prior notice.

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

As of December 31, 2023, our portfolio (which term does not include our investment in a money market fund managed by an affiliate of GS Group Inc). on a fair value basis, was comprised of approximately 93.9% secured debt investments (82.6% in first lien debt (including 13.8% in first lien/last-out unitranche loans) and 11.3% in second lien debt), 4.1% in unsecured debt, 0.7% in preferred stock and 1.3% in common stock and 0.0% in warrants. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to Unitholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our common Units and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

In certain circumstances, we can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which we expect to rely to co-invest alongside certain other Accounts, which may include proprietary accounts of Goldman Sachs, in a manner consistent with our investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (the “Relief”). Additionally, if our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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

• Experienced management and established financial sponsor relationships. We generally require that our portfolio companies have an experienced management team and have proper incentives in place for management to succeed and to act in concert with our interests as investors. In addition, we focus our investments in companies backed by strong financial sponsors that have a history of creating value and with whom members of our Investment Adviser have an established relationship.

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

The Investment Adviser may integrate environmental, social and governance ("ESG") risk considerations within its process for originating loans to U.S. middle market companies, investing directly in middle market credit obligations and related instruments. As part of its due diligence process, the Investment Adviser may consider, alongside other relevant factors, ESG risks, events or conditions that have or could have a material negative impact on the operating and performance metrics of these borrowers in the portfolio. Depending on the circumstances, examples of ESG risks can include physical environmental risks, climate change transition risks, supply chain disruptions, improper labor practices, lack of board diversity and corruption. The Investment Adviser may utilize proprietary research to assess ESG risks that are relevant to our investment.

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

Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief. Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts. The staff of the SEC has issued no-action relief permitting us to purchase a single class of privately placed securities alongside Goldman Sachs and other Accounts, provided that the Investment Adviser negotiates no term other than price and certain other conditions are met. In certain circumstances, we and such other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser, and certain other affiliated applicants. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations, and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives and strategies, certain Board-established criteria, and the other applicable conditions of the Relief. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors must reach certain conclusions in connection with a co-investment transaction, including that (i) the terms of the proposed transaction are reasonable and fair to us and our Unitholders and do not involve overreaching in respect of us or our Unitholders on the part of any person concerned; and (ii) the transaction is consistent with the interests of our Unitholders and is consistent with our then-current investment objectives and strategies.

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

Market Opportunity

The Goldman Sachs Asset Management Private Credit Team believes there is an attractive investment opportunity to invest in U.S. middle-market companies. Specifically:

•
The middle-market represents a large target market opportunity. According to the National Center for the Middle Market, the U.S. middle market is composed of approximately 200,000 companies that represent approximately 33% of the private sector gross domestic product, employing approximately 48 million people.1 The Goldman Sachs Asset Management Private Credit Team believes that there is an attractive investment environment for BDCs to provide loans to U.S. middle market companies.

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

1
As of year-end December 2023 according to the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org. These websites are not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on these websites to be part of this annual report on Form 10-K or any other report we file with the SEC.

Competitive Advantages

GS Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base, including companies and high net worth individuals, among others. The firm is headquartered in New York, and maintains offices across the United States and in all major financial centers around the world. Goldman Sachs, with approximately $2.5 trillion in firmwide assets under supervision as of December 31, 2023, provides investment management services to a diverse set of clients worldwide, including private institutions, public entities and individuals.

Within GSAM, the Goldman Sachs Asset Management Private Credit Team is the primary center for private credit investing. Since 1996, Goldman Sachs Asset Management Private Credit and its predecessors have invested over $180 billion, leveraging Goldman Sachs Asset Management Private Credit’s deep expertise and long-standing relationships with financial sponsors, companies, investors, entrepreneurs and financial intermediaries globally. Goldman Sachs Asset Management Private Credit invests across senior credit, mezzanine, hybrid capital and asset finance strategies and has significant experience investing in debt instruments across industries, geographic regions, economic cycles and financing structures.

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
•
Direct origination with borrowers: Goldman Sachs Asset Management Private Credit believes that evaluating investment opportunities through direct discussions with borrowers leads to a better understanding of the underlying drivers of performance and business risks. Goldman Sachs Asset Management Private Credit’s direct origination platform has been developed over its more-than-28-year history of private credit investing and includes approximately 160 investment professionals across nine cities and four continents as of December 2023. Goldman Sachs Asset Management Private Credit’s investment team’s local relationships with companies, private equity sponsors and advisors combined with deep industry expertise provides us with access to a wide range of opportunities and allows us to gain early and direct access to due diligence materials and management teams. We will seek to lead the structuring and negotiation of the loans or securities in which it invests with a collaborative, solutions-oriented approach.
•
Prudent investment selection with intensive due diligence and credit analysis: We believe that Goldman Sachs Asset Management Private Credit’s substantial flow of potential investment opportunities, in combination with diligence practices developed over its more-than-28-year history of private credit investing, will enable us to invest in and selectively develop a diversified portfolio of high-quality companies. Goldman Sachs Asset Management Private Credit’s seasoned team and underwriting approach reflects deep sector expertise and seeks to identify attractive trends and pursue investments accordingly, through its approach to fundamental credit analysis driven by intensive investment research.
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
•
Structuring expertise with a focus on risk mitigation: Goldman Sachs Asset Management Private Credit has significant structuring capabilities with a seasoned team of investment professionals, including the Private Credit Investment Committee (as defined below), who have over 23 years of experience on average. We seek to mitigate risk by investing primarily in senior secured debt, which is secured by a collateral package that often results in a higher rate of recovery in the event of default as compared to unsecured and subordinated investments. Senior secured debt has favorable characteristics that typically include a senior ranking in the capital structure of the borrower with priority of repayment, security of collateral and protective contractual rights that may include affirmative and negative covenants that restrict the borrower’s ability to incur additional indebtedness, make restricted payments or execute other transactions or implement changes that may be negative to lenders. In addition, Goldman Sachs Asset Management Private Credit has experience investing across the capital structure, which will enable us to consider different investment structures and expand our opportunity funnel.
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

For the year ended December 31, 2023, Management Fees amounted to $6.17 million. As of December 31, 2023, $1.54 million remained payable. For the year ended December 31, 2022, Management Fees amounted to $6.85 million.

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

For the year ended December 31, 2023, the Company accrued unvested Incentive Fees of $9.23 million. As of December 31, 2023, $56.84 million remained payable in accordance with the terms of the Investment Advisory Agreement. For the year ended December 31, 2022, the Company accrued unvested Incentive Fees of $(3.88) million.

Board Approval of the Investment Advisory Agreement

Our Board of Directors determined at an in-person meeting held on August 2, 2023 to approve the continuation of the Investment Advisory Agreement. In its consideration of the renewal of the Investment Advisory Agreement, the Board of Directors focused on information it had received relating to, among other things:

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

In connection with their consideration of the renewal of the Investment Advisory Agreement, our Board of Directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling their decision. After deliberation and consideration of all of the information provided, including the factors described above, the Board of Directors concluded, in the exercise of their business judgment, that the management fees paid by us were reasonable in light of the services provided to us by the Investment Adviser, the Investment Adviser’s costs, and our current and reasonably foreseeable asset levels. The Board of Directors unanimously concluded that the Investment Adviser’s continued management likely would benefit us and our Unitholders and that the Investment Advisory Agreement should be approved and continued with respect to us until August 31, 2024.

For the year ended December 31, 2023, we paid our Investment Adviser a total of $6.16 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Advisory Agreement, which consisted of $6.16 million in Management Fees and no Incentive Fees. For the year ended December 31, 2022, we paid our Investment Adviser a total of $7.48 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Advisory Agreement, which consisted of $7.48 million in Management Fees and no Incentive Fees.

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

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of equity securities senior to the Units if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 200% immediately after each such issuance (or 150% if certain requirements are met). The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as us, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to Unitholders or the repurchase of our Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise it is presumed to not be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Our Business and Structure—We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.”

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

Information regarding how we vote proxies relating to portfolio securities is available upon request by writing to Goldman Sachs Private Middle Market Credit LLC, Attention: Austin Neri, Investor Relations, 200 West Street, New York, New York 10282.

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

Compliance with the Bank Holding Company Act

As a BHC and FHC, the activities of GS Group Inc. and its affiliates are subject to certain restrictions imposed by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and related regulations. BHCs and FHCs are subject to supervision and regulation by the Federal Reserve. Because GS Group Inc. may be deemed to “control” us within the meaning of the BHCA, restrictions under the BHCA could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, GS Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to GS Group Inc. and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by GS Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments. Additionally, Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us or other funds and accounts managed by our Investment Adviser and its affiliates. In addition, Goldman Sachs may cease in the future to qualify as a FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us. See “Item 1A. Risk Factors—Legal and Regulatory—Our activities may be limited as a result of potentially being deemed to be controlled by GS Group Inc., a bank holding company.”

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

Summary Risk Factors

Investing in our securities involves a high degree of risk. The following is a summary of certain of the principal risks that should be carefully considered before investing in our securities:

•
The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.
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
•
Goldman Sachs’ financial and other interests may incentivize our Investment Adviser to favor other Accounts.
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

Market Developments and General Business Environment

The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, over the past few years, the U.S. capital markets experienced disruption as evidenced by volatility in global stock markets as a result of, among other things, the COVID-19 pandemic, social and political tensions in the United States and around the world, the fluctuating price of commodities, such as oil, and Russia’s military invasion of Ukraine. Despite remedial actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These and any other unfavorable economic conditions could increase our funding costs and/or limit our access to the capital markets.

Significant changes or volatility in the capital markets may negatively affect the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of market disruptions and measures taken in response thereto. Any public health emergency, including an outbreak of existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Disruptions in economic activity, such as those caused by the COVID-19 pandemic, Russia’s military invasion of Ukraine, the escalated conflict in the Middle East and terrorism or threats of terrorism, have limited and could continue to limit our investment originations, limit our ability to grow, increase our funding costs and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the disruption in economic activity caused by the COVID-19 pandemic and Russia’s military invasion of Ukraine has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to raise equity capital, extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. In addition, market conditions, including inflation, have adversely impacted, and could in the future have further negative impacts on the operations of certain of our portfolio companies. If the financial results of middle-market companies, like those in which we invest, experience deterioration, it could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Further deterioration in market conditions may further depress the outlook for those companies. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt. If we are unable to raise new debt or refinance our existing debt, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage, and we may be unable to make new commitments or to fund existing commitments to our portfolio companies. Any inability to extend the maturity of or refinance our existing debt, or to obtain new debt, could have a material adverse effect on our business, financial condition or results of operations.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic and Russia’s military invasion of Ukraine, create and exacerbate risks.

Social, political, economic and other conditions and events in the United States, the United Kingdom, the European Union, the Middle East and China (such as natural disasters, epidemics and pandemics, terrorism, military conflicts and social unrest) may occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed.

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

While financial markets have rebounded from the significant declines that occurred early in the pandemic and global economic conditions generally improved since 2021, certain of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic and subsequent geopolitical events have persisted, including (i) relatively weak consumer confidence; (ii) ongoing heightened credit risk with regard to certain industries, including, at times, oil and gas, gaming and lodging and airlines and (iii) higher cyber security, information security and operational risks.

Depending on any lasting effects of the pandemic on consumer and corporate confidence, the conditions noted above could continue for an extended period and other adverse developments may occur or reoccur, including (i) the decline in value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the Investment Company Act, (v) our ability to maintain our distributions at their current level or to pay them at all, or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. The U.S. economy, as well as most other major economies, may experience economic recession, and we anticipate our businesses could be materially and adversely affected by a prolonged recession in the United States and other major global markets. See “—The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.”

Disruptions in the capital markets, including disruptions resulting from inflation, the uncertain interest rate environment, Russia’s military invasion of Ukraine and the escalated conflict in the Middle East, have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

In addition, fiscal and monetary actions taken by the United States and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, Russia’s invasion of Ukraine in February 2022 and corresponding events have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the governments of the United States, the United Kingdom and the European Union, have issued broad-ranging economic sanctions against Russia, including, among other actions, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a prohibition on new investment in Russia; a prohibition on the provision of certain services to Russia; new export controls and import bans; the implementation of a price cap policy for Russian-origin oil and petroleum products; the removal of selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally; and restrictive measures to prevent the

Russian Central Bank from undermining the impact of the sanctions. Private companies have also implemented restrictions that severely limit, and in some cases, reverse or cancel, business transactions in or involving certain individuals and/or businesses connected to or associated with Russia and/or Belarus. Further, some private companies have moved to divest of Russia-based subsidiaries and assets. The duration of hostilities and the vast array of sanctions and related events (including retaliatory measures imposed by Russia, cyber incidents and espionage) cannot be predicted. Those events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

Although we have elected to be treated as a RIC, and we intend to qualify for tax treatment as a RIC annually, we cannot assure you that we will be able to do so. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to Unitholders, we must meet the annual distribution, source-of-income, and quarterly-asset diversification requirements described below.

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

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”).

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

Legislative and regulatory proposals directed at the financial services industry that are proposed, pending, or might be proposed in the future, in the U.S. Congress may negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us and our portfolio companies, intensify the regulatory supervision of us and our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any such regulation will be implemented or what form it would take, increased regulation of non-bank credit extension would negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

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

The United States Congress has considered a proposal that would have, if enacted, had a significant adverse impact on individual retirement account (“IRA”) investors, including potentially terminating the IRA status of an IRA that acquires or holds an investment in certain private investment funds (including the Company), subjecting all of the investments in the IRA to significant taxes and subjecting the IRA’s owner to significant penalties. Other proposed legislation would have, if enacted, limited contributions by or on behalf of a high-income taxpayer to an IRA if the aggregate account balance in all applicable retirement plans (as defined in the proposal) maintained by or on behalf of the taxpayer exceeded a threshold dollar amount. These proposals were not ultimately included in legislation passed by the United States House of Representatives. Nonetheless, it is possible that either or both of these proposals (or other proposals that would adversely impact IRA investors) could be enacted as part of future tax reform legislative efforts.

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

In certain circumstances, we and other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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

CFTC rules may have a negative impact on us and our Investment Adviser.

The CFTC and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act of 1936, as amended, and related CFTC regulations. Our Investment Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

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

Rule 18f-4 under the Investment Company Act includes limitations on the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions). Under the rule, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements, and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently operate as a “limited derivatives user” and these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

We do not seek to compete primarily based on the interest rates we offer, and the Investment Adviser believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we believe our competitive strengths include: (i) the positioning of Goldman Sachs Asset Management Private Credit Team within Goldman Sachs, given its associated relationship, sourcing and expertise advantages; (ii) Goldman Sachs Asset Management Private Credit Team's experience and breadth as an investor; (iii) Goldman Sachs Asset Management Private Credit's experienced team and history of investment performance; (iv) Goldman Sachs Asset Management Private Credit Team’s depth, breadth and duration of relationships with financial sponsors, companies, borrowers and other industry participants; and (v) the alignment of interest between the Company and the Goldman Sachs private credit platform through side-by-side investments alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. For a further discussion of our competitive strengths, see “Item 1. Business—Competitive Advantages.”

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

In addition, cybersecurity has become a top priority for lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators, individuals and the general investing public of data security breaches involving certain types of personal data, including the SEC, which on July 26, 2023, adopted amendments requiring the public disclosure of certain cybersecurity breaches. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Investment Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

The financial markets recently experienced volatility in connection with concerns that some banks, especially small and regional banks and banks with exposure to commercial real estate, may have significant investment-related losses that might make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government announced measures to assist certain banks and protect depositors, some banks had already been impacted and others may be adversely impacted, by such volatility. Our business and the businesses of our portfolio companies are dependent on bank relationships. We continue to monitor the financial health of these relationships. Any further strain on the banking system may adversely impact the business, financial condition and results of operations of us and our portfolio companies.

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

Goldman Sachs’ financial and other interests may incentivize our Investment Adviser to favor other Accounts.

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

In addition to having claims on our assets that are superior to the claims of Unitholders, any obligations to the lenders may be secured by a first-priority security interest in our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our Unitholders. Furthermore, our revolving credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Revolving Credit Facility”) imposes, and any credit agreement or other debt financing agreement into which we may enter may impose, financial and operating covenants that restrict our investment activities (including restrictions on industry concentrations), remedies on default and similar matters. In connection with any future borrowings, our lenders may also require us to pledge assets.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Unitholders (1)	(14.65)%	(7.95)%	(1.26)%	5.43%	12.13%

(1) Assumes (i) $542.64 million in total assets as of December 31, 2023, (ii) $63.08 million in outstanding indebtedness as of December 31, 2023, (iii) $405.33 million in net assets as of December 31, 2023 and (iv) an annualized average interest rate on our indebtedness as of December 31, 2023, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 8.10%.

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

Our business faces increasing public scrutiny related to ESG activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

Our brand and reputation may be negatively impacted if we fail to act responsibly (or are perceived to have failed to act responsibly) in a number of areas, such as considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and our relationships with investors, which could adversely affect our business and results of operations.

At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose the Investment Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. In addition, some groups and state attorneys general have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate diversity, equity and inclusion practices increasing. If the Investment Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation, and constrain our investment and fundraising opportunities.

Additionally, new state-level, federal and international regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. There is also a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies may be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions in the future. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

Revolving Credit Facilities. From time to time, we may acquire or originate revolving credit facilities in connection with our investments in other assets, which may result in our holding unemployed funds, negatively impacting our returns.

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

Certain of our portfolio companies may be impacted by inflation. Although the U.S. inflation rate has decreased in the fourth quarter of 2023, it remains well above historical levels over the past several decades. Inflationary pressures in the past few years increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or may be, affected by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in unrealized losses and therefore reduce our net assets resulting from operations.

While the United States and other developed economies have experienced higher-than-normal inflation rates in the past few years, it remains uncertain whether elevated inflation will continue or have a significant effect on the U.S. economy or other economies. Inflation may affect our investments adversely in a number of ways, including those noted above. During periods of rising inflation, interest and dividend rates of any instruments we or our portfolio companies may have issued could increase, which would tend to reduce returns to our investors. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities that are critical to the operation of portfolio companies as noted above. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation, such as recent increases to short-term interest rates by central banks, including the Federal Reserve, often have negative effects on the level of economic activity and may increase the risk that the economy enters a recession. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. We can offer no assurance that continued inflation in the United States and/or other economies will not become a serious problem in the future and have a material adverse impact on us.

We are exposed to risks associated with changes in interest rates.

Debt investments that we make may be based on floating rates, such as SOFR (as defined below), the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Historically, the London Inter-Bank Offered Rate (“LIBOR”) was the basic rate of interest used in lending transactions between banks on the London interbank market and was widely used as a reference for setting the interest rate on loans globally. In July 2017, the Financial Conduct Authority announced its intention to cease sustaining the LIBOR by the end of 2021, and as of June 30 2023, ceased to publish all remaining USD LIBOR settings. Recently the ICE Benchmark Administration further announced that it will publish “synthetic” USD LIBOR rates until September 2024. It is not yet known how synthetic LIBOR will be incorporated into credit facilities, if at all.

In April 2018, the Federal Reserve Bank of New York began publishing its alternative rate, the Secured Overnight Financing Rate (“SOFR”). The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR in how each rate is calculated and potentially in the actual rate as well. Since January 1, 2022, our new investments are generally indexed to SOFR. As of December 31, 2023, we have transitioned our investments and our Revolving Credit Facility to SOFR or to alternative risk-free reference rates. We expect that, going forward, our new USD-denominated investments will be indexed to SOFR, absent a significant market shift away from such rate as an accepted benchmark. Our JPM Revolving Credit Facility provides by its terms for the transition to a SOFR-based rate of interest. Upon this transition, amounts drawn under our JPM Revolving Credit Facility may bear interest at a higher rate than they would if LIBOR had continued to be used, which would increase the cost of our borrowings and, in turn, affect our results of operations.

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income (as more fully described below). Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

In addition, in 2022 and 2023, the Federal Reserve raised short-term interest rates but has recently indicated that it may cease further increases to interest rates or may decrease interest rates. However, there can be no assurance that the Federal Reserve will not make additional upwards adjustments to the federal funds rate in the future to mitigate inflationary pressures. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Similarly, rising interest rates could also reduce the yield on our investments if such increases on our borrowings exceed any rise in the rate that our investments yield (including any floating rate investments or investments subject to specified minimum interest rates (such as a SOFR floor)).

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities or loans will be unable to pay escalating interest amounts, which could result in a default under their notes or loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

If general interest rates were to decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Investment Adviser to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing investments.

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

Rule 2a-5 under the Investment Company Act establishes a regulatory framework for determining fair value in good faith for purposes of the Investment Company Act and permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. In accordance with this rule and as discussed above, our Board of Directors has designated our Investment Adviser as the valuation designee primarily responsible for the valuation of our assets, subject to the oversight of the Board of Directors, and we are in compliance with Rule 2a-5.

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

For example, as of December 31, 2023, our investments in Financial Services represented 19.1% of our portfolio at fair value. Our investments in Financial Services are subject to a variety of risks, including, but not limited to, market uncertainty, additional or changing government regulations, disclosure requirements, limits on fees, increasing borrowing costs or limits on the terms or availability of credit to such portfolio companies, and other regulatory requirements, each of which may impact the conduct of such portfolio companies. Compliance with changing regulatory requirements will likely impose staffing, legal, compliance and other costs, and administrative burdens upon our funds’ investments in financial services. In addition, as of December 31, 2023, our investments in Interactive Media & Services represented 17.0% of our portfolio at fair value. Our investments in Interactive Media & Services are subject to a variety of risks, including, but not limited to portfolio companies not being able to commercialize their technology, products, business concepts or services, intense competition, a rapidly changing market, the ability of portfolio companies to successfully acquire or develop new technology, products, business concepts or services, intellectual property not remaining viable, lack of control over the pace of technology development, a more limited market or life span than products in other industries, negative impact of certain regulations, such as consumer protection laws, each of which may impact the conduct of such portfolio companies.

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

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. In addition, income derived from hedging transactions also is generally not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could impair the effectiveness of that strategy. See also “—Our Investments—We are exposed to risks associated with changes in interest rates.”

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cyber Risk Management and Strategy

As a part of the overall risk management system for the Company, processes are in place to assess, identify and manage material risks from cybersecurity threats. The Investment Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity policy that applies to the Company and its operations. With respect to cybersecurity, the Company and the Investment Adviser rely on the systems of Goldman Sachs, its third-party service providers and the Company’s service providers.

Goldman Sachs’ cybersecurity risk management processes are integrated into its overall risk management processes. Goldman Sachs has established an Information Security and Cybersecurity Program (the “Cybersecurity Program”), administered by Technology Risk within its Engineering organization, and overseen by its chief information security officer. This program is designed to identify, assess, document and mitigate threats, establish and evaluate compliance with information security mandates, adopt and apply our security control framework, and prevent, detect and respond to security incidents. The Cybersecurity Program is periodically reviewed and modified to respond to changing threats and conditions. A dedicated Operational Risk team, which reports to the chief risk officer of Goldman Sachs, provides oversight and challenge of the Cybersecurity Program, independent of Technology Risk, and assesses the operating effectiveness of the program against industry standard frameworks and risk appetite-approved operational risk limits and thresholds.

Goldman Sachs’ process for managing cybersecurity risk includes the critical components of its risk management framework, as well as the following:

•
Training and education, to enable Goldman Sachs employees to recognize information and cybersecurity concerns and respond accordingly;
•
Identity and access management, including entitlement management and production access;
•
Application and software security, including software change management, open source software, and backup and restoration;
•
Infrastructure security, including monitoring our network for known vulnerabilities and signs of unauthorized attempts to access our data and systems;
•
Mobile security, including mobile applications;
•
Data security, including cryptography and encryption, database security, data erasure and media disposal;
•
Cloud computing, including governance and security of cloud applications, and software-as-a-service data;
•
Onboarding;
•
Technology operations, including change management, incident management, capacity and resilience; and
•
Third-party risk management, including vendor management and governance, and cybersecurity and business resiliency on vendor assessments.

In conjunction with third-party vendors and consultants, Goldman Sachs performs risk assessments to gauge the performance of the Cybersecurity Program, to estimate its risk profile and to assess compliance with relevant regulatory requirements. Goldman Sachs performs periodic assessments of control efficacy through its internal risk and control self-assessment process, as well as a variety of external technical assessments, including external penetration tests and “red team” engagements where third parties test its defenses. The results of these risk assessments, together with control performance findings, are used to establish priorities, allocate resources, and identify and improve controls. Goldman Sachs uses third parties, such as outside forensics firms, to augment its cyber incident response capabilities. Goldman Sachs and its third-party service providers have a vendor management program that documents a risk-based framework for managing third-party vendor relationships (including those of the Company). Information security risk management is built into our vendor management process, which covers vendor selection, onboarding, performance monitoring and risk management.

Cyber Risk Governance

The Board provides strategic oversight on cybersecurity matters generally, including oversight of material risks associated with cybersecurity threats. The Board receives periodic reports and updates from Goldman Sachs which generally include the overall state of the Cybersecurity Program, the current cybersecurity threat landscape, material risks from cybersecurity threats, cybersecurity incidents, risk management policies and/or risk assessment initiatives.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are evaluated. However, despite these efforts, we cannot eliminate all cybersecurity risks or provide assurance that we have not had occurrences of undetected cybersecurity incidents. During the reporting period, the Company did not identify any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

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

Unitholders

As of March 5, 2024, there were approximately 1,002 holders of record of our Units.

Sales of Unregistered Securities

The Company did not issue a capital drawdown for the years ended December 31, 2023 and 2022.

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

The following tables summarize the distributions declared on our Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Year Ended December 31, 2023
August 1, 2023	August 1, 2023	August 15, 2023	$2.06
November 8, 2023	November 9, 2023	November 20, 2023	$1.40
November 1, 2023	December 29, 2023	January 31, 2024	$1.27
For the Year Ended December 31, 2022
February 3, 2022	February 3, 2022	February 17, 2022	$8.89	(1)
May 11, 2022	May 11, 2022	May 31, 2022	$6.08	(2)

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

OVERVIEW

We are a specialty finance company that has been focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act. In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through December 31, 2023, we originated approximately $2.33 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We have sought to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages”.

Replacement of Interbank Offered Rates (IBORs) Including the London Interbank Offered Rate (“LIBOR”):

On July 1, 2023, the publication of all LIBOR settings as representative rates ceased. The Financial Conduct Authority has allowed the publication and use of synthetic rates for certain U.S. dollar (“USD”) LIBOR settings in legal USD LIBOR-based contracts through September 2024. Since January 1, 2022, our new investments have generally been indexed to SOFR. As of December 31, 2023, we have facilitated an orderly transition of our investments and our Revolving Credit Facility (as defined below) to SOFR or to alternative risk-free reference rates.

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

Leverage

The revolving credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the "JPM Revolving Credit Facility"), allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of December 31, 2023 and December 31, 2022, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility) was 726% and 373%. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as the Company, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the "Board of Directors" or the "Board") of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$337.58	$322.42	$321.40	$312.36
First Lien/Last-Out Unitranche	67.23	64.84	81.05	64.32
Second Lien/Senior Secured Debt	62.23	52.75	179.13	123.12
Unsecured Debt	19.18	19.34	7.16	7.00
Preferred Stock	6.33	3.09	12.34	5.30
Common Stock	6.49	5.88	8.75	8.82
Warrants	1.34	0.08	1.34	0.09
Total investments	$500.38	$468.40	$611.17	$521.01

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.8%	15.7%	11.6%	13.1%
First Lien/Last-Out Unitranche(2)(3)	13.2	15.0	10.3	15.6
Second Lien/Senior Secured Debt(2)	12.7	14.7	10.0	18.3
Unsecured Debt(2)	15.2	15.9	13.4	16.1
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	12.6%	15.2%	10.6%	14.3%

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

As of December 31, 2023, the total portfolio weighted average yield measured at amortized cost and fair value was 12.6% and 15.2%, as compared to 10.6% and 14.3% as of December 31, 2022. The increase in the weighted average yield at amortized cost of the total portfolio and First Lien/Senior Secured Debt was primarily driven by rising interest rates. Within First Lien/Senior Secured Debt, the increase in weighted average yield at fair value was driven by financial underperformance. Within First Lien/Last-Out Unitrache, the increase in weighted average yield at amortized cost was primarily driven by the exit of a non-accrual position, Vantage Mobility International, LLC. Within Second Lien/Senior Secured Debt, the increase in weighted average yield at amortized cost was primarily driven by the exit of a non-accrual position, National Spine and Pain Centers, LLC, and the decrease in weighted average yield at fair value was primarily driven by the recapitalization of Zep Inc. Within Unsecured Debt, the increase in weighted average yield at amortized cost was primarily driven by the recapitalization of our investment in Wine.com.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	December 31, 2023	December 31, 2022
Number of portfolio companies	19	25
Percentage of performing debt bearing a floating rate(1)	98.3%	97.4%
Percentage of performing debt bearing a fixed rate(1)(2)	1.7%	2.6%
Weighted average leverage (net debt/EBITDA)(3)	6.5x	6.3x
Weighted average interest coverage(3)	1.3x	1.5x
Median EBITDA(3)	$61.92 million	$63.88 million

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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of December 31, 2023 and December 31, 2022, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 25.2% and 26.2%, of total debt investments at fair value.

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

	As of
	December 31, 2023		December 31, 2022
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$24.75	5.3%	$—	—%
Grade 2	308.80	65.9	481.71	92.5
Grade 3	131.01	28.0	36.63	7.0
Grade 4	3.84	0.8	2.67	0.5
Total Investments	$468.40	100.0%	$521.01	100.0%

The increase in investments with a grade 1 investment performance rating was primarily driven by an investment with an aggregate fair value of $24.75 million being upgraded from a grade 2 investment performance rating due to a potential exit. The decrease in investments with a grade 2 investment performance rating was primarily driven by the exit of investments with an aggregate fair value of $79.90 million during the year. The increase in the investments with a grade 3 investment performance rating was primarily driven by investments with an aggregate fair value of $79.62 million being downgraded from a grade 2 investment performance rating due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	December 31, 2023		December 31, 2022
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$486.97	97.3%	$556.06	91.0%
Non-accrual	13.41	2.7	55.11	9.0
Total Investments	$500.38	100.0%	$611.17	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Years Ended December 31,
	2023	2022
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$34.88	$9.00
First Lien/Last-Out Unitranche	—	—
Second Lien/Senior Secured Debt	—	—
Preferred Stock	—	—
Total	$34.88	$9.00
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$2.60	$140.52
First Lien/Last-Out Unitranche	0.14	55.36
Second Lien/Senior Secured Debt	95.91	30.80
Common Stock	5.29	—
Total	$103.94	$226.68
Net (decrease) in portfolio	$(69.06)	$(217.68)
Number of existing portfolio companies with new investment commitments	1	1
Total new investment commitment amount in existing portfolio companies	$34.88	$9.00
Weighted average remaining term for new investment commitments (in years)(2)	4.8	1.9
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	0.0%
Percentage of new debt investment commitments at cost for fixed interest rates	0.0%	100.0%
Weighted average yield on new debt and income producing investment commitments(3)	9.4%	13.8%
Weighted average yield on new investment commitments(4)	9.4%	13.8%
Weighted average yield on debt and income producing investments sold or repaid(5)	13.3%	8.3%
Weighted average yield on investments sold or repaid(6)	12.7%	8.3%

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

RESULTS OF OPERATIONS

The comparison for the years ended December 31, 2022 and 2021 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended December 31, 2022.

Our operating results were as follows:

	For the Years Ended December 31,
	2023	2022
	($ in millions)
Total investment income	$70.48	$68.81
Net expenses	27.66	17.66
Net investment income	42.82	51.15
Net realized gain (loss) on investments	(48.09)	(12.55)
Net unrealized appreciation (depreciation) on investments	58.18	(61.89)
Net realized and unrealized gain (losses) on forward contracts, translations and transactions	(0.84)	1.31
Income tax (provision) benefit, realized and unrealized gain/loss	0.23	(0.01)
Net increase (decrease) in Members’ Capital from operations	$52.30	$(21.99)

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Years Ended December 31,
	2023	2022
	($ in millions)
Interest	$62.27	$62.88
Payment-in-kind	5.17	3.95
Dividend income	2.83	1.20
Other income	0.21	0.78
Total investment income	$70.48	$68.81

In the table above:

•
PIK income from investments increased from $3.95 million for the year ended December 31, 2022 to $5.17 million for the year ended December 31, 2023, primarily due to the increase in the number of investments earning PIK income.
•
Dividend income from investments increased from $1.20 million for the year ended December 31, 2022 to $2.83 million for the year ended December 31, 2023, primarily due to an increase in the yield on our investment in Goldman Sachs Financial Square Government Fund-Institutional Shares in 2023.

Expenses

Our expenses were as follows:

	For the Years Ended December 31,
	2023	2022
	($ in millions)
Interest and other debt expenses	$9.85	$12.38
Management fees	6.17	6.85
Incentive fees	9.23	(3.88)
Professional fees	1.12	0.83
Directors’ fees	0.21	0.21
Other general and administrative expenses	1.08	1.27
Total expenses	$27.66	$17.66

In the table above:

•
Interest and other debt expenses decreased from $12.38 million for the year ended December 31, 2022 to $9.85 million for the year ended December 31, 2023. The decrease was primarily driven by the decrease in average daily borrowings of the JPM Revolving Credit Facility as the Company continues to winddown.
•
Incentive Fees increased from $(3.88) million for the year ended December 31, 2022 to $9.23 million for the year ended December 31, 2023. This was primarily driven by the increase of our results of operations from ($25.88) million in 2022 to $61.53 million in 2023.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Years Ended December 31,
	2023	2022
	(in millions)
Yasso, Inc.	$3.93	$—
Other, net	(0.70)	(0.33)
Vantage Mobility International, LLC	(22.23)	—
National Spine and Pain Centers, LLC	(29.09)	—
Wrike, Inc.	—	0.31
Chase Industries, Inc. (dba Senneca Holdings)	—	(12.53)
Net realized gain (loss)	$(48.09)	$(12.55)

For the year ended December 31, 2023, net realized losses were primarily driven by the exit of our investments in two portfolio companies. In February 2023, we fully exited our second lien debt investment and common stock investment in National Spine and Pain Centers, LLC, which resulted in a realized loss of $29.09 million. In December 2023, we fully exited our first lien debt investment, first lien last-out unitranche, common stock and preferred stock investments in Vantage Mobility International, LLC, which resulted in a realized loss of $22.23 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Years Ended December 31,
	2023	2022
	($ in millions)
Unrealized appreciation	$71.04	$14.76
Unrealized depreciation	(12.86)	(76.65)
Net change in unrealized appreciation (depreciation) on investments	$58.18	$(61.89)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31, 2023
($ in millions)
Portfolio Company:
National Spine and Pain Centers, LLC	29.15
Vantage Mobility International, LLC	20.49
Zep Inc.	13.59
Other, net(1)	3.49
Odyssey Logistics & Technology Corporation	2.01
Spectrum Plastics Group, Inc.	0.98
Yasso, Inc.	(1.08)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	(1.90)
Lithium Technologies, Inc.	(1.92)
Acuity Specialty Products, Inc. (dba Zep Inc.)	(2.01)
Wine.com, LLC	(4.62)
Total	$58.18

(1)
For the year ended December 31, 2023, other, net includes gross unrealized appreciation of $4.82 million, and gross unrealized depreciation of $(1.33) million.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2023 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned exit of our investments in National Spine and Pain Centers, LLC and Vantage Mobility International, LLC and by the reversal of the unrealized depreciation in connection with recapitalization of our second lien debt investment in Zep Inc.

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

(1)
For the year ended December 31, 2022, other, net includes gross unrealized appreciation of $0.04 million, and gross unrealized depreciation of $(10.35) million.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2022 was primarily driven by the financial underperformance of National Spine and Pain Centers, LLC, Vantage Mobility International, LLC and Zep Inc., as well as the increase in market volatility and widening of credit spreads, partially offset by the reversal of unrealized depreciation in connection with the amendment of Chase Industries, Inc. (dba Senneca Holdings).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our Unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to the JPM Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2023 and December 31, 2022, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility) was 726% and 373%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

We had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2023			December 31, 2022
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$60.36	95%	$1,097.43	$60.36	95%

We did not issue a capital drawdown for the years ended December 31, 2023 and December 31, 2022.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of December 31, 2023:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Revolving Credit Facility(1)	$63.08	$63.08	$—	$—	$—

(1)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $35.59 million and in Euros (EUR) of EUR 24.90 million. As of December 31, 2022, the Company had outstanding borrowings denominated in USD of $119.59 million and in EUR of EUR 24.90 million.

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

The JPM Revolving Credit Facility is a multicurrency facility. As of December 31, 2023, the total commitments under the JPM Revolving Credit Facility were $64.63 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by November 21, 2024.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	December 31, 2023	December 31, 2022
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$7.74	$8.27
Total	$7.74	$8.27

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

Rule 18f-4 under the Investment Company Act includes limitations on the ability of a BDC (or a RIC) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions). Under the rule, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently operate as a “limited derivatives user” and these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

RECENT DEVELOPMENTS

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period January 1, 2024 through March 31, 2024, payable on or about April 29, 2024 to Unitholders of record as of April 2, 2024.

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

As of December 31, 2023 and December 31, 2022, on a fair value basis, approximately 1.7% and 2.6%, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 98.3% and 97.4%, of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2023 Consolidated Statement of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2023 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$11.20	$(2.36)	$8.84
Up 200 basis points	7.47	(1.57)	5.90
Up 100 basis points	3.73	(0.79)	2.94
Up 75 basis points	2.80	(0.59)	2.21
Up 50 basis points	1.87	(0.39)	1.48
Up 25 basis points	0.93	(0.20)	0.73
Down 25 basis points	(0.93)	0.20	(0.73)
Down 50 basis points	(1.87)	0.39	(1.48)
Down 75 basis points	(2.80)	0.59	(2.21)
Down 100 basis points	(3.73)	0.79	(2.94)
Down 200 basis points	(7.47)	1.57	(5.90)
Down 300 basis points	(11.20)	2.36	(8.84)

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

Although the current outlook is uncertain, heightened inflation may persist in the near to medium term, particularly in the United States, with the possibility that monetary policy may tighten in response. Persistent inflationary pressures may affect our portfolio companies’ profit margins.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders of Goldman Sachs Private Middle Market Credit LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of Goldman Sachs Private Middle Market Credit LLC and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in members’ capital and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its members’ capital and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022 by correspondence with the agent banks, portfolio company investees and transfer agent; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 5, 2024

We have served as the auditor of one or more investment companies in the Goldman Sachs business development companies group since 2012.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	December 31, 2023	December 31, 2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $495,130 and $605,919)	$462,522	$514,640
Non-controlled affiliated investments (cost of $5,254 and $5,254)	5,880	6,372
Total investments, at fair value (amortized cost of $500,384 and $611,173)	$468,402	$521,012
Investments in affiliated money market fund (cost of $53,866 and $62,374)	53,866	62,374
Cash	11,340	10,001
Interest and dividends receivable	8,126	7,879
Deferred financing costs	619	1,197
Other assets	291	105
Total assets	$542,644	$602,568
Liabilities
Debt	$63,082	$146,247
Interest and other debt expenses payable	1,339	2,411
Management fees payable	1,538	1,529
Incentive fees payable	56,836	47,606
Distribution payable	13,579	—
Unrealized depreciation on foreign currency forward contracts	178	150
Accrued expenses and other liabilities	758	1,014
Total liabilities	$137,310	$198,957
Commitments and contingencies (Note 8)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (10,687,877 and 10,687,877 units issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	548,420	548,714
Distributable earnings (loss)	(143,086)	(145,103)
Total members’ capital	$405,334	$403,611
Total liabilities and members’ capital	$542,644	$602,568
Net asset value per unit	$37.92	$37.76

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

	For the Years Ended December 31,
	2023	2022	2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$62,272	$62,879	$93,035
Payment-in-kind income	5,169	3,948	5,045
Other income	205	776	963
From non-controlled affiliated investments:
Dividend income	2,832	1,203	224
Total investment income	$70,478	$68,806	$99,267
Expenses:
Interest and other debt expenses	$9,848	$12,379	$16,403
Management fees	6,171	6,851	10,549
Incentive fees	9,230	(3,881)	13,148
Professional fees	1,126	834	897
Directors’ fees	206	207	248
Other general and administrative expenses	1,078	1,268	1,441
Total expenses	$27,659	$17,658	$42,686
Net investment income	$42,819	$51,148	$56,581
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(48,091)	$(12,549)	$7,523
Foreign currency forward contracts	—	91	(108)
Foreign currency transactions	69	(474)	176
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	58,671	(61,541)	6,241
Non-controlled affiliated investments	(492)	(348)	691
Foreign currency forward contracts	(28)	(196)	210
Foreign currency translations	(878)	1,890	3,347
Net realized and unrealized gains (losses)	$9,251	$(73,127)	$18,080
(Provision) benefit for taxes on realized gain/loss on investments	$—	$—	$56
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	232	(14)	(209)
Net increase (decrease) in members’ capital from operations	$52,302	$(21,993)	$74,508
Weighted average units outstanding	10,687,877	10,687,877	10,687,877
Basic and diluted net investment income per unit	$4.01	$4.79	$5.29
Basic and diluted earnings (loss) per unit	$4.89	$(2.06)	$6.97

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

	For the Years Ended December 31,
	2023	2022	2021

Members’ capital at beginning of period	$403,611	$585,604	$809,718
Increase (decrease) in members’ capital from operations:
Net investment income	$42,819	$51,148	$56,581
Net realized gain (loss)	(48,022)	(12,932)	7,591
Net change in unrealized appreciation (depreciation)	57,273	(60,195)	10,489
(Provision) benefit for taxes on realized gain/loss on investments	—	—	56
(Provision) benefit for unrealized appreciation/depreciation on investments	232	(14)	(209)
Net increase (decrease) in members’ capital from operations	$52,302	$(21,993)	$74,508
Distributions to unitholders from:
Return of capital	$—	$(114,654)	$(250,185)
Distributable earnings	(50,579)	(45,346)	(48,437)
Total distributions to unitholders	$(50,579)	$(160,000)	$(298,622)
Total increase (decrease) in members’ capital	$1,723	$(181,993)	$(224,114)
Members’ capital at end of period	$405,334	$403,611	$585,604
Distributions per unit	$4.73	$14.97	$27.94

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

	For the Years Ended December 31,
	2023	2022	2021

Cash flows from operating activities:
Net increase (decrease) in members’ capital from operations:	$52,302	$(21,993)	$74,508
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(5,556)	(10,945)	(115,821)
Payment-in-kind interest capitalized	(4,650)	(3,849)	(4,597)
Investments in affiliated money market fund, net	8,508	62,753	19,531
Proceeds from sales of investments and principal repayments	75,374	224,552	603,098
Net realized (gain) loss	48,091	12,574	(8,280)
Net change in unrealized (appreciation) depreciation on investments	(58,179)	61,889	(6,932)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	66	(7)	(29)
Amortization of premium and accretion of discount, net	(2,470)	(5,363)	(11,033)
Amortization of deferred financing costs	923	1,343	1,326
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(247)	(317)	3,565
(Increase) decrease in other assets	(186)	(37)	734
Increase (decrease) in interest and other debt expenses payable	(1,072)	(271)	(1,582)
Increase (decrease) in management fees payable	9	(631)	(1,084)
Increase (decrease) in incentive fees payable	9,230	(3,881)	13,148
Increase (decrease) in accrued expenses and other liabilities	(256)	(120)	(1,167)
Net cash provided by (used for) operating activities	$121,887	$315,697	$565,385
Cash flows from financing activities:
Distributions paid	$(37,000)	$(160,000)	$(411,622)
Financing costs paid	(345)	(34)	(3)
Repayments of debt	(83,165)	(160,995)	(163,833)
Net cash provided by (used for) financing activities	$(120,510)	$(321,029)	$(575,458)
Net increase (decrease) in cash	1,377	(5,332)	(10,073)
Effect of foreign exchange rate changes on cash and cash equivalents	(38)	203	(181)
Cash, beginning of period	10,001	15,130	25,384
Cash, end of period	$11,340	$10,001	$15,130
Supplemental and non-cash activities
Interest expense paid	$9,918	$11,202	$16,401
Accrued but unpaid distributions	$13,579	$—	$—
Exchange of investments	$52,400	$37,190	$—

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2023

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 113.33%
Canada - 3.27%
1st Lien/Last-out Unitranche (5) - 3.27%
Doxim, Inc.	Financial Services	12.46%	S + 7.00%	06/01/26	5,798	$5,724	$5,537	(6) (7)
Doxim, Inc.	Financial Services	13.46%	S + 8.00%	06/01/26	4,543	4,482	4,429	(6) (7) (8)
Doxim, Inc.	Financial Services	13.46%	S + 8.00%	06/01/26	3,374	3,331	3,289	(6) (7)
Total 1st Lien/Last-Out Unitranche						13,537	13,255
Total Canada						$13,537	$13,255
United States - 110.06%
1st Lien/Senior Secured Debt - 79.55%
Acuity Specialty Products, Inc. (dba Zep Inc.)	Chemicals	9.35%	S + 4.00%	10/02/28	34,878	$34,878	$32,872	(6) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	11.14%	S + 5.50%	06/29/27	15,142	14,996	14,763	(6) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		P + 4.50%	06/29/27	443	(4)	(11)	(6) (7) (9)
CorePower Yoga LLC	Diversified Consumer Services	11.36%	S + 6.00% (Incl. 1.25% PIK)	05/14/25	17,326	17,240	14,554	(6) (7) (8)
CorePower Yoga LLC	Diversified Consumer Services		S + 6.00% (Incl. 1.25% PIK)	05/14/25	1,070	(5)	(171)	(6) (7) (9)
Picture Head Midco LLC	Entertainment	12.89%	S + 7.25%	12/31/24	28,490	28,298	27,351	(6) (7) (8) (10)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	11.72%	S + 6.25%	07/02/25	18,822	18,722	18,775	(6) (8)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	Household Products	14.22%	S + 8.75%	09/21/26	24,910	24,409	21,547	(6) (7) (8)
Lithium Technologies, Inc.	Interactive Media & Services	14.39%	S + 9.00% (Incl. 4.50% PIK)	01/03/25	61,790	61,682	58,082	(6) (7) (8)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.95%	S + 9.25% (Incl. 3.50% PIK)	06/15/26	20,250	20,311	19,237	(6) (7) (8) (10)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.82%	S + 9.25% (incl. 3.50% PIK)	06/15/26	1,477	1,468	1,403	(6) (7) (8)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.92%	S + 9.25% (Incl. 3.50% PIK)	06/15/26	740	744	703	(6) (7) (8) (10)
Xactly Corporation	IT Services	12.74%	S + 7.25%	07/31/25	40,879	40,536	40,265	(6) (7) (8)
Xactly Corporation	IT Services		S + 7.25%	07/31/25	2,554	(20)	(38)	(6) (7) (9)
Diligent Corporation	Professional Services	10.20%	E + 6.25%	08/04/25	€23,236	26,770	25,587	(6) (7) (8)
Diligent Corporation	Professional Services	11.78%	S + 6.25%	08/04/25	15,012	14,935	14,975	(6) (7) (8)
Diligent Corporation	Professional Services	11.76%	S + 6.25%	08/04/25	1,900	1,014	1,021	(6) (7) (9)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	10.50%	S + 5.00%	04/02/25	31,853	31,628	31,534	(6) (7) (8)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		S + 5.00%	04/02/25	2,800	(17)	(28)	(6) (7) (9)
Total 1st Lien/Senior Secured Debt						337,585	322,421

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (5) - 12.73%
Doxim, Inc.	Financial Services	11.86%	S + 6.40%	06/01/26	30,617	$30,273	$29,086	(6) (7) (8)
Doxim, Inc.	Financial Services	11.86%	S + 6.40%	06/01/26	23,681	23,417	22,497	(6) (7) (8)
Total 1st Lien/Last-Out Unitranche						53,690	51,583
2nd Lien/Senior Secured Debt - 13.01%
Wine.com, LLC	Beverages	17.38%	S + 12.00% PIK	04/03/27	5,950	$6,335	$6,307	(6) (7) (8) (10)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	11/11/25	12,850	11,531	1,799	(6) (7) (8) (11)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			05/11/26	16,405	—	—	(6) (7) (8) (12)
Genesis Acquisition Co. (dba ProCare Software)	Financial Services	14.47%	S + 9.00%	07/31/26	10,500	10,395	10,447	(6) (7) (8)
Genesis Acquisition Co. (dba ProCare Software)	Financial Services	14.47%	S + 9.00%	07/31/26	8,610	8,502	8,567	(6) (7)
Genesis Acquisition Co. (dba ProCare Software)	Financial Services	14.47%	S + 9.00%	07/31/26	3,061	3,003	3,046	(6) (7) (8)
Genesis Acquisition Co. (dba ProCare Software)	Financial Services	14.47%	S + 9.00%	07/31/26	2,700	2,671	2,687	(6) (7) (8)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	14.50%	S + 9.00%	11/15/24	20,000	19,796	19,900	(7) (8)
Total 2nd Lien/Senior Secured Debt						62,233	52,753
Unsecured Debt -4.77%
Wine.com, Inc.	Beverages	17.38%	S + 15.00% PIK	04/03/27	6,101	$9,165	$9,349	(6) (7) (8)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	4,669	1,881	2,043	(6) (7) (8) (11)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	8,095	—	—	(6) (7) (8) (11)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	14.25%	14.25% PIK	12/21/24	8,156	8,140	7,952	(7) (10)
Total Unsecured Debt						19,186	19,344
Total United States						$472,694	$446,101
Total Debt Investments						$486,231	$459,356

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate	Initial Acquisition Date(15)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 2.23%
United States - 2.23%
Common Stock - 1.45%
Elah Holdings, Inc.	Capital Markets		05/09/18	69,386	$3,354	$3,354	(6) (7) (12) (13)
Country Fresh Holding Company Inc.	Food Products		04/29/19	986	1,232	—	(6) (7) (8) (12)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	Health Care Providers & Services		03/30/18	12,370	1,668	2,057	(6) (7) (13)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	Health Care Providers & Services		03/30/18	11,675	232	469	(6) (7) (13) (14)
Total Common Stock					6,486	5,880
Preferred Stock - 0.76%
Wine.com, LLC	Beverages		11/14/18	337,425	$2,900	$—	(6) (7) (12)
Wine.com, LLC	Beverages		03/03/21	78,199	1,933	—	(6) (7) (12)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	11.00% PIK	12/22/16	1,600	1,496	3,086	(7) (12)
Total Preferred Stock					6,329	3,086
Warrants - 0.02%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	2,974	$1,096	$—	(6) (7) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	62	23	—	(6) (7) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	311	115	—	(6) (7) (12)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products		12/22/16	44	104	80	(7) (12)
Total Warrants					1,338	80
Total United States					$14,153	$9,046
Total Equity Securities					$14,153	$9,046
Total Investments - 115.56%					$500,384	$468,402
Investments in Affiliated Money Market Fund - 13.29%
United States - 13.29%
Goldman Sachs Financial Square Government Fund - Institutional Shares				53,866,009	$53,866	$53,866	(8) (16) (17)
Total United States					$53,866	$53,866
Total Investments in Affiliated Money Market Fund					$53,866	$53,866
Total Investments and Investments in Affiliated Money market fund - 128.85%					$554,250	$522,268

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), Euribor ("E"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), CDOR ("C") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of December 31, 2023, 3 month E was 3.91%, 1 month S was 5.35%, 3 month S was 5.33% and P was 8.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2023.
(4)
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
(7)
The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(8)
All, or a portion of, the assets are pledged as collateral for the revolving credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Revolving Credit Facility”). See Note 6 “Debt”.
(9)
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
(10)
The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies".
(11)
The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(12)
Non-income producing security.
(13)
As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.
(14)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, the aggregate fair value of these securities is $469 or 0.09% of the Company’s total assets.
(15)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of December 31, 2023, the aggregate fair value of these securities is $9,046 or 2.23% of the Company's net assets. The initial acquisition dates have been included for such securities.
(16)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(17)
The annualized seven-day yield as of December 31, 2023 is 5.25%.

PIK Payment-In-Kind

0

ADDITIONAL INFORMATION
Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	U.S. Dollar 1,712	Euro 1,692	10/04/24	$(178)
				$(178)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2022

(in thousands, except unit and per unit amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 77.39%
CorePower Yoga LLC	Diversified Consumer Services	11.73%	L + 7.00% (incl. 5.00% PIK)	05/14/25	$16,665	$16,546	$13,624	(1) (2) (3)
CorePower Yoga LLC	Diversified Consumer Services	11.72%	L + 7.00% (incl. 5.00% PIK)	05/14/25	1,070	349	162	(1) (2) (3) (4)
Diligent Corporation	Professional Services	8.15%	L + 6.25%	08/04/25	€23,477	26,968	25,068	(1) (2) (3)
Diligent Corporation	Professional Services	10.63%	L + 6.25%	08/04/25	15,168	15,047	15,130	(1) (2) (3)
Diligent Corporation	Professional Services	10.63%	L + 6.25%	08/04/25	1,900	550	565	(1) (2) (3) (4)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	Household Products	13.19%	S + 8.75%	09/21/26	25,823	25,167	24,209	(1) (2) (3)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	10.23%	L + 5.50%	04/02/25	32,439	32,045	32,033	(1) (2) (3)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		L + 5.50%	04/02/25	2,800	(31)	(35)	(1) (2) (3) (4)
Lithium Technologies, Inc.	Interactive Media & Services	12.06%	S + 8.00%	01/03/24	58,727	58,557	56,965	(1) (2) (3)
Lithium Technologies, Inc.	Interactive Media & Services	12.06%	S + 8.00%	01/03/24	3,371	1,339	1,247	(1) (2) (3) (4)
Picture Head Midco LLC	Entertainment	11.11%	S + 6.75%	08/31/23	28,740	28,620	28,165	(1) (2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	13.66%	L + 9.25% (incl. 3.50% PIK)	06/17/24	18,445	18,357	17,523	(1) (2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	13.66%	L + 9.25% (incl. 3.50% PIK)	06/17/24	1,347	1,341	1,280	(1) (2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	13.68%	L + 9.25% (incl. 3.50% PIK)	06/17/24	669	667	635	(1) (2) (3)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		L + 3.50% PIK	03/21/24	6,970	1,703	871	(3) (5)
Vantage Mobility International, LLC	Health Care Equipment & Supplies	7.63%	L + 3.50% PIK	03/21/24	895	895	866	(3)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	10.63%	L + 6.25%	07/02/25	19,018	18,857	18,305	(1) (2)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	10.65%	L + 5.50%	06/29/27	15,297	15,116	14,800	(1) (2) (3)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		P + 4.50%	06/29/27	443	(5)	(14)	(1) (2) (3) (4)
Wine.com, LLC	Beverages	11.65%	L + 7.00%	11/14/24	9,600	9,607	9,600	(1) (2) (3)
Wine.com, LLC	Beverages	12.00%	12.00% PIK	11/14/24	3,348	3,914	5,545	(1) (3) (6)
Wine.com, LLC	Beverages	11.65%	L + 7.00%	11/14/24	2,300	2,302	2,300	(1) (3)
Wine.com, LLC	Beverages	12.00%	12.00% PIK	11/14/24	960	192	630	(1) (3) (4) (6)
Xactly Corporation	IT Services	11.99%	L + 7.25%	07/31/23	40,879	40,751	40,368	(1) (2) (3)
Xactly Corporation	IT Services	11.70%	L + 7.25%	07/31/23	2,554	2,548	2,522	(1) (2) (3)
Total 1st Lien/Senior Secured Debt						321,402	312,364

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except unit and per unit amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (7) - 15.94%
Doxim, Inc.	Financial Services	10.84%	S + 6.00%	08/31/24	$30,617	$30,312	$28,856	(1) (2) (3)
Doxim, Inc.	Financial Services	10.84%	S + 6.00%	08/31/24	23,681	23,450	22,319	(1) (2) (3)
Doxim, Inc.	Financial Services	11.39%	L + 7.00%	08/31/24	5,858	5,782	5,507	(1) (3)
Doxim, Inc.	Financial Services	12.44%	L + 8.00%	08/31/24	4,590	4,527	4,383	(1) (2) (3)
Doxim, Inc.	Financial Services	12.44%	L + 8.00%	08/31/24	3,408	3,366	3,255	(1) (3)
Vantage Mobility International, LLC	Health Care Equipment & Supplies		L + 6.00% PIK	03/21/24	18,637	13,617	—	(2) (3) (5)
Total 1st Lien/Last-Out Unitranche						81,054	64,320
2nd Lien/Senior Secured Debt - 30.50%
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	11/11/25	$12,850	$11,531	$1,799	(1) (2) (3) (5)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			05/11/26	16,405	—	—	(1) (2) (3) (8)
Genesis Acquisition Co. (dba ProCare Software)	Financial Services	11.24%	L + 7.50%	07/31/25	10,500	10,384	10,159	(1) (2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Financial Services	11.24%	L + 7.50%	07/31/25	8,610	8,485	8,330	(1) (3)
Genesis Acquisition Co. (dba ProCare Software)	Financial Services	11.24%	L + 7.50%	07/31/25	3,061	2,990	2,961	(1) (2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Financial Services	11.24%	L + 7.50%	07/31/25	2,700	2,667	2,612	(1) (2) (3)
National Spine and Pain Centers, LLC	Health Care Providers & Services		L + 8.25%	12/02/24	28,570	28,255	—	(1) (2) (3) (5)
Odyssey Logistics & Technology Corporation	Road & Rail	12.38%	L + 8.00%	10/12/25	28,152	27,871	25,865	(1) (2)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	13.73%	S + 9.00%	12/22/23	20,000	19,889	19,800	(2) (3)
Spectrum Plastics Group, Inc.	Containers & Packaging	11.38%	L + 7.00%	01/31/26	9,975	9,952	8,968	(1) (2)
YI, LLC (dba Young Innovations)	Health Care Equipment & Supplies	12.13%	L + 7.75%	11/07/25	22,903	22,598	21,700	(1) (2) (3)
Zep Inc.	Chemicals	12.98%	L + 8.25%	08/11/25	34,878	34,513	20,927	(1) (2)
Total 2nd Lien/Senior Secured Debt						179,135	123,121
Unsecured Debt - 1.73%
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	13.25%	13.25% PIK	12/22/23	$7,175	$7,160	$6,996	(3)
Total Unsecured Debt						7,160	6,996

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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
				$(150)

The accompanying notes are an integral part of these consolidated financial statements.

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

	For the Years Ended December 31,
	2023	2022	2021
Prepayment premiums	$—	$861	$707
Accelerated amortization of upfront loan origination fees and unamortized discounts	$763	$2,009	$6,821

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2023, the Company had certain investments held in two portfolio companies on non-accrual status, which represented 2.7% and 0.8% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively. As of December 31, 2022, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 9.0% and 0.5% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively.

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
(3)
The Independent Valuation Advisors' preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the controllers group of Goldman Sachs. The Independent Valuation Advisors' valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Asset Management Private Investment Valuation and Side Pocket Working Group of the Asset Management Valuation Committee (the “Asset Management Private Investment Valuation and Side Pocket Working Group”), which is comprised of a number of representatives from different functions and areas of expertise related to GSAM’s business and controls who are independent of the investment decision making process;
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

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2023 and December 31, 2022, the Company held an aggregate cash balance of $11,340 and $10,001. Foreign currency of $2,455 and $964 (acquisition cost of $2,428 and $899) is included in cash as of December 31, 2023 and December 31, 2022.

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

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures about significant segment expenses. In addition, the ASU requires specific disclosures related to the title and position of the individual (or the name of the group or committee) identified as the Chief Operating Decision Maker (“CODM”); and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, under a retrospective approach. The Company is assessing the impact of the new ASU on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires additional disaggregation of income taxes paid, specific rate reconciliation categories, and disaggregation within those categories if a defined quantitative threshold is met. The ASU is effective for annual periods beginning after December 15, 2024. The Company is assessing the impact of the new ASU on its consolidated financial statements.

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

For the years ended December 31, 2023, 2022 and 2021, Management Fees amounted to $6,171, $6,851 and $10,549. As of December 31, 2023, $1,538 remained payable.

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

For the years ended December 31, 2023, 2022 and 2021, the Company accrued unvested Incentive Fees of $9,230, $(3,881) and $13,148. As of December 31, 2023, $56,836 was payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the years ended December 31, 2023, 2022 and 2021, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the years ended December 31, 2023, 2022 and 2021, the Company incurred expenses for services provided by the Administrator and the Custodian of $567, $628 and $870. As of December 31, 2023, $144 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the years ended December 31, 2023, 2022 and 2021, the Company incurred expenses for services provided by the Transfer Agent of $74, $81 and $74. As of December 31, 2023, $19 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Year Ended December 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$62,374	$211,294	$(219,802)	$—	$—	$53,866	$2,666
Collaborative Imaging, LLC (dba Texas Radiology Associates)	3,019	—	—	—	(493)	2,526	166
Elah Holdings, Inc.	3,353	—	—	—	1	3,354	—
Total Non-Controlled Affiliates	$68,746	$211,294	$(219,802)	$—	$(492)	$59,746	$2,832
For the Year Ended December 31, 2022
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$125,127	$498,241	$(560,994)	$—	$—	$62,374	$1,026
Collaborative Imaging, LLC (dba Texas Radiology Associates)	3,366	—	—	—	(347)	3,019	177
Elah Holdings, Inc.	3,354	—	—	—	(1)	3,353	—
Total Non-Controlled Affiliates	$131,847	$498,241	$(560,994)	$—	$(348)	$68,746	$1,203

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

Due To Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of December 31, 2023 and December 31, 2022, there were $19 and $0, respectively, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-Investment Activity

In certain circumstances, the Company can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which the Company expects to rely to co-invest alongside certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”), which may include proprietary accounts of Goldman Sachs, in a manner consistent with the Company's investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (the “Relief”). Additionally, if the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. The Goldman Sachs Asset Management Private Credit Team is composed of investment professionals dedicated to the Company’s investment strategy and to other funds that share a similar investment strategy with the Company. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments. The team works together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s Unitholders and do not involve overreaching in respect of the Company or its Unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s Unitholders and is consistent with the then-current investment objectives and strategies of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	December 31, 2023		December 31, 2022
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$337,585	$322,421	$321,402	$312,364
1st Lien/Last-Out Unitranche	67,227	64,838	81,054	64,320
2nd Lien/Senior Secured Debt	62,233	52,753	179,135	123,121
Unsecured Debt	19,186	19,344	7,160	6,996
Preferred Stock	6,329	3,086	12,339	5,305
Common Stock	6,486	5,880	8,746	8,816
Warrants	1,338	80	1,337	90
Total	$500,384	$468,402	$611,173	$521,012

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	December 31, 2023		December 31, 2022
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Financial Services	19.1%	22.1%	17.0%	21.9%
Interactive Media & Services	17.0	19.6	14.9	19.2
Professional Services	8.9	10.3	7.8	10.1
IT Services	8.6	9.9	8.2	10.6
Chemicals	7.0	8.1	4.0	5.2
Transportation Infrastructure	6.7	7.8	6.1	7.9
Food Products	6.6	7.7	6.2	8.0
Entertainment	5.8	6.8	5.4	7.1
Household Products	4.6	5.3	4.7	6.0
Health Care Equipment & Supplies	4.0	4.6	8.0	10.3
Beverages	3.8	4.4	4.0	5.1
Commercial Services & Supplies	3.2	3.6	2.8	3.7
Diversified Consumer Services	3.1	3.6	2.7	3.5
Capital Markets	0.7	0.8	0.6	0.8
Health Care Providers & Services	0.5	0.6	0.6	0.7
Building Products	0.4	0.4	0.3	0.4
Road & Rail	—	—	5.0	6.4
Containers & Packaging	—	—	1.7	2.2
Total	100.0%	115.6%	100.0%	129.1%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	December 31, 2023	December 31, 2022
United States	97.2%	97.5%
Canada	2.8	2.5
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2023 and December 31, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$303,646	Discounted cash flows	Discount Rate	8.8% - 23.6%	14.1%
1st Lien/Last-Out Unitranche	$64,838	Discounted cash flows	Discount Rate	—	12.6%
2nd Lien/Senior Secured Debt	$50,954	Discounted cash flows	Discount Rate	12.4% - 16.9%	13.4%
	$1,799	Comparable multiples	EV/EBITDA(6)	—	8.3x
Unsecured Debt	$13,641	Discounted cash flows	Discount Rate	17.1% - 20.3%	18.4%
	$5,703	Comparable multiples	EV/Revenue	—	0.4x
Equity
Preferred Stock	$3,086	Comparable multiples	EV/EBITDA(6)	—	11.0x
Common Stock	$5,880	Discounted cash flows	Discount Rate	16.8% - 29.7%	25.0%
Warrants	$80	Comparable multiples	EV/EBITDA(6)	—	11.0x

As of December 31, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$293,188	Discounted cash flows	Discount Rate	9.9% — 35.2%	14.1%
	$871	Comparable multiples	EV/EBITDA(6)	—	3.5x
1st Lien/Last-Out Unitranche	$64,320	Discounted cash flows	Discount Rate	14.6% — 15.0%	14.7%
2nd Lien/Senior Secured Debt	$65,562	Discounted cash flows	Discount Rate	12.7% — 14.8%	13.7%
	$1,799	Comparable multiples	EV/EBITDA(6)	—	9.9x
Unsecured Debt	$6,996	Discounted cash flows	Discount Rate	—	16.1%
Equity
Preferred Stock	$2,769	Comparable multiples	EV/EBITDA(6)	—	13.0x
	$2,536	Comparable multiples	EV/Revenue	—	0.8x
Common Stock	$6,372	Discounted cash flows	Discount Rate	16.3% — 30.0%	24.7%
	$1,833	Comparable multiples	EV/EBITDA(6)	—	10.1x
	$611	Comparable multiples	EV/Revenue	—	1.8x
Warrants	$90	Comparable multiples	EV/EBITDA(6)	—	13.0x

(1)
As of December 31, 2023, included within Level 3 assets of $449,627 is an amount of $0 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $433,079 or 98.3% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	December 31, 2023				December 31, 2022
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$18,775	$303,646	$322,421	$—	$18,305	$294,059	$312,364
1st Lien/Last-Out Unitranche	—	—	64,838	64,838	—	—	64,320	64,320
2nd Lien/Senior Secured Debt	—	—	52,753	52,753	—	55,760	67,361	123,121
Unsecured Debt	—	—	19,344	19,344	—	—	6,996	6,996
Preferred Stock	—	—	3,086	3,086	—	—	5,305	5,305
Common Stock	—	—	5,880	5,880	—	—	8,816	8,816
Warrants	—	—	80	80	—	—	90	90
Affiliated Money Market Fund	53,866	—	—	53,866	62,374	—	—	62,374
Total assets	$53,866	$18,775	$449,627	$522,268	$62,374	$74,065	$446,947	$583,386
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$(178)	$—	$(178)	$—	$(150)	$—	$(150)

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2023
1st Lien/Senior Secured Debt	$294,059	$44,794	$(3,311)	$(6,732)	$(26,165)	$1,001	$—	$—	$303,646	$(5,623)
1st Lien/Last-Out Unitranche	64,320	(443)	(13,617)	14,345	(142)	375	—	—	64,838	728
2nd Lien/Senior Secured Debt	67,361	6,073	(28,186)	29,958	(22,973)	520	—	—	52,753	806
Unsecured Debt	6,996	12,182	—	322	—	(156)	—	—	19,344	322
Preferred Stock	5,305	—	(6,010)	3,791	—	—	—	—	3,086	(2,219)
Common Stock	8,816	—	3,033	(676)	(5,293)	—	—	—	5,880	(492)
Warrants	90	—	—	(10)	—	—	—	—	80	(10)
Total assets	$446,947	$62,606	$(48,091)	$40,998	$(54,573)	$1,740	$—	$—	$449,627	$(6,488)
For the Year Ended December 31, 2022
1st Lien/Senior Secured Debt	$414,364	$50,897	$(352)	$(10,316)	$(163,927)	$3,393	$—	$—	$294,059	$(10,342)
1st Lien/Last-Out Unitranche	132,708	294	—	(14,205)	(55,356)	879	—	—	64,320	(14,191)
2nd Lien/Senior Secured Debt	126,555	(30)	(12,529)	(16,629)	(30,800)	794	—	—	67,361	(29,093)
Unsecured Debt	6,019	825	—	138	—	14	—	—	6,996	138
Preferred Stock	12,048	—	—	(6,743)	—	—	—	—	5,305	(6,743)
Common Stock	9,095	—	307	(279)	(307)	—	—	—	8,816	(279)
Warrants	19	—	—	71	—	—	—	—	90	71
Total assets	$700,808	$51,986	$(12,574)	$(47,963)	$(250,390)	$5,080	$—	$—	$446,947	$(60,439)

(1)
Purchases may include PIK, capitalized fees, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2023 and December 31, 2022, approximates its carrying value because the JPM Revolving Credit Facility has variable interest based on selected short-term rates.

6. DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of December 31, 2023 and December 31, 2022, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities (which includes the JPM Revolving Credit Facility) was 726% and 373%.

The Company’s outstanding debt was as follows:

	December 31, 2023			December 31, 2022
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Revolving Credit Facility(1)	$64,630	$—	$63,082	$148,630	$—	$146,247

(1)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $35,593 and in Euros (EUR) of EUR 24,900. As of December 31, 2022, the Company had outstanding borrowings denominated in USD of $119,593 and in EUR of EUR 24,900.

The weighted average interest rates of the aggregate borrowings outstanding for the years ended December 31, 2023 and 2022 were 8.10% and 4.71%. The weighted average debt of the aggregate borrowings outstanding for the years ended December 31, 2023 and 2022 were $109,240 and $232,041.

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

The JPM Revolving Credit Facility is a multicurrency facility. As of December 31, 2023, the total commitments under the JPM Revolving Credit Facility were $64,630. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by November 21, 2024.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the JPM Revolving Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the JPM Revolving Credit Facility, SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the portfolio manager of SPV. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Revolving Credit Facility immediately due and payable. As of December 31, 2023, SPV was in compliance with these covenants.

Costs of $8,557 were incurred in connection with obtaining and amending the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of December 31, 2023 and December 31, 2022, outstanding deferred financing costs were $619 and $1,197.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Years Ended December 31,
	2023	2022	2021
Borrowing interest expense	$8,846	$10,934	$14,911
Facility fees	79	102	166
Amortization of financing costs	923	1,343	1,326
Total	$9,848	$12,379	$16,403
Weighted average interest rate	8.10%	4.71%	3.46%
Average outstanding balance	$109,240	$232,041	$431,179

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

For the years ended December 31, 2023 and 2022, the Company’s average USD notional exposure to foreign currency forward contracts was $1,712 and $883.

The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Financial Condition, all of which are with Bank of America, N.A., was as follows:

	December 31, 2023	December 31, 2022
Gross Amount of Assets	$—	$—
Gross Amount of Liabilities	(178)	(150)
Net Amount of Assets or (Liabilities)	$(178)	$(150)
Collateral (Received) Pledged (1)	—	—
Net Amounts (2)	$(178)	$(150)

(1)
Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Net realized gain (loss) on foreign currency forward contracts	$—	$91	$(108)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(28)	(196)	210
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(28)	$(105)	$102

8. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2023			December 31, 2022
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,097,430	$60,359	95%	$1,097,430	$60,359	95%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of December 31, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	December 31, 2023	December 31, 2022
1st Lien/Senior Secured Debt
CorePower Yoga LLC	$1,071	$714
Diligent Corporation	874	1,330
Internet Truckstop Group, LLC (dba Truckstop)	2,800	2,800
Lithium Technologies, Inc.	—	2,023
VRC Companies, LLC (dba Vital Records Control)	443	443
Wine.com, LLC	—	960
Xactly Corporation	2,554	—
Total	$7,742	$8,270

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

9. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the years ended December 31, 2023, 2022 and 2021.

Distributions

The following table reflects the distributions declared on the Company’s common Units for the years ended December 31, 2023, 2022 and 2021:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Year Ended December 31, 2023
August 1, 2023	August 1, 2023	August 15, 2023	$2.06
November 8, 2023	November 9, 2023	November 20, 2023	$1.40
November 1, 2023	December 29, 2023	January 31, 2024	$1.27
For the Year Ended December 31, 2022
February 3, 2022	February 3, 2022	February 17, 2022	$8.89	(1)
May 11, 2022	May 11, 2022	May 31, 2022	$6.08	(2)
For the Year Ended December 31, 2021
April 5, 2021	April 6, 2021	April 30, 2021	$6.23	(3)
May 17, 2021	May 18, 2021	May 28, 2021	$6.08	(2)
August 20, 2021	August 20, 2021	August 31, 2021	$15.63	(2)

(1)
$4.65 is considered return of capital distribution.
(2)
Return of capital distribution.
(3)
$1.70 is considered return of capital distribution.

10. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per unit:

	For the Years Ended December 31,
	2023	2022	2021

Net increase (decrease) in Members’ Capital from operations	$52,302	$(21,993)	$74,508
Weighted average Units outstanding	10,687,877	10,687,877	10,687,877
Basic and diluted earnings (loss) per unit	$4.89	$(2.06)	$6.97

Diluted earnings (loss) per unit equal basic earnings (loss) per unit because there were no common unit equivalents outstanding during the period presented.

11. TAX INFORMATION

The below table presents the tax character of distributions:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Distributions paid from:
Ordinary Income	$50,579	$45,346	$48,437
Net Long-Term Capital Gains	—	—	—
Total Taxable Distributions	$50,579	$45,346	$48,437
Tax Return of Capital	$—	$114,654	$250,185

As of the dates indicated, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Undistributed Ordinary Income—net	$27	$—	$—
Undistributed Long-Term Capital Gains	—	—	—
Total Undistributed Earnings	$27	$—	$—
Capital Loss Carryforward: (1)
Perpetual Short-Term	$(33)	$(34)	$—
Perpetual Long-Term	(42,892)	(18,206)	(10,665)
Timing Differences (Organizational Costs/Incentive Fees/Late Year Ordinary Loss Deferral/Post-October Loss Deferral)	(78,572)	(47,939)	(51,723)
Unrealized Earnings (Losses)—net	(21,616)	(78,924)	(15,944)
Total Accumulated Earnings (Losses)—net	$(143,086)	$(145,103)	$(78,332)

(1)
For the years ended December 31, 2023 and December 31, 2022, the Company did not utilize any capital losses. For the year ended December 31, 2021, the Company utilized $16,626 of capital losses.

As of the dates indicated, the Company’s aggregate unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Tax cost	$545,083	$664,183	$941,135
Gross unrealized appreciation	6,412	10,599	23,157
Gross unrealized depreciation	(28,028)	(89,523)	(39,101)
Net unrealized investment appreciation on investments	$(21,616)	$(78,924)	$(15,944)

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to net mark to market gains/(losses) on foreign currency contracts and differences in the tax treatment of partnership investments and material modification of debt securities.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses, return of capital distributions, and differences in the tax treatment of underlying fund investments. For the years ended December 31, 2023, 2022 and 2021, the Company reclassified ($294), $28,900 and ($49,872), respectively, from total distributable earnings to common units.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	December 31, 2023	December 31, 2022	December 31, 2021
Net increase in members' capital resulting from operations	$52,302	$(21,993)	$74,508
Adjustments:
Net unrealized loss (gain) on investments and foreign currency forward contracts and translations	$(57,505)	$60,209	$(10,280)
Income not currently taxable	295	(32)	(126)
Income for tax but not for book	223	722	3,948
Expenses not currently deductible	9,231	—	13,092
Expenses for tax but not for book	(325)	(4,102)	(25)
Realized gain (loss) differences	3,460	(7,698)	(25,008)
Taxable income net of capital loss carryforward	$7,681	$27,106	$56,109
Capital loss carryforward	$42,925	$18,240	$10,665
Taxable income(1)	$50,606	$45,346	$66,774

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

12. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Years Ended
	December 31, 2023	December 31, 2022		December 31, 2021	December 31, 2020	December 31, 2019
Per Unit Data:(1)
NAV, beginning of period	$37.76	$54.79		$75.76	$86.21	$94.83
Net investment income	4.01	4.79		5.29	7.05	9.55
Net realized and unrealized gains (losses)(2)	0.86	(6.85)		1.69	(0.83)	(3.73)
Income tax provision, realized and unrealized gains	0.02	—	(3)	(0.01)	(0.02)	(0.06)
Net increase (decrease) in Members' Capital from operations(2)	4.89	(2.06)		6.97	6.20	5.76
Distributions declared:
From return of capital	—	(10.73)		(23.41)	(0.09)	(4.61)
From net investment income	(4.73)	(4.24)		(4.53)	(16.56)	(9.77)
Total distributions declared	(4.73)	(14.97)		(27.94)	(16.65)	(14.38)
Total increase (decrease) in Members' Capital	0.16	(17.03)		(20.97)	(10.45)	(8.62)
NAV, end of period	$37.92	$37.76		$54.79	$75.76	$86.21
Units outstanding, end of period	10,687,877	10,687,877		10,687,877	10,687,877	10,185,396
Weighted average units outstanding	10,687,877	10,687,877		10,687,877	10,569,808	9,767,230
Total return based on NAV(4)	12.95%	(3.76)%		9.20%	7.19%	6.07%
Supplemental Data/Ratio:
Members’ Capital, end of period	$405,334	$403,611		$585,604	$809,718	$878,133
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	2.08%	1.99%		1.86%	1.89%	1.96%
Ratio of interest and other debt expenses to average Members’ Capital	2.37%	2.69%		2.32%	2.72%	3.82%
Ratio of incentive fees to average Members’ Capital	2.22%	(0.84)%		1.86%	1.30%	1.07%
Ratio of total expenses to average Members’ Capital	6.67%	3.84%		6.04%	5.91%	6.85%
Ratio of net investment income to average Members’ Capital	10.32%	11.11%		8.01%	8.35%	10.39%
Portfolio turnover	12%	7%		11%	5%	26%

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

13. SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statements of Financial Condition have been evaluated through the date the audited consolidated financial statements were issued. Other than the item discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period January 1, 2024 through March 31, 2024, payable on or about April 29, 2024 to Unitholders of record as of April 2, 2024.

Goldman Sachs Private Middle Market Credit LLC—Tax Information (unaudited)

During the year ended December 31, 2023, the Company designated 98.01% of its distributions from net investment company taxable income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

For the year ended December 31, 2023, the Company designated 97.62% of the dividends paid from net investment company taxable income as section 163(j) Interest Dividends.

OTHER INFORMATION (UNAUDITED)

Effective from April 12, 2016 and solely for the purpose of marketing the Company in the United Kingdom (“UK”), the Investment Adviser identified itself as the alternative investment fund manager (“AIFM”) of the Company. As an AIFM, the Investment Adviser is responsible for complying with the UK marketing rules implementing the Alternative Investment Fund Managers Directive (Directive 2011/61/EU) (the “Directive”).

In accordance with these rules, the AIFM is required to make available an annual report on Form 10-K for the financial year of the Company, containing certain disclosures as set out in Article 22 and 23 of the Directive. The disclosures set out below are included to satisfy these requirements as they have not been disclosed elsewhere in this annual report on Form 10-K.

I. Remuneration

The following disclosures are made in accordance with Article 107 of the EU Commission Delegated Regulation C (2012) 8370 in respect of the AIFM, which is part of GS Group Inc. GS Group Inc.’s global remuneration philosophy, structure and process for setting remuneration generally applies to employees of the AIFM in the same manner as to other employees globally. References to the “firm” and “we” throughout this disclosure include GS Group Inc., the AIFM and any subsidiaries and affiliates.

a. Remuneration Program Philosophy

The remuneration philosophy and the objectives of the remuneration program for the AIFM are reflected in the Compensation Policy Statement as adopted by the Board of Directors of the AIFM, which includes the following:

1. We pay for performance – this is an absolute requirement under our compensation program and inherent in our culture.

2. We structure compensation, especially at senior levels, to align with GS Group’s shareholders’ long-term interests and the interests of the funds that the firm manages.

3. We use compensation as an important tool to attract, retain and motivate talent.

4. We align total compensation with corporate performance over the period.

The AIFM’s remuneration program is intended to be flexible enough to allow responses to changes in market conditions, but grounded in a framework that maintains effective remuneration practices.

b. Remuneration Governance

The Board of Directors of the AIFM is responsible for supervising the planning, implementation and revision of the compensation policy of the AIFM, subject to the oversight of the Compensation Committee of the Board of Directors of GS Group Inc. (the “GS Group Compensation Committee”), the ultimate parent of the AIFM.

The members of the GS Group Compensation Committee at the end of 2023 were Kimberley D. Harris (Chair), M. Michele Burns, Kevin R. Johnson, Ellen J. Kullman, Lakshmi N. Mittal, and Adebayo O. Ogunlesi (ex-officio). None of the members of the GS Group Compensation Committee was an employee of the firm. All members of the GS Group Compensation Committee were “independent” within the meaning of the New York Stock Exchange Rules and the firm’s Director Independence Policy.

The GS Group Compensation Committee has for several years recognised the importance of using an independent remuneration consultant that is appropriately qualified and that provides services solely to the GS Group Compensation Committee and not to the firm. The Compensation Committee continued to retain an independent remuneration consultant in 2023.

GS Group Inc.’s global process for setting variable remuneration (including the requirement to consider risk and compliance issues) applies to employees of the AIFM in the same way as to employees of other entities and in other regions and is subject to oversight by the senior management of the firm in the region.

c. Link Between Pay and Performance

Annual remuneration for employees is generally comprised of fixed and variable remuneration. The AIFM’s remuneration practices provide for variable remuneration determinations to be made on a discretionary basis. Variable remuneration is based on multiple factors and is not set as a fixed percentage of revenue or by reference to any other formula. Firmwide performance is a key factor in determining variable remuneration.

d. Performance Measurement

Year-end variable remuneration is determined through a discretionary process that relies on certain qualitative and quantitative metrics (amongst other factors) against which we assess performance at year-end. We do not set specific goals, targets or other objectives for purposes of determining year-end variable remuneration nor do we set an initial remuneration pool that is adjusted for any such goals, targets or other objectives. Such metrics are not formulaic nor given any specific weight. In addition, employees are evaluated annually as part of the annual performance review process.

e. Risk Adjustment

Prudent risk management is a hallmark of both the firm and the AIFM’s culture and sensitivity to risk and risk management are key elements in assessing employee performance, including as part of the annual performance review process noted above. To that end, the Board of GS Group Inc. approved a sixth compensation principle “Promote a strong risk management and control environment” to underscore the importance of sound risk management.

We take risk into account in setting the amount and form of variable remuneration for employees. We provide guidelines to assist compensation managers when applying discretion during the remuneration process to promote consistent consideration of the different metrics / factors considered during the remuneration process. Further, to ensure the independence of control function employees, remuneration for those employees is not determined by individuals in revenue-producing positions but rather by the management of the relevant control function.

f. Structure of Remuneration

1. Fixed Remuneration: Comprised of base salary and, where applicable, fixed allowances.

2. Variable Remuneration: For employees with total and variable remuneration above a specific threshold, variable remuneration is generally paid in a combination of cash and equity-based remuneration. In general, the portion paid in the form of an equity-based award increases as variable remuneration increases.

g. Total Remuneration

Staff remuneration for the financial period ending December 31, 2023:

Total remuneration for the financial year ending 31 December 2023 paid by the AIFM to 145 staff in respect of the management of the assets of the Company	US $522,178, made up of: • US $197,457 fixed remuneration • US $324,721 variable remuneration
Which includes:
(a) Remuneration paid by the AIFM to senior management	US $206,013
(b) Remuneration paid by the AIFM to other staff members whose actions have a material impact on the risk profile of the Company	US $316,165

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

The country of domicile of the Company is the United States. The Company's Units may only be offered in Switzerland to qualified investors within the meaning of Art. 10 CISA. Funds other than the represented Company are either closed for new investments and/or may not be offered and/or advertised in Switzerland.

Swiss Representative: FIRST INDEPENDENT FUND SERVICES LTD, Feldeggstrasse 12, CH-8008 Zurich.

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

In respect of the period ended December 31, 2023, there have been no material changes to the information listed in Article 23 of the Directive.

V. Service Provider Not Previously Disclosed

Legal Counsel

Fried, Frank, Harris, Shriver & Jacobson LLP

One New York Plaza

New York, NY 10004

USA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

a) None.

b) None.

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

Directors

Information regarding the members of the Board of Directors is as follows:

Name and Age (1)	Term of Office	Principal Occupation(s) During Past 5 Years	Other Directorships

Independent Directors

Jaime Ardila (68)	Chairperson of the Board of Directors since January 2017; Director since April 2016

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

Director—GS BDC and GS Credit; Chairperson of the Board of Directors—the Company, GS PMMC II and PSLF.

Accenture plc (a management consulting services company); Nexa Resources (a mining company); GS BDC; GS PMMC II; PSLF; GS Credit

Ross J. Kari (65)	Director since April 2016

Mr. Kari is retired. Formerly, he was Director, Summit Bank (2014-2022); Executive Vice President and Chief Financial Officer, Federal Home Loan Mortgage Corporation (Freddie Mac) (2009–2013); and was a Member of the Board of Directors of KKR Financial Holdings, LLC (2007–2014).

GS BDC; GS PMMC II; PSLF; GS Credit

Director—the Company, GS BDC, GS PMMC II, PSLF and GS Credit.
Susan B. McGee (64)	Director since June 2018

Ms. McGee is retired. She is Director, ETTL Engineers and Consultants (2018-Present); and Director, HIVE Digital Technologies Ltd (2021-Present). She was formerly Director, Nobul Corporation (2019-2022) and held senior management positions with U.S. Global Investors, Inc. (an investment management firm), including Chief Compliance Officer (2016–2018), President (1998–2018) and General Counsel (1997–2018). She was also formerly Vice President of the U.S. Global Investors Funds (2016–2018).

Director—the Company, GS BDC, GS PMMC II, PSLF and GS Credit.

ETTL Engineers and Consultants Inc.; HIVE Digital Technologies Ltd; GS BDC; GS PMMC II; PSLF; GS Credit

Interested Director*

Katherine (“Kaysie”) P. Uniacke (63)	Director since April 2016

Ms. Uniacke is Chair of the Board—Goldman Sachs Asset Management International (2013–Present); and Advisory Director—Goldman Sachs (2013–Present). She was formerly Director—Goldman Sachs Dublin and Luxembourg family of funds (2013-2023).

Director—the Company, GS BDC, GS PMMC II, GS MMLC II, PSLF and GS Credit.

Goldman Sachs Asset Management International; GS BDC; GS PMMC II; GS MMLC II; PSLF; GS Credit

Ms. Uniacke is considered to be an “Interested Director” because she holds positions with Goldman Sachs and owns securities issued by GS Group Inc. Ms. Uniacke holds comparable positions with certain other companies of which Goldman Sachs, GSAM or an affiliate thereof is the investment adviser, administrator and/or distributor.

(1) Each director may be contacted by writing the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

Executive Officers

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Alex Chi	51	Co-Chief Executive Officer and Co-President
David Miller	54	Co-Chief Executive Officer and Co-President
Stanley Matuszewski	37	Chief Financial Officer and Treasurer
John Lanza	53	Principal Accounting Officer
Julien Yoo	52	Chief Compliance Officer
Caroline Kraus	46	Chief Legal Officer
Tucker Greene	48	Chief Operating Officer
Justin Betzen	43	Vice President
Greg Watts	47	Vice President
Jennifer Yang	40	Vice President

The address for each director and executive officer is c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282. Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Biographical Information

Directors

Independent Directors:

Jaime Ardila. Mr. Ardila is retired. Mr. Ardila has served on the Board of Directors of the Company since April 2016 and has served as Chairperson of the Board of Directors of the Company since January 2017. He also serves as a member of the Board of Directors of GS BDC and GS Credit and serves as Chairperson of the Board of Directors of GS PMMC II and PSLF. Mr. Ardila is a member of the Board of Directors of Accenture plc, a management consulting services company, where he serves as Chair of the Finance Committee and a member of the Audit Committee, and a member of the Board of Directors of Nexa Resources S.A., a mining company. Previously, he was a member of the Board of Directors of Ola Electric Mobility, an electric vehicle manufacturer, and was also a member of the Board of Directors of Ecopetrol, an integrated oil company, where he served as Chair of the Audit Committee and a member of the Business Committee and the Corporate Governance and Sustainability Committee, from 2016 to 2019. Mr. Ardila also worked for 29 years at General Motors Company, an automobile manufacturer, where he held several senior management positions, most recently as Executive Vice President of the company and President of General Motors’ South America region. Mr. Ardila joined General Motors in 1984. From 1996 to 1998, Mr. Ardila served as the managing director, Colombian Operations, of N M Rothschild & Sons Ltd, before rejoining General Motors in 1998. Based on the foregoing, Mr. Ardila is experienced with financial and investment matters, which we believe makes him well qualified to serve on the Board of Directors.

Ross J. Kari. Mr. Kari is retired. Mr. Kari has served on the Board of Directors of the Company since April 2016. He also serves on the Board of Directors of GS BDC, GS PMMC II, PSLF and GS Credit. Previously, Mr. Kari was Executive Vice President and Chief Financial Officer of Federal Home Loan Mortgage Corporation (Freddie Mac), where he worked for four years. Previously, he held senior management positions at SAFECO Corporation, a personal insurance company, Federal Home Loan Bank of San Francisco, and Wells Fargo & Company, where he began his career and worked for 19 years. Mr. Kari also served as a Director and a member of the Audit Committee and ALCO Chairperson of Summit Bank. Based on the foregoing, Mr. Kari is experienced with financial and investment matters, which we believe makes him well qualified to serve on the Board of Directors.

Susan B. McGee. Ms. McGee is retired. Ms. McGee has served on the Board of Directors of the Company since June 2018. She also serves on the Board of Directors of GS BDC, GS PMMC II, PSLF and GS Credit. Ms. McGee also serves on the Board of Directors for ETTL Engineers and Consultants, and HIVE Digital Technologies Ltd. Ms. McGee formerly served as a Director for Nobul Corporation, a digital real estate company, from 2019 to 2022. Ms. McGee worked for 26 years at U.S. Global Investors, Inc., an investment management firm, until June 2018, during which time she held several senior management positions, including President, General Counsel and Chief Compliance Officer. She has also been involved in the governance of the U.S. Global Investors Funds, serving as Vice President until June 2018. In addition, Ms. McGee serves on the Board of Governors of the Investment Company Institute and as Chairperson of the Investment Company Institute Small Funds Committee. She is also a member of the Board of Directors of the San Antonio Sports Foundation, a not-for-profit organization. Based on the foregoing, Ms. McGee is experienced with financial and investment matters, which we believe makes her well qualified to serve on the Board of Directors.

Interested Director:

Kaysie Uniacke. Ms. Uniacke is the sole interested director on the Board and has served in such capacity since April 2016. Ms. Uniacke is the chair of the board of Goldman Sachs Asset Management International, serves on the boards of GS BDC, GS PMMC II, GS MMLC II, PSLF and GS Credit; and is an advisory director to GS Group Inc. Previously, she was global chief operating officer of GSAM’s portfolio management business until 2012 and served on the Investment Management Division Client and Business Standards Committee. Prior to this, she was president of Goldman Sachs Trust, the GS mutual fund family, and was head of the Fiduciary Management business within Global Manager Strategies, responsible for business development and client service globally. Earlier in her career, Ms. Uniacke managed GSAM’s U.S. and Canadian Distribution groups. In that capacity, she was responsible for overseeing all North American institutional and third-party sales channels, marketing and client service functions, for which client assets exceeded $200 billion. Before that, Ms. Uniacke was head of GSAM’s Global Cash Services business, where she was responsible for overseeing the management of assets exceeding $100 billion. Ms. Uniacke worked at Goldman Sachs from 1983 to 2012, where she was named managing director in 1997 and partner in 2002. Based on the foregoing, Ms. Uniacke is experienced with financial and investment matters, which we believe makes her well qualified to serve on the Board of Directors.

Executive Officers who are not Directors:

Alex Chi. Mr. Chi is the Co-Chief Executive Officer and Co-President of the Company and has served in such capacity since March 2022. Mr. Chi is also the Co-Chief Executive Officer and Co-President of GS BDC, GS PMMC II, GS MMLC II, PSLF and GS Credit. Mr. Chi is co-head of Goldman Sachs Asset Management Private Credit in the Americas. Before assuming his current role, Mr. Chi spent 25 years in Goldman Sachs’ Investment Banking Division. Mr. Chi worked in the Financial and Strategic Investors Group from 2006 to 2019, managing Goldman Sachs’ relationships with private equity and related portfolio company clients. Prior to that, Mr. Chi worked in Leveraged Finance, where he spent six years structuring and executing leveraged loan and high yield debt financings for corporate and private equity clients across industries. He also spent three years in Asia focused on mergers and acquisitions and corporate finance transactions. Mr. Chi was named managing director in 2006 and partner in 2012.

David Miller. Mr. Miller is the Co-Chief Executive Officer and Co-President of the Company and has served in such capacity since March 2022. Mr. Miller is also the Co-Chief Executive Officer and Co-President of GS BDC, GS PMMC II, GS MMLC II, PSLF and GS Credit. Mr. Miller is co-head of Goldman Sachs Asset Management Private Credit in the Americas. He has spent his nearly 30-year career as an investor in middle market companies and has originated billions of dollars in commitments across all industries to companies in various stages of the lifecycle. In 2004, he co-founded Goldman Sachs’ middle market origination effort investing primarily firm capital and has led that business since 2013. Prior to joining Goldman Sachs in 2004, Mr. Miller was senior vice president of originations for GE Capital, where he was responsible for structuring and originating loans in the media and telecommunications sectors. Previously,

Mr. Miller was a director at SunTrust Bank, responsible for originating and managing a portfolio of middle market loans. Mr. Miller was named managing director in 2012 and partner in 2014.

Tucker Greene. Mr. Greene is the chief operating officer of the Company and has served in such capacity since May 2023. Mr. Greene is also the chief operating officer of GS BDC, GS PMMC II, GS MMLC II, PSLF and GS Credit. Mr. Greene previously served as a vice president of the Company from August 2022 to May 2023, and also previously served as a vice president of GS BDC, GS PMMC II, GS MMLC II, PSLF and GS Credit. He is also a managing director in Goldman Sachs Asset Management Private Credit. He is a senior portfolio manager focused on fund management. Prior to his current role, Mr. Greene was a senior originator and underwriter in Goldman Sachs Asset Management Private Credit. Mr. Greene joined Goldman Sachs in 2004 in the Specialty Lending Group, primarily investing firm capital in directly originated middle market loans. Prior to joining Goldman Sachs, Mr. Greene worked at GE Capital, focusing on underwriting loans in the media and telecommunications sector. Mr. Greene was named managing director in 2021.

Stanley Matuszewski. Mr. Matuszewski is the chief financial officer and treasurer of the Company and has served in such capacity since November 2023. Mr. Matuszewski also is the chief financial officer and treasurer of GS BDC, GS PMMC II, GS MMLC II, PSLF and GS Credit. He is a Vice President within the Controllers Division of GSAM. He currently manages the Business Development Companies Asset Management Product Controllers team, which is responsible for valuation oversight. Prior to joining Goldman Sachs & Co. LLC in 2013, he worked at Morgan Stanley in the Valuation Review Group.

John Lanza. Mr. Lanza is the principal accounting officer of the Company and has served in such capacity since November 2023. Mr. Lanza is also the principal accounting officer of GS BDC, GS PMMC II, GS MMLC II, PSLF and GS Credit. Mr. Lanza has held several positions with GSAM. Mr. Lanza currently manages the Business Development Companies and Direct Hedge Funds Asset Management Fund Controllers teams, which are responsible for accounting and financial reporting oversight. He previously served as the head of Operational Risk and Governance in the Consumer and Wealth Management Division. Prior to that, Mr. Lanza was the global head of Regulatory Reform and Control Oversight and before that he managed the GSAM Alternative Investments Global Fund Services Group.

Julien Yoo. Ms. Yoo is the chief compliance officer of the Company and has served in such capacity since June 2019. Ms. Yoo is also the Managing Director of GSAM Compliance, Head of the U.S. Regulatory Compliance team with GSAM Compliance, and Chief Compliance Officer of GS BDC, GS PMMC II, GS MMLC II, PSLF and GS Credit. Ms. Yoo joined Goldman Sachs in 2013. Prior to joining Goldman Sachs, Ms. Yoo was a Vice President in the legal department of Morgan Stanley Investment Management. Prior to joining Morgan Stanley, she was an associate at Shearman & Sterling, LLP and at Swidler Berlin Shereff Friedman, LLP.

Caroline Kraus. Ms. Kraus is the chief legal officer and secretary of the Company and has served in such capacity since July 2017. Ms. Kraus is also a Managing Director and Senior Counsel at GSAM and the chief legal officer and secretary of GS BDC, GS PMMC II, GS MMLC II, PSLF and GS Credit, as well as various other Goldman Sachs funds. Ms. Kraus joined Goldman Sachs in 2006. Prior to joining Goldman Sachs, she was an associate at Weil, Gotshal & Manges, LLP.

Justin Betzen. Mr. Betzen is a vice president of the Company and has served in such capacity since August 2022. Mr. Betzen is also a vice president of GS BDC, GS PMMC II, GS MMLC II, PSLF and GS Credit. He is also a managing director and senior underwriter in Goldman Sachs Asset Management Private Credit, focused on middle market lending in the Americas. He is a member of the BDC Investment Committee and the Private Credit Investment Subcommittee, which focuses on middle market lending primarily via the Goldman Sachs balance sheet. Mr. Betzen initially joined Goldman Sachs in 2006 as an associate and rejoined the firm as a vice president in 2013. He was named managing director in 2019. Prior to rejoining the firm, Mr. Betzen worked at Newstone Capital Partners, focused on second lien, mezzanine and minority equity investing. Prior to initially joining Goldman Sachs, he worked at JPMorgan Chase in the Technology Corporate Banking Group, focused on software, services and payments companies.

Greg Watts. Mr. Watts is a vice president of the Company and has served in such capacity since August 2022. Mr. Watts is also a vice president of GS BDC, GS PMMC II, GS MMLC II, PSLF and GS Credit. He also serves as head of underwriting and portfolio management for Goldman Sachs Asset Management Private Credit in the Americas. He has spent greater than 20 years as a credit investor in middle market companies and has overseen billions of dollars of investments from origination to exit as well as a significant amount of experience in workouts and restructurings. Mr. Watts is a member of the BDC Investment Committee and the Private Credit Investment Subcommittee, which focuses on middle market lending primarily via the Goldman Sachs balance sheet. Mr. Watts joined Goldman Sachs in 2007 and was named managing director in 2015 and partner in 2022. Prior to joining Goldman Sachs, Mr. Watts spent five years with GE Capital’s Technology, Media and Telecom Finance Group as a senior vice president and risk team leader in underwriting and portfolio management. Before working at GE Capital, Mr. Watts was an associate at Investcorp International after beginning his career as an investment banking analyst in Salomon Smith Barney’s Mergers and Acquisitions Group.

Jennifer Yang. Ms. Yang is a vice president of the Company and has served in such capacity since August 2022. Ms. Yang is also a vice president of GS BDC, GS PMMC II, GS MMLC II, PSLF and GS Credit. She is also a managing director in Credit Alternatives within Goldman Sachs Asset Management, with oversight of Healthcare. She is responsible for leading and managing the healthcare investment strategy and portfolio. Ms. Yang joined Goldman Sachs in 2018 as a vice president and was named managing director in

2021. Prior to joining Goldman Sachs, Ms. Yang was an executive director at Varagon Capital Partners, where she was responsible for structuring, executing and managing credit investments in the healthcare sector. Previously, she was a vice president at Fifth Street Asset Management, focused on healthcare deal execution.

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

The Audit Committee held four formal meetings in 2023.

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

The Governance and Nominating Committee held two formal meetings in 2023.

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

The Compliance Committee held four formal meetings in 2023.

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

The Contract Review Committee held one formal meeting in 2023.

Code of Ethics

We have a code of ethics that applies to our principal executive officers, principal financial officer and principal accounting officer. Our Code of Ethics is discussed under “Item 1. Business—Code of Ethics” and a copy of our Code of Ethics is filed as an exhibit to this annual report on Form 10-K.

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

Director Charter

We have adopted a Director Charter which applies to, among other things, the authority and duties of our directors, composition of our Board of Directors and the election and role of the Chairperson of our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

None of our executive officers are currently compensated by us. We do not currently have any employees. Our day-to-day operations are managed by the Investment Adviser.

Compensation of Directors

For the fiscal year ended December 31, 2023, each Independent Director was compensated with a $50,000 annual fee for his or her services as a director. In addition, the Chair earned an annual fee of $25,000 and the director designated as “audit committee financial expert” received an additional $10,000 for their additional services in such capacities. The Independent Directors are also reimbursed for travel and other expenses incurred in connection with attending meetings.

In addition, we purchase liability insurance on behalf of our directors. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry.

	Total Compensation From the Company for Fiscal Year 2023(4)	Total Compensation From the Goldman Sachs Fund Complex for Fiscal Year 2023
Interested Director
Kaysie Uniacke (1)	–	–
Independent Directors
Jaime Ardila(2)	$75,000	$436,610
Ross Kari (3)	$60,000	$392,288
Susan B. McGee	$50,000	$368,288

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 5, 2024, certain ownership information with respect to our Units for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding Units and all executive officers and directors, on an individual and group basis. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power over such Units.

Name and Address (1)	Type of Ownership	Number of Units Owned	Percentage
Interested Director
Kaysie Uniacke	Record/Beneficial	243	*

Independent Directors
Jaime Ardila	Record/Beneficial	487	*
Ross Kari	Record/Beneficial	1,948	*
Susan B. McGee	—	—	—

Executive Officers
Alex Chi	—	—	—
David Miller	—	—	—
Tucker Greene	—	—	—
Stanley Matuszewski	—	—	—
John Lanza	Record/Beneficial	487	—
Caroline Kraus	—	—	–
Julien Yoo	—	—	—
Justin Betzen	—	—	—
Greg Watts	—	—	—

Jennifer Yang	—	—	—
All officers and directors as a group (14 persons)	Record/Beneficial	3,165	*

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a) Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons

Investment Management and Advisory Agreement

GSAM serves as our investment adviser. Our Investment Adviser has been registered as an investment adviser with the SEC since 1990 and is a subsidiary of GS Group Inc., a bank holding company. GS & Co., a wholly owned subsidiary of GS Group Inc., acted as our placement agent in connection with the offering of Units to U.S. persons and Goldman Sachs International, a wholly owned subsidiary of GS Group Inc., acted as our placement agent in connection with the offering of Units to non-U.S. persons.

Subject to the supervision of the Board of Directors, the Investment Adviser provides day-to-day advice regarding the Company’s portfolio transactions and is responsible for the Company’s business affairs and other administrative matters.

For the year ended December 31, 2023, we paid GSAM a total of $6.16 million in fees pursuant to the Investment Advisory Agreement.

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

Co-Investment Opportunities

In certain circumstances, we can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2023 and 2022 were $330,000 and $335,000, respectively.

Fees included in the audit fees category are those associated with the annual audits of financial statements, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by PricewaterhouseCoopers LLP for the years ended December 31, 2023 and 2022.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2023 and 2022 were $1,304,641 and $1,259,539, respectively. These amounts represent fees PricewaterhouseCoopers LLP billed to GSAM for services related to the SSAE 18 report.

Tax Fees

No fees were billed by PricewaterhouseCoopers LLP for services rendered to the Company for tax compliance, tax advice and tax planning for the years ended December 31, 2023 and 2022.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2023 and 2022.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees,” and “Tax Fees” above, for the years ended December 31, 2023 and 2022.

Other than services reported under “Audit-Related Fees,” no other fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2023 and 2022.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Company’s investment adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the years ended December 31, 2023 and 2022. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

The Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) adopted by the Audit Committee sets forth the procedures and the conditions pursuant to which services performed by an independent auditor for the Company may be pre-approved. Services may be pre-approved specifically by the Audit Committee as a whole or, in certain circumstances, by the Audit Committee Chairperson or the person designated as the audit committee financial expert. In addition, subject to specified cost limitations, certain services may be pre-approved under the provisions of the Policy. The Policy provides that the Audit Committee will consider whether the services provided by an independent auditor are consistent with the SEC’s rules on auditor independence. The Policy provides for periodic review and pre-approval by the Audit Committee of the services that may be provided by the independent auditor.

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

10.5.1

First Amendment to First Amended and Restated Loan and Security Agreement, dated as of January 28, 2022, among Goldman Sachs Private Middle Market Credit SPV LLC, as borrower, Goldman Sachs Private Middle Market Credit LLC, as portfolio manager, State Street Bank and Trust Company, in its capacity as collateral agent, collateral administrator, securities intermediary, and bank, the lenders party thereto and JP Morgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01215), filed on February 3, 2022).

10.5.2

Second Amendment to Amended and Restated Loan and Security Agreement, dated as of May 10, 2023, among Goldman Sachs Private Middle Market Credit SPV LLC, as borrower, Goldman Sachs Private Middle Market Credit

LLC, as portfolio manager, State Street Bank and Trust Company, in its capacity as collateral agent, collateral administrator, securities intermediary, and bank, and JP Morgan Chase Bank, National Association, as administrative agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.

814-01215), filed on May 16, 2023).

14.1	Code of Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 814-01215), filed on February 20, 2020).

14.2	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K (File No. 814-01215), filed on February 25, 2021).

21.1	Subsidiaries of Goldman Sachs Private Middle Market Credit LLC (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 814-01215), filed on February 20, 2020).

24.1*	Power of attorney (included on the signature page hereto).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Date: March 5, 2024	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: March 5, 2024	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Alex Chi, David Miller, Stanley Matuszewski and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2023, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2024.

Signature	Title

/s/ Alex Chi Alex Chi	Co- Chief Executive Officer and Co-President (Co-Principal Executive Officer)

/s/ David Miller David Miller	Co- Chief Executive Officer and Co-President (Co-Principal Executive Officer)

/s/ Stanley Matuszewski Stanley Matuszewski	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ John Lanza John Lanza	Principal Accounting Officer

/s/ Jamie Ardilla Jamie Ardilla	Chairperson of the Board of Directors

/s/ Katherine Uniacke Katherine Uniacke	Director

/s/ Ross J. Kari Ross J. Kari	Director

/s/ Susan B. McGee Susan B. McGee	Director