Form 10-Q
period 2024-03-31
Goldman Sachs Private Middle Market Credit LLC
filed 2024-05-09
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 9, 2024, there were 10,687,877 units of the limited liability company’s common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $474,341 and $495,130)	$435,630	$462,522
Non-controlled affiliated investments (cost of $3,354 and $5,254)	3,354	5,880
Total investments, at fair value (amortized cost of $477,695 and $500,384)	$438,984	$468,402
Investments in affiliated money market fund (cost of $37,106 and $53,866)	37,106	53,866
Cash	14,471	11,340
Interest and dividends receivable	8,289	8,126
Deferred financing costs	446	619
Other assets	383	291
Total assets	$499,679	$542,644
Liabilities
Debt	$26,863	$63,082
Interest and other debt expenses payable	518	1,339
Management fees payable	1,526	1,538
Incentive fees payable	57,985	56,836
Distribution payable	—	13,579
Unrealized depreciation on foreign currency forward contracts	128	178
Accrued expenses and other liabilities	812	758
Total liabilities	$87,832	$137,310
Commitments and contingencies (Note 8)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (10,687,877 and 10,687,877 units issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	548,420	548,420
Distributable earnings (loss)	(136,573)	(143,086)
Total members’ capital	$411,847	$405,334
Total liabilities and members’ capital	$499,679	$542,644
Net asset value per unit	$38.53	$37.92

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$13,202	$15,700
Payment-in-kind income	2,511	973
Other income	152	79
From non-controlled affiliated investments:
Dividend income	507	677
Total investment income	$16,372	$17,429
Expenses:
Interest and other debt expenses	$1,063	$2,912
Management fees	1,526	1,511
Incentive fees	1,149	1,214
Professional fees	251	268
Directors’ fees	50	50
Other general and administrative expenses	292	262
Total expenses	$4,331	$6,217
Net investment income	$12,041	$11,212
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(5)	$(29,090)
Non-controlled affiliated investments	605	—
Foreign currency transactions	(12)	57
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(6,103)	25,501
Non-controlled affiliated investments	(626)	(418)
Foreign currency forward contracts	50	(8)
Foreign currency translations	591	(391)
Net realized and unrealized gains (losses)	$(5,500)	$(4,349)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(28)	18
Net increase (decrease) in members’ capital from operations	$6,513	$6,881
Weighted average units outstanding	10,687,877	10,687,877
Basic and diluted net investment income per unit	$1.13	$1.05
Basic and diluted earnings per unit	$0.61	$0.64

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023

Members’ capital at beginning of period	$405,334	$403,611
Increase (decrease) in members’ capital from operations:
Net investment income	$12,041	$11,212
Net realized gain (loss)	588	(29,033)
Net change in unrealized appreciation (depreciation)	(6,088)	24,684
(Provision) benefit for unrealized appreciation/depreciation on investments	(28)	18
Net increase (decrease) in members’ capital from operations	$6,513	$6,881
Members’ capital at end of period	$411,847	$410,492
Distributions per unit	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023

Cash flows from operating activities:
Net increase (decrease) in members’ capital from operations:	$6,513	$6,881
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(225)	(3,279)
Payment-in-kind interest capitalized	(2,257)	(819)
Investments in affiliated money market fund, net	16,760	2,528
Proceeds from sales of investments and principal repayments	26,270	6,639
Net realized (gain) loss	(600)	29,090
Net change in unrealized (appreciation) depreciation on investments	6,729	(25,083)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	—	59
Amortization of premium and accretion of discount, net	(499)	(638)
Amortization of deferred financing costs	173	331
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(163)	307
(Increase) decrease in other assets	(92)	(135)
Increase (decrease) in interest and other debt expenses payable	(821)	20
(Decrease) increase in management fees payable	(12)	(18)
Increase in incentive fees payable	1,149	1,214
Increase (decrease) in accrued expenses and other liabilities	54	(151)
Net cash provided by operating activities	$52,979	$16,946
Cash flows from financing activities:
Distributions paid	$(13,579)	$—
Repayments of debt	(36,219)	(14,650)
Net cash provided by (used for) financing activities	$(49,798)	$(14,650)
Net increase in cash	3,181	2,296
Effect of foreign exchange rate changes on cash and cash equivalents	(50)	(51)
Cash, beginning of period	11,340	10,001
Cash, end of period	$14,471	$12,246
Supplemental and non-cash activities
Interest expense paid	$1,676	$2,528
Exchange of investments	$2,053	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2024

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 104.99%
Canada - 3.24%
1st Lien/Last-out Unitranche (5) - 3.24%
Doxim, Inc.	Financial Services	13.43%	S + 8.00%	06/01/26		$4,531	$4,476	$4,452	(6) (7) (8)
Doxim, Inc.	Financial Services	13.43%	S + 8.00%	06/01/26		3,365	3,326	3,306	(6) (7)
Doxim, Inc.	Financial Services	12.43%	S + 7.00%	06/01/26		5,783	5,716	5,566	(6) (7)
Total 1st Lien/Last-Out Unitranche							13,518	13,324
Total Canada							$13,518	$13,324
United States - 101.75%
1st Lien/Senior Secured Debt - 78.67%
Acuity Specialty Products, Inc. (dba Zep Inc.)	Chemicals	9.31%	S + 4.00%	10/02/28		$34,791	$34,791	$33,399	(6) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	11.07%	S + 5.50%	06/29/27		15,103	14,966	14,877	(6) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.50%	06/29/27		443	(4)	(7)	(6) (7) (9)
CorePower Yoga LLC	Diversified Consumer Services		S + 6.00% (Incl. 1.25% PIK)	05/14/25		1,070	(4)	(171)	(6) (7) (9)
CorePower Yoga LLC	Diversified Consumer Services	11.31%	S + 6.00% (Incl. 1.25% PIK)	05/14/25		17,262	17,192	14,500	(6) (7) (8)
Picture Head Midco LLC	Entertainment	12.82%	S + 7.25% (Incl. 0.50% PIK)	12/31/24		28,454	28,326	27,316	(6) (7) (8) (10)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	11.58%	S + 6.25%	07/02/25		18,772	18,689	18,772	(6) (8)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates)	Health Care Providers & Services	8.58%	S + 3.25%	03/31/25		2,053	2,053	2,053	(7)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	Household Products	14.19%	S + 8.75%	09/21/26		25,061	24,602	21,678	(6) (7) (8)
Lithium Technologies, Inc.	Interactive Media & Services	14.32%	S + 9.00% (Incl. 4.50% PIK)	01/03/25		62,516	62,435	57,827	(6) (7) (8)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.71%	S + 9.25% (Incl. 3.50% PIK)	06/15/26		20,727	20,873	18,655	(6) (7) (8) (10)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.71%	S + 9.25% (Incl. 3.50% PIK)	06/15/26		757	764	681	(6) (7) (8) (10)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.72%	S + 9.25% (Incl. 3.50% PIK)	06/15/26		1,513	1,505	1,361	(6) (7) (8)
Xactly Corporation	IT Services	12.69%	S + 7.25%	07/31/25		40,879	40,586	40,674	(6) (7) (8)
Xactly Corporation	IT Services		S + 7.25%	07/31/25		2,554	(17)	(13)	(6) (7) (9)
Diligent Corporation	Professional Services	10.14%	E + 6.25%	08/04/25	EUR	23,176	26,721	24,941	(6) (7) (8)
Diligent Corporation	Professional Services	11.71%	S + 6.25%	08/04/25		1,900	826	831	(6) (7) (9)
Diligent Corporation	Professional Services	11.71%	S + 6.25%	08/04/25		14,973	14,908	14,936	(6) (7) (8)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	10.31%	S + 5.00%	04/02/25		31,853	31,671	31,694	(6) (7) (8)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		S + 5.00%	04/02/25		2,800	(14)	(14)	(6) (7) (9)
Total 1st Lien/Senior Secured Debt							340,869	323,990

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (5) - 12.62%
Doxim, Inc.	Financial Services	11.83%	S + 6.40%	06/01/26	$30,617	$30,305	$29,316	(6) (7) (8)
Doxim, Inc.	Financial Services	11.83%	S + 6.40%	06/01/26	23,681	23,441	22,674	(6) (7) (8)
Total 1st Lien/Last-Out Unitranche						53,746	51,990
2nd Lien/Senior Secured Debt - 6.92%
Wine.com, LLC	Beverages	17.53%	S + 12.00% PIK	04/03/27	$6,221	$6,615	$6,594	(6) (7) (8) (10)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			05/11/26	16,405	—	—	(6) (7) (8) (11)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	11/11/25	12,850	11,531	1,992	(6) (7) (8) (12)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	14.46%	S + 9.00%	11/15/24	20,000	19,853	19,900	(7) (8)
Total 2nd Lien/Senior Secured Debt						37,999	28,486
Unsecured Debt -3.54%
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	$8,527	$—	$—	(6) (7) (8) (12)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	4,918	1,882	214	(6) (7) (8) (12)
Wine.com, Inc.	Beverages	20.53%	S + 15.00% PIK	04/03/27	6,426	9,283	6,410	(6) (7) (8)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	14.25%	14.25% PIK	12/21/24	8,156	8,145	7,952	(7) (10)
Total Unsecured Debt						19,310	14,576
Total United States						$451,924	$419,042
Total Debt Investments						$465,442	$432,366

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate(3)	Initial Acquisition Date(13)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 1.60%
United States - 1.60%
Common Stock - 0.81%
Elah Holdings, Inc.	Capital Markets		05/09/18	69,386	$3,354	$3,354	(6) (7) (11) (14)
Country Fresh Holding Company Inc.	Food Products		04/29/19	986	1,232	—	(6) (7) (8) (11)
Total Common Stock					4,586	3,354
Preferred Stock - 0.77%
Wine.com, LLC	Beverages		11/14/18	337,425	$2,900	$—	(6) (7) (11)
Wine.com, LLC	Beverages		03/03/21	78,199	1,933	—	(6) (7) (11)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	11.00% PIK	12/22/16	1,600	1,496	3,171	(7) (11)
Total Preferred Stock					6,329	3,171
Warrants - 0.02%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	62	$23	$—	(6) (7) (11)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	2,974	1,096	—	(6) (7) (11)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	311	115	—	(6) (7) (11)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products		12/22/16	44	104	93	(7) (11)
Total Warrants					1,338	93
Total United States					$12,253	$6,618
Total Equity Securities					$12,253	$6,618
Total Investments - 106.59%					$477,695	$438,984
Investments in Affiliated Money Market Fund - 9.01%
United States - 9.01%
Goldman Sachs Financial Square Government Fund - Institutional Shares				37,106,211	$37,106	$37,106	(8) (15) (16)
Total United States					$37,106	$37,106
Total Investments in Affiliated Money Market Fund					$37,106	$37,106
Total Investments and Investments in Affiliated Money market fund - 115.60%					$514,801	$476,090

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments".
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR including SOFR adjustment, if any, ("S") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of March 31, 2024, 3 month E was 3.89%, 1 month S was 5.33% and 3 month S was 5.30%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2024.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, or Euro ("EUR").
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
(11)
Non-income producing security.
(12)
The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(13)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of March 31, 2024, the aggregate fair value of these securities is $6,618 or 1.61% of the Company's net assets. The initial acquisition dates have been included for such securities.
(14)
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
(16)
The annualized seven-day yield as of March 31, 2024 is 5.21%.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION
Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	U.S. Dollar 1,712	Euro 1,692	10/04/24	$(128)
				$(128)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of December 31, 2023

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 113.33%
Canada - 3.27%
1st Lien/Last-out Unitranche (5) - 3.27%
Doxim, Inc.	Financial Services	12.46%	S + 7.00%	06/01/26		5,798	$5,724	$5,537	(6) (7)
Doxim, Inc.	Financial Services	13.46%	S + 8.00%	06/01/26		4,543	4,482	4,429	(6) (7) (8)
Doxim, Inc.	Financial Services	13.46%	S + 8.00%	06/01/26		3,374	3,331	3,289	(6) (7)
Total 1st Lien/Last-Out Unitranche							13,537	13,255
Total Canada							$13,537	$13,255
United States - 110.06%
1st Lien/Senior Secured Debt - 79.55%
Acuity Specialty Products, Inc. (dba Zep Inc.)	Chemicals	9.35%	S + 4.00%	10/02/28		34,878	$34,878	$32,872	(6) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	11.14%	S + 5.50%	06/29/27		15,142	14,996	14,763	(6) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		P + 4.50%	06/29/27		443	(4)	(11)	(6) (7) (9)
CorePower Yoga LLC	Diversified Consumer Services	11.36%	S + 6.00% (Incl. 1.25% PIK)	05/14/25		17,326	17,240	14,554	(6) (7) (8)
CorePower Yoga LLC	Diversified Consumer Services		S + 6.00% (Incl. 1.25% PIK)	05/14/25		1,070	(5)	(171)	(6) (7) (9)
Picture Head Midco LLC	Entertainment	12.89%	S + 7.25%	12/31/24		28,490	28,298	27,351	(6) (7) (8) (10)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	11.72%	S + 6.25%	07/02/25		18,822	18,722	18,775	(6) (8)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	Household Products	14.22%	S + 8.75%	09/21/26		24,910	24,409	21,547	(6) (7) (8)
Lithium Technologies, Inc.	Interactive Media & Services	14.39%	S + 9.00% (Incl. 4.50% PIK)	01/03/25		61,790	61,682	58,082	(6) (7) (8)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.95%	S + 9.25% (Incl. 3.50% PIK)	06/15/26		20,250	20,311	19,237	(6) (7) (8) (10)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.82%	S + 9.25% (incl. 3.50% PIK)	06/15/26		1,477	1,468	1,403	(6) (7) (8)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.92%	S + 9.25% (Incl. 3.50% PIK)	06/15/26		740	744	703	(6) (7) (8) (10)
Xactly Corporation	IT Services	12.74%	S + 7.25%	07/31/25		40,879	40,536	40,265	(6) (7) (8)
Xactly Corporation	IT Services		S + 7.25%	07/31/25		2,554	(20)	(38)	(6) (7) (9)
Diligent Corporation	Professional Services	10.20%	E + 6.25%	08/04/25	EUR	23,236	26,770	25,587	(6) (7) (8)
Diligent Corporation	Professional Services	11.78%	S + 6.25%	08/04/25		15,012	14,935	14,975	(6) (7) (8)
Diligent Corporation	Professional Services	11.76%	S + 6.25%	08/04/25		1,900	1,014	1,021	(6) (7) (9)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	10.50%	S + 5.00%	04/02/25		31,853	31,628	31,534	(6) (7) (8)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		S + 5.00%	04/02/25		2,800	(17)	(28)	(6) (7) (9)
Total 1st Lien/Senior Secured Debt							337,585	322,421

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
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in USD unless otherwise noted, or EUR.
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
(15)
Securities exempt from registration under the Securities Act, and may be deemed to be “restricted securities”. As of December 31, 2023, the aggregate fair value of these securities is $9,046 or 2.23% of the Company's net assets. The initial acquisition dates have been included for such securities.
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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s functional currency is U.S. dollars ("USD") and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the consolidated financial statements.

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on March 5, 2024. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Accelerated amortization of upfront loan origination fees and unamortized discounts	$291	$9

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2024, the Company had certain investments held in two portfolio companies on non-accrual status, which represented 2.8% and 0.5% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively. As of December 31, 2023, the Company had certain investments held in two portfolio companies on non-accrual status, which represented 2.7% and 0.8% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively.

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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2024 and December 31, 2023, the Company held an aggregate cash balance of $14,471 and $11,340. Foreign currency of $2,611 and $2,455 (acquisition cost of $2,634 and $2,428) is included in cash as of March 31, 2024 and December 31, 2023.

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

For the three months ended March 31, 2024 and 2023, Management Fees amounted to $1,526 and $1,511. As of March 31, 2024, $1,526 remained payable.

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

For the three months ended March 31, 2024 and 2023, the Company accrued unvested Incentive Fees of $1,149 and $1,214. As of March 31, 2024, $57,985 was payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three months ended March 31, 2024 and 2023, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three months ended March 31, 2024 and 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $141 and $154. As of March 31, 2024, $144 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three months ended March 31, 2024 and 2023, the Company incurred expenses for services provided by the Transfer Agent of $23 and $18. As of March 31, 2024, $20 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$53,866	$50,462	$(67,222)	$—	$—	$37,106	$455
Collaborative Imaging, LLC (dba Texas Radiology Associates)	2,526	—	(2,505)	605	(626)	—	52
Elah Holdings, Inc.	3,354	—	—	—	—	3,354	—
Total Non-Controlled Affiliates	$59,746	$50,462	$(69,727)	$605	$(626)	$40,460	$507
For the Year Ended December 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$62,374	$211,294	$(219,802)	$—	$—	$53,866	$2,666
Collaborative Imaging, LLC (dba Texas Radiology Associates)	3,019	—	—	—	(493)	2,526	166
Elah Holdings, Inc.	3,353	—	—	—	1	3,354	—
Total Non-Controlled Affiliates	$68,746	$211,294	$(219,802)	$—	$(492)	$59,746	$2,832

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

Due To Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of March 31, 2024 and December 31, 2023, there were $7 and $19, respectively, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2024		December 31, 2023
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$340,869	$323,990	$337,585	$322,421
1st Lien/Last-Out Unitranche	67,264	65,314	67,227	64,838
2nd Lien/Senior Secured Debt	37,999	28,486	62,233	52,753
Unsecured Debt	19,310	14,576	19,186	19,344
Preferred Stock	6,329	3,171	6,329	3,086
Common Stock	4,586	3,354	6,486	5,880
Warrants	1,338	93	1,338	80
Total	$477,695	$438,984	$500,384	$468,402

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	March 31, 2024		December 31, 2023
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Interactive Media & Services	17.9%	19.1%	17.0%	19.6%
Financial Services	14.9	15.9	19.1	22.1
Professional Services	9.3	9.9	8.9	10.3
IT Services	9.2	9.9	8.6	9.9
Chemicals	7.6	8.1	7.0	8.1
Transportation Infrastructure	7.2	7.7	6.7	7.8
Food Products	7.1	7.5	6.6	7.7
Entertainment	6.2	6.6	5.8	6.8
Household Products	4.9	5.3	4.6	5.3
Health Care Equipment & Supplies	4.3	4.5	4.0	4.6
Commercial Services & Supplies	3.4	3.6	3.2	3.6
Diversified Consumer Services	3.3	3.5	3.1	3.6
Beverages	3.0	3.2	3.8	4.4
Capital Markets	0.8	0.8	0.7	0.8
Health Care Providers & Services	0.5	0.5	0.5	0.6
Building Products	0.4	0.5	0.4	0.4
Total	100.0%	106.6%	100.0%	115.6%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2024	December 31, 2023
United States	97.0%	97.2%
Canada	3.0	2.8
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of March 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$305,218	Discounted cash flows	Discount Rate	8.7% - 27.2%	15.9%
1st Lien/Last-Out Unitranche	$65,314	Discounted cash flows	Discount Rate	12.8% - 12.9%	12.9%
2nd Lien/Senior Secured Debt	$26,494	Discounted cash flows	Discount Rate	14.4% - 17.5%	15.2%
	$1,992	Comparable multiples	EV/EBITDA(6)	—	8.6x
Unsecured Debt	$13,858	Discounted cash flows	Discount Rate	18.1% - 20.8%	19.2%
	$718	Comparable multiples	EV/Revenue	—	0.3x
Equity
Preferred Stock	$3,171	Comparable multiples	EV/EBITDA(6)	—	11.0x
Common Stock	$3,354	Discounted cash flows	Discount Rate	—	29.6%
Warrants	$93	Comparable multiples	EV/EBITDA(6)	—	11.0x

As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$303,646	Discounted cash flows	Discount Rate	8.8% - 23.6%	14.1%
1st Lien/Last-Out Unitranche	$64,838	Discounted cash flows	Discount Rate	—	12.6%
2nd Lien/Senior Secured Debt	$50,954	Discounted cash flows	Discount Rate	12.4% - 16.9%	13.4%
	$1,799	Comparable multiples	EV/EBITDA(6)	—	8.3x
Unsecured Debt	$13,641	Discounted cash flows	Discount Rate	17.1% - 20.3%	18.4%
	$5,703	Comparable multiples	EV/Revenue	—	0.4x
Equity
Preferred Stock	$3,086	Comparable multiples	EV/EBITDA(6)	—	11.0x
Common Stock	$5,880	Discounted cash flows	Discount Rate	16.8% - 29.7%	25.0%
Warrants	$80	Comparable multiples	EV/EBITDA(6)	—	11.0x

(1)
As of March 31, 2024, included within Level 3 assets of $420,212 is an amount of $0 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $410,884 or 99.3% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2024				December 31, 2023
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$18,772	$305,218	$323,990	$—	$18,775	$303,646	$322,421
1st Lien/Last-Out Unitranche	—	—	65,314	65,314	—	—	64,838	64,838
2nd Lien/Senior Secured Debt	—	—	28,486	28,486	—	—	52,753	52,753
Unsecured Debt	—	—	14,576	14,576	—	—	19,344	19,344
Preferred Stock	—	—	3,171	3,171	—	—	3,086	3,086
Common Stock	—	—	3,354	3,354	—	—	5,880	5,880
Warrants	—	—	93	93	—	—	80	80
Affiliated Money Market Fund	37,106	—	—	37,106	53,866	—	—	53,866
Total assets	$37,106	$18,772	$420,212	$476,090	$53,866	$18,775	$449,627	$522,268
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$(128)	$—	$(128)	$—	$(178)	$—	$(178)

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2024
1st Lien/Senior Secured Debt	$303,646	$3,891	$(5)	$(1,744)	$(862)	$292	$—	$—	$305,218	$(1,745)
1st Lien/Last-Out Unitranche	64,838	—	—	438	(35)	73	—	—	65,314	439
2nd Lien/Senior Secured Debt	52,753	315	—	(34)	(24,871)	323	—	—	28,486	143
Unsecured Debt	19,344	329	—	(4,892)	—	(205)	—	—	14,576	(4,892)
Preferred Stock	3,086	—	—	85	—	—	—	—	3,171	85
Common Stock	5,880	—	605	(626)	(2,505)	—	—	—	3,354	—
Warrants	80	—	—	13	—	—	—	—	93	13
Total assets	$449,627	$4,535	$600	$(6,760)	$(28,273)	$483	$—	$—	$420,212	$(5,957)
For the Three Months Ended March 31, 2023
1st Lien/Senior Secured Debt	$294,059	$4,098	$(4)	$(1,665)	$(6,484)	$389	$—	$—	$290,393	$(1,664)
1st Lien/Last-Out Unitranche	64,320	—	—	(897)	(35)	97	—	—	63,485	(896)
2nd Lien/Senior Secured Debt	67,361	—	(28,186)	28,126	(70)	80	—	—	67,311	(130)
Unsecured Debt	6,996	—	—	(22)	—	4	—	—	6,978	(22)
Preferred Stock	5,305	—	—	76	—	—	—	—	5,381	76
Common Stock	8,816	—	(900)	942	—	—	—	—	8,858	42
Warrants	90	—	—	(33)	—	—	—	—	57	(33)
Total assets	$446,947	$4,098	$(29,090)	$26,527	$(6,589)	$570	$—	$—	$442,463	$(2,627)

(1)
Purchases may include PIK, capitalized fees, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2024 and December 31, 2023, approximates its carrying value because the JPM Revolving Credit Facility has variable interest based on selected short-term rates.

6. DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of March 31, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities (which includes the JPM Revolving Credit Facility) was 1,541% and 726%.

The Company’s outstanding debt was as follows:

	March 31, 2024			December 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Revolving Credit Facility(1)	$29,036	$—	$26,863	$64,630	$—	$63,082

(1)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2024, the Company had outstanding borrowings denominated in USD of $0 and in Euros (EUR) of 24,900. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $35,593 and in EUR of 24,900.

The weighted average interest rates of the aggregate borrowings outstanding for the three months ended March 31, 2024 was 8.07% and for the year ended December 31, 2023 was 8.10%. The weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2024 was $43,392 and for the year ended December 31, 2023 $109,240.

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

The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2024, the total commitments under the JPM Revolving Credit Facility were $29,036. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by November 21, 2024.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the JPM Revolving Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the JPM Revolving Credit Facility, SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the portfolio manager of SPV. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Revolving Credit Facility immediately due and payable. As of March 31, 2024, SPV was in compliance with these covenants.

Costs of $8,557 were incurred in connection with obtaining and amending the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of March 31, 2024 and December 31, 2023, outstanding deferred financing costs were $446 and $619.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$870	$2,558
Facility fees	20	23
Amortization of financing costs	173	331
Total	$1,063	$2,912
Weighted average interest rate	8.07%	7.58%
Average outstanding balance	$43,392	$136,808

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

For the three months ended March 31, 2024 and 2023, the Company’s average USD notional exposure to foreign currency forward contracts was $1,712 and $1,712.

The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Financial Condition, all of which are with Bank of America, N.A., was as follows:

	March 31, 2024	December 31, 2023
Gross Amount of Assets	$—	$—
Gross Amount of Liabilities	(128)	(178)
Net Amount of Assets or (Liabilities)	$(128)	$(178)
Collateral (Received) Pledged (1)	—	—
Net Amounts (2)	$(128)	$(178)

(1)
Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net realized gain (loss) on foreign currency forward contracts	$—	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	50	(8)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$50	$(8)

8. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2024			December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,097,430	$60,359	95%	$1,097,430	$60,359	95%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of March 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	March 31, 2024	December 31, 2023
1st Lien/Senior Secured Debt
CorePower Yoga LLC	$1,071	$1,071
Diligent Corporation	1,064	874
Internet Truckstop Group, LLC (dba Truckstop)	2,800	2,800
VRC Companies, LLC (dba Vital Records Control)	443	443
Xactly Corporation	2,554	2,554
Total	$7,932	$7,742

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

9. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the three months ended March 31, 2024 and 2023.

Distributions

The following table reflects the distributions declared on the Company’s common Units for the three months ended March 31, 2024.

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Three Months Ended March 31, 2024
February 27, 2024	April 2, 2024	May 8, 2024	$2.11	(1)

(1) $0.93 is considered return of capital distribution.

The Company did not make a distribution for the three months ended March 31, 2023.

10. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per unit:

	For the Three Months Ended
	March 31, 2024	March 31, 2023

Net increase (decrease) in Members’ Capital from operations	$6,513	$6,881
Weighted average Units outstanding	10,687,877	10,687,877
Basic and diluted earnings (loss) per unit	$0.61	$0.64

Diluted earnings (loss) per unit equal basic earnings (loss) per unit because there were no common unit equivalents outstanding during the period presented.

11. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Per Unit Data:(1)
NAV, beginning of period	$37.92	$37.76
Net investment income	1.13	1.05
Net realized and unrealized gains (losses)(2)	(0.52)	(0.40)
Net increase (decrease) in Members' Capital from operations(2)	0.61	0.65
Total increase (decrease) in Members' Capital	0.61	0.65
NAV, end of period	$38.53	$38.41
Units outstanding, end of period	10,687,877	10,687,877
Weighted average units outstanding	10,687,877	10,687,877
Total return based on NAV(3)	1.61%	1.72%
Supplemental Data/Ratio(4):
Members’ Capital, end of period	$411,847	$410,492
Ratio of expenses (without incentive fees and interest and other debt expenses) to average Members’ Capital	2.08%	2.08%
Ratio of interest and other debt expenses to average Members’ Capital	1.05%	2.90%
Ratio of incentive fees to average Members’ Capital	0.28%	0.30%
Ratio of total expenses to average Members’ Capital	3.41%	5.28%
Ratio of net investment income to average Members’ Capital	12.70%	12.08%
Portfolio turnover	1%	1%

(1)
The per unit data was derived by using the weighted average units outstanding during the applicable period, except for distributions recorded, which reflects the actual amount of distributions recorded per unit for the applicable period.
(2)
The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.
(3)
Calculated as the change in NAV per unit during the period plus dividends recorded per unit, divided by the beginning NAV per unit.
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

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period April 1, 2024 through June 30, 2024, payable on or about July 29, 2024 to Unitholders of record as of July 2, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs Private Middle Market Credit LLC or Goldman Sachs Private Middle Market Credit LLC, together with its consolidated subsidiaries, as the context may require. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refer to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company that has been focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through March 31, 2024, we originated approximately $2.33 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We have sought to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2023.

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

Leverage

The revolving credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the "JPM Revolving Credit Facility"), allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of March 31, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility) was 1,541% and 726%. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as the Company, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the "Board of Directors" or the "Board") of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$340.87	$323.99	$337.58	$322.42
First Lien/Last-Out Unitranche	67.26	65.31	67.23	64.84
Second Lien/Senior Secured Debt	38.00	28.49	62.23	52.75
Unsecured Debt	19.31	14.58	19.18	19.34
Preferred Stock	6.33	3.17	6.33	3.09
Common Stock	4.59	3.35	6.49	5.88
Warrants	1.34	0.09	1.34	0.08
Total investments	$477.70	$438.98	$500.38	$468.40

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.7%	16.7%	12.8%	15.7%
First Lien/Last-Out Unitranche(2)(3)	13.2	14.8	13.2	15.0
Second Lien/Senior Secured Debt(2)	11.2	14.7	12.7	14.7
Unsecured Debt(2)	19.2	28.8	15.2	15.9
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	12.6%	16.4%	12.6%	15.2%

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

The increase in total portfolio yield at fair value was primarily driven by the exit fees and underperformance of Wine.com. Within First Lien/Senior Secured Debt, the increase in weighted average yield at fair value was primarily driven by the underperformance of Lithium Technologies, Inc. Within Second Lien/Senior Secured Debt, the decrease in weighted average yield at cost was primarily driven by the exit of Genesis Acquisition Co. Within Unsecured Debt, the increase in weighted average yield at cost and fair value was primarily driven by the exit fees and underperformance of Wine.com.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	March 31, 2024	December 31, 2023
Number of portfolio companies	18	19
Percentage of performing debt bearing a floating rate(1)	98.2%	98.3%
Percentage of performing debt bearing a fixed rate(1)(2)	1.8%	1.7%
Weighted average leverage (net debt/EBITDA)(3)	7.0x	6.5x
Weighted average interest coverage(3)	1.3x	1.3x
Median EBITDA(3)	$61.43 million	$61.92 million

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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of March 31, 2024 and December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 25.8% and 25.2%, of total debt investments at fair value.

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

	As of
	March 31, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$24.75	5.3%
Grade 2	309.23	70.4	308.80	65.9
Grade 3	127.54	29.1	131.01	28.0
Grade 4	2.21	0.5	3.84	0.8
Total Investments	$438.98	100.0%	$468.40	100.0%

The decrease in investments with a grade 1 investment performance rating was driven by the exit of an investment with an aggregate fair value of $24.75 million during the quarter.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2024		December 31, 2023
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$464.29	97.2%	$486.97	97.3%
Non-accrual	13.41	2.8	13.41	2.7
Total Investments	$477.70	100.0%	$500.38	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$2.05	$—
Total	$2.05	$—
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$0.63	$1.01
First Lien/Last-Out Unitranche	0.04	0.04
Second Lien/Senior Secured Debt	24.87	—
Common Stock	2.50	—
Total	$28.04	$1.05
Net increase (decrease) in portfolio	$(25.99)	$(1.05)
Number of existing portfolio companies with new investment commitments	1	—
Total new investment commitment amount in existing portfolio companies	$2.05	$—
Weighted average remaining term for new investment commitments (in years)(2)	1.0	—
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	N/A
Percentage of new debt investment commitments at cost for fixed interest rates	0.0%	N/A
Weighted average yield on new debt and income producing investment commitments(3)	8.6%	N/A
Weighted average yield on new investment commitments(4)	8.6%	N/A
Weighted average yield on debt and income producing investments sold or repaid(5)	14.4%	10.9%
Weighted average yield on investments sold or repaid(6)	13.1%	10.9%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Total investment income	$16.37	$17.43
Net expenses	4.33	6.22
Net investment income	12.04	11.21
Net realized gain (loss) on investments	0.60	(29.09)
Net unrealized appreciation (depreciation) on investments	(6.73)	25.08
Net realized and unrealized gain (losses) on forward contracts, translations and transactions	0.63	(0.34)
Income tax (provision) benefit, realized and unrealized gain/loss	(0.03)	0.02
Net increase (decrease) in Members’ Capital from operations	$6.51	$6.88

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Interest	$13.20	$15.70
Payment-in-kind	2.51	0.97
Dividend income	0.51	0.68
Other income	0.15	0.08
Total investment income	$16.37	$17.43

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, decreased from $15.70 million for the three months ended March 31, 2023 to $13.20 million for the three months ended March 31, 2024, primarily due to a decrease in the size of our portfolio as the Company continues to wind down.
•
PIK income from investments increased from $0.97 million for the three months ended March 31, 2023 to $2.51 million for the three months ended March 31, 2024, primarily due to the increase in the number of investments earning PIK income.

Expenses

Our expenses were as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Interest and other debt expenses	$1.06	$2.91
Management fees	1.53	1.51
Incentive fees	1.15	1.21
Professional fees	0.25	0.27
Directors’ fees	0.05	0.05
Other general and administrative expenses	0.29	0.27
Total expenses	$4.33	$6.22

In the table above:

•
Interest and other debt expenses decreased from $2.91 million for the three months ended March 31, 2023 to $1.06 million for the three months ended March 31, 2024. The decrease was primarily driven by the decrease in average daily borrowings under the JPM Revolving Credit Facility as the Company continues to wind down.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(in millions)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	$0.53	$—
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	0.07	—
Other, net (1)	—	—
National Spine and Pain Centers, LLC	—	(29.09)
Net realized gain (loss)	$0.60	$(29.09)

(1) Amount rounds to less than $0.01

For the three months ended March 31, 2024, net realized gains were primarily driven by the exit of our common stock positions in Collaborative Imaging Holdco, LLC.

For the three months ended March 31, 2023, net realized losses were primarily driven by the exit of our investments in one portfolio company. In February 2023, we fully exited our second lien debt investment and common stock investment in National Spine and Pain Centers, LLC, which resulted in a realized loss of $29.09 million.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Unrealized appreciation	$1.98	$30.43
Unrealized depreciation	(8.71)	(5.35)
Net change in unrealized appreciation (depreciation) on investments	$(6.73)	$25.08

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended March 31, 2024
($ in millions)
Portfolio Company:
Acuity Specialty Products, Inc. (dba Zep Inc.)	0.61
Doxim, Inc.	0.44
Xactly Corporation	0.38
Chase Industries, Inc. (dba Senneca Holdings)	0.19
VRC Companies, LLC (dba Vital Records Control)	0.15
Other, net(1)	(0.34)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	(0.39)
Diligent Corporation	(0.61)
Lithium Technologies, Inc.	(1.01)
SPay, Inc. (dba Stack Sports)	(1.26)
Wine.com, Inc.	(4.89)
Total	$(6.73)

(1)
Includes gross unrealized appreciation of $0.20 million and gross unrealized depreciation of ($0.54) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2024 was primarily driven by the financial underperformance of Wine.com, Inc., Spay, Inc. (dba Stack Sports) and Lithium Technologies, Inc.

For the Three Months Ended March 31, 2023
($ in millions)
Portfolio Company:
National Spine and Pain Centers, LLC	$29.15
Yasso, Inc.	0.46
Diligent Corporation	0.30
Viant Medical Holdings, Inc.	0.18
Xactly Corporation	0.16
Vantage Mobility International, LLC	(0.32)
Other, net(1)	(0.56)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	(0.67)
Doxim, Inc.	(0.90)
Wine.com, LLC	(0.95)
Zep Inc.	(1.77)
Total	$25.08

(1)
Includes gross unrealized appreciation of $0.18 million and gross unrealized depreciation of $(0.74) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2023 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned exit of our second lien investment and common stock investment in National Spine and Pain Centers, LLC.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our Unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to the JPM Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility) was 1,541% and 726%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

We had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2024			December 31, 2023
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$60.36	95%	$1,097.43	$60.36	95%

We did not issue a capital drawdown for the three months ended March 31, 2024.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2024:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Revolving Credit Facility(1)	$26.86	$26.86	$—	$—	$—

(1)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2024, the Company had outstanding borrowings denominated in USD of $0.00 million and in Euros of EUR 24.90 million.

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

The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2024, the total commitments under the JPM Revolving Credit Facility were $29.03 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by November 21, 2024.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2024	December 31, 2023
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$7.93	$7.74
Total	$7.93	$7.74

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

RECENT DEVELOPMENTS

We will pay a distribution equal to an amount up to our taxable earnings per unit, including net investment income (if positive) for the period from April 1, 2024 through June 30, 2024, payable on or about July 29, 2024 to Unitholders of record as of July 2, 2024.

In March 2024, the SEC adopted final rules requiring registrants to provide certain climate-related disclosures to the extent they are material. These rules require certain disclosures related to severe weather events and other natural conditions in notes to audited financial statements. These disclosures are required to be phased-in over multiple years beginning with fiscal year 2025 for large accelerated filers followed by other filers. However, in April, 2024, the SEC stayed the implementation of these rules, pending the outcome of litigation challenging the rules.

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

As of March 31, 2024 and December 31, 2023, on a fair value basis, approximately 1.8% and 1.7%, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 98.2% and 98.3%, of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2024 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2024 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$10.53	$(0.61)	$9.92
Up 200 basis points	7.02	(0.40)	6.62
Up 100 basis points	3.51	(0.20)	3.31
Up 75 basis points	2.63	(0.15)	2.48
Up 50 basis points	1.76	(0.10)	1.66
Up 25 basis points	0.88	(0.05)	0.83
Down 25 basis points	(0.88)	0.05	(0.83)
Down 50 basis points	(1.76)	0.10	(1.66)
Down 75 basis points	(2.63)	0.15	(2.48)
Down 100 basis points	(3.51)	0.20	(3.31)
Down 200 basis points	(7.02)	0.40	(6.62)
Down 300 basis points	(10.52)	0.61	(9.91)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be a party to certain legal proceedings, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 5, 2024. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Date: May 9, 2024	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: May 9, 2024	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: May 9, 2024	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)