Form 10-Q
period 2024-06-30
Goldman Sachs Private Middle Market Credit LLC
filed 2024-08-13
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 13, 2024, there were 10,687,877 units of the limited liability company’s common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

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
•
the impact of uncertainties relating to the 2024 U.S. presidential election;
•
the effect of global climate change on our portfolio companies;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $401,675 and $495,130)	$329,495	$462,522
Non-controlled affiliated investments (cost of $3,354 and $5,254)	3,354	5,880
Total investments, at fair value (amortized cost of $405,029 and $500,384)	$332,849	$468,402
Investments in affiliated money market fund (cost of $71,945 and $53,866)	71,945	53,866
Cash	13,309	11,340
Interest and dividends receivable	5,990	8,126
Deferred financing costs	—	619
Other assets	129	291
Total assets	$424,222	$542,644
Liabilities
Debt	$—	$63,082
Interest and other debt expenses payable	—	1,339
Management fees payable	1,450	1,538
Incentive fees payable	54,170	56,836
Distribution payable	—	13,579
Unrealized depreciation on foreign currency forward contracts	108	178
Accrued expenses and other liabilities	835	758
Total liabilities	$56,563	$137,310
Commitments and contingencies (Note 8)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (10,687,877 and 10,687,877 units issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	538,447	548,420
Distributable earnings (loss)	(170,788)	(143,086)
Total members’ capital	$367,659	$405,334
Total liabilities and members’ capital	$424,222	$542,644
Net asset value per unit	$34.40	$37.92

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$9,423	$16,273	$22,625	$31,973
Payment-in-kind income	2,214	914	4,725	1,887
Other income	34	37	186	116
From non-controlled affiliated investments:
Dividend income	468	707	975	1,384
Total investment income	$12,139	$17,931	$28,511	$35,360
Expenses:
Interest and other debt expenses	$645	$2,802	$1,708	$5,714
Management fees	1,450	1,550	2,976	3,061
Incentive fees	(3,815)	2,156	(2,666)	3,370
Professional fees	277	181	528	449
Administration and custodian fees	136	137	277	291
Directors’ fees	55	51	105	101
Other general and administrative expenses	113	91	264	199
Total expenses	$(1,139)	$6,968	$3,192	$13,185
Net investment income	$13,278	$10,963	$25,319	$22,175
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(1,966)	$(4)	$(1,971)	$(29,094)
Non-controlled affiliated investments	—	—	605	—
Foreign currency and other transactions	2,660	9	2,648	66
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(33,469)	1,258	(39,572)	26,759
Non-controlled affiliated investments	—	91	(626)	(327)
Foreign currency forward contracts	20	(15)	70	(23)
Foreign currency translations	(2,153)	(176)	(1,562)	(567)
Net realized and unrealized gains (losses)	$(34,908)	$1,163	$(40,408)	$(3,186)
(Provision) benefit for taxes on realized gain/loss on investments	$(203)	$—	$(203)	$—
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	213	89	$185	$107
Net increase (decrease) in members’ capital from operations	$(21,620)	$12,215	$(15,107)	$19,096
Weighted average units outstanding	10,687,877	10,687,877	10,687,877	10,687,877
Basic and diluted net investment income per unit	$1.24	$1.03	$2.37	$2.07
Basic and diluted earnings per unit	$(2.02)	$1.14	$(1.41)	$1.79

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Members’ capital at beginning of period	$411,847	$410,492	$405,334	$403,611
Increase (decrease) in members’ capital from operations:
Net investment income	$13,278	$10,963	$25,319	$22,175
Net realized gain (loss)	694	5	1,282	(29,028)
Net change in unrealized appreciation (depreciation)	(35,602)	1,158	(41,690)	25,842
(Provision) benefit for taxes on realized gain/loss on investments	(203)	—	(203)	—
(Provision) benefit for unrealized appreciation/depreciation on investments	213	89	185	107
Net increase (decrease) in members’ capital from operations	$(21,620)	$12,215	$(15,107)	$19,096
Distributions to unitholders from:
Return of capital	$(9,973)	$—	$(9,973)	$—
Distributable earnings	(12,595)	—	(12,595)	—
Total distributions to unitholders	$(22,568)	$—	$(22,568)	$—
Total increase (decrease) in members’ capital	$(44,188)	$12,215	$(37,675)	$19,096
Members’ capital at end of period	$367,659	$422,707	$367,659	$422,707
Distributions per unit	$2.11	$—	$2.11	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023

Cash flows from operating activities:
Net increase (decrease) in members’ capital from operations:	$(15,107)	$19,096
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(2,223)	(4,637)
Payment-in-kind interest capitalized	(4,924)	(1,484)
Investments in affiliated money market fund, net	(18,079)	3,725
Proceeds from sales of investments and principal repayments	102,333	7,190
Net realized (gain) loss	1,366	29,094
Net change in unrealized (appreciation) depreciation on investments	40,198	(26,432)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(43)	80
Amortization of premium and accretion of discount, net	(1,197)	(1,222)
Amortization of deferred financing costs	619	571
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	2,136	1,023
(Increase) decrease in other assets	162	(114)
Increase (decrease) in interest and other debt expenses payable	(1,339)	(5)
(Decrease) increase in management fees payable	(88)	21
Increase in incentive fees payable	(2,666)	3,370
Increase (decrease) in accrued expenses and other liabilities	77	(14)
Net cash provided by operating activities	$101,225	$30,262
Cash flows from financing activities:
Distributions paid	$(36,147)	$—
Financing costs paid	—	(314)
Repayments of debt	(63,082)	(25,483)
Net cash provided by (used for) financing activities	$(99,229)	$(25,797)
Net increase in cash	1,996	4,465
Effect of foreign exchange rate changes on cash and cash equivalents	(27)	(57)
Cash, beginning of period	11,340	10,001
Cash, end of period	$13,309	$14,409
Supplemental and non-cash activities
Interest expense paid	$2,380	$5,098
Exchange of investments	$2,053	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of June 30, 2024

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 88.71%
Canada - 3.61%
1st Lien/Last-Out Unitranche (5) - 3.61%
Doxim, Inc.	Financial Services	12.44%	S + 7.00%	06/01/26	$5,768	$5,708	$5,552	(6) (7)
Doxim, Inc.	Financial Services	13.44%	S + 8.00%	06/01/26	4,519	4,470	4,429	(6) (7)
Doxim, Inc.	Financial Services	13.44%	S + 8.00%	06/01/26	3,356	3,322	3,289	(6) (7)
Total 1st Lien/Last-Out Unitranche						13,500	13,270
Total Canada						$13,500	$13,270
United States - 85.10%
1st Lien/Senior Secured Debt - 60.14%
Acuity Specialty Products, Inc. (dba Zep Inc.)	Chemicals	9.33%	S + 4.00%	10/02/28	$34,703	$34,703	$34,009	(6) (7)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	11.09%	S + 5.50%	06/29/27	15,064	14,937	14,914	(6) (7)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.50%	06/29/27	443	(3)	(4)	(6) (7) (8)
CorePower Yoga LLC	Diversified Consumer Services	11.34%	S + 6.00% (Incl. 1.25% PIK)	05/14/25	17,198	17,143	15,134	(6) (7)
CorePower Yoga LLC	Diversified Consumer Services		S + 6.00% (Incl. 1.25% PIK)	05/14/25	1,070	(3)	(128)	(6) (7) (8)
Picture Head Midco LLC	Entertainment	13.09%	S + 7.50% (Incl. 0.75% PIK)	12/31/24	28,423	28,361	25,580	(6) (7) (9)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	11.71%	S + 6.25%	07/02/25	18,723	18,656	18,630	(6)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	Household Products	14.21%	S + 8.75%	09/21/26	24,899	24,483	19,919	(6) (7)
Lithium Technologies, Inc.	Interactive Media & Services		S + 9.00% (Incl. 4.50% PIK)	01/03/25	64,778	64,001	32,389	(6) (7) (10)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.73%	S + 9.25% (Incl. 3.50% PIK)	06/15/26	21,199	21,430	18,019	(6) (7) (9)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.73%	S + 9.25% (Incl. 3.50% PIK)	06/15/26	1,547	1,540	1,315	(6) (7)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.72%	S + 9.25% (Incl. 3.50% PIK)	06/15/26	774	784	658	(6) (7) (9)
Xactly Corporation	IT Services	12.70%	S + 7.25%	07/31/25	40,879	40,638	40,674	(6) (7)
Xactly Corporation	IT Services		S + 7.25%	07/31/25	2,554	(14)	(13)	(6) (7) (8)
Total 1st Lien/Senior Secured Debt						266,656	221,096

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (5) - 14.14%
Doxim, Inc.	Financial Services	11.84%	S + 6.40%	06/01/26	$30,617	$30,337	$29,316	(6) (7)
Doxim, Inc.	Financial Services	11.83%	S + 6.40%	06/01/26	23,681	23,466	22,674	(6) (7)
Total 1st Lien/Last-Out Unitranche						53,803	51,990
2nd Lien/Senior Secured Debt - 8.66%
Wine.com, LLC	Beverages	17.60%	S + 12.00% PIK	04/03/27	$6,497	$6,797	$6,984	(6) (7)
Wine.com, LLC	Beverages	17.32%	S + 12.00% PIK	04/03/27	1,918	1,055	3,021	(6) (7) (8)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			05/11/26	16,405	—	—	(6) (7) (11)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	11/11/25	12,850	11,531	1,928	(6) (7) (10)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	14.48%	S + 9.00%	11/15/24	20,000	19,912	19,900	(7)
Total 2nd Lien/Senior Secured Debt						39,295	31,833
Unsecured Debt -2.16%
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	$8,969	$—	$—	(6) (7) (10)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	6,760	9,488	—	(6) (7) (10)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	5,173	1,881	—	(6) (7) (10)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	14.25%	14.25% PIK	12/21/24	8,156	8,153	7,952	(7) (9)
Total Unsecured Debt						19,522	7,952
Total United States						$379,276	$312,871
Total Debt Investments						$392,776	$326,141

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate(3)	Initial Acquisition Date(13)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 1.82%
United States - 1.82%
Common Stock - 0.91%
Elah Holdings, Inc.	Capital Markets		05/09/18	69,386	$3,354	$3,354	(6) (7) (11) (12)
Country Fresh Holding Company Inc.	Food Products		04/29/19	986	1,232	—	(6) (7) (11)
Total Common Stock					4,586	3,354
Preferred Stock - 0.89%
Wine.com, LLC	Beverages		11/14/18	337,425	$2,900	$—	(6) (7) (11)
Wine.com, LLC	Beverages		03/03/21	78,199	1,933	—	(6) (7) (11)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products		12/22/16	1,600	1,496	3,258	(7) (11)
Total Preferred Stock					6,329	3,258
Warrants - 0.02%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	2,974	$1,096	$—	(6) (7) (11)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	311	115	—	(6) (7) (11)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	62	23	—	(6) (7) (11)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products		12/22/16	44	104	96	(7) (11)
Total Warrants					1,338	96
Total United States					$12,253	$6,708
Total Equity Securities					$12,253	$6,708
Total Investments - 90.53%					$405,029	$332,849
Investments in Affiliated Money Market Fund - 19.57%
United States - 19.57%
Goldman Sachs Financial Square Government Fund - Institutional Shares				71,945,162	$71,945	$71,945	(14) (15)
Total United States					$71,945	$71,945
Total Investments in Affiliated Money Market Fund					$71,945	$71,945
Total Investments and Investments in Affiliated Money Market Fund - 110.10%					$476,974	$404,794

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit LLC

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments".
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the SOFR including SOFR adjustment, if any, ("S") at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of June 30, 2024, 1 month S was 5.34% and 3 month S was 5.32%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2024.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, or Euros ("EUR").
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
(9)
The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies".
(10)
The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(11)
Non-income producing security.
(12)
As defined in the Investment Company Act of 1940, as amended (the "Investment Company Act"), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.
(13)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of June 30, 2024, the aggregate fair value of these securities is $6,708 or 1.82% of the Company's net assets. The initial acquisition dates have been included for such securities.
(14)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(15)
The annualized seven-day yield as of June 30, 2024 is 5.21%.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on March 5, 2024. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Accelerated amortization of upfront loan origination fees and unamortized discounts	$337	$1	$628	$10

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2024, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 21.5% and 10.3% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively. As of December 31, 2023, the Company had certain investments held in two portfolio companies on non-accrual status, which represented 2.7% and 0.8% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively.

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2024 and December 31, 2023, the Company held an aggregate cash balance of $13,309 and $11,340. Foreign currency of $0 and $2,455 (acquisition cost of $0 and $2,428) is included in cash as of June 30, 2024 and December 31, 2023.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of, and amendments to, the JPM Revolving Credit Facility. These costs were amortized using the straight-line method over the term of the JPM Revolving Credit Facility. Deferred financing costs related to the JPM Revolving Credit Facility were presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.

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

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires additional disaggregation of income taxes paid, specific rate reconciliation categories, and disaggregation within those categories if a defined quantitative threshold is met. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

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

For the three and six months ended June 30, 2024, Management Fees amounted to $1,450 and $2,976. As of June 30, 2024, $1,450 remained payable. For the three and six months ended June 30, 2023, Management Fees amounted to $1,550 and $3,061.

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

For the three and six months ended June 30, 2024, the Company accrued unvested Incentive Fees of $(3,815) and $(2,666). As of June 30, 2024, $54,170 was payable in accordance with the terms of the Investment Advisory Agreement. For the three and six months ended June 30, 2023, the Company accrued unvested Incentive Fees of $2,156 and $3,370.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and six months ended June 30, 2024 and 2023, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $136 and $277. As of June 30, 2024, $142 remained payable. For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $137 and $291.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $22 and $45. As of June 30, 2024, $20 remained payable. For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $19 and $37.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$53,866	$144,918	$(126,839)	$—	$—	$71,945	$923
Collaborative Imaging, LLC (dba Texas Radiology Associates)	2,526	—	(2,505)	605	(626)	—	52
Elah Holdings, Inc.	3,354	—	—	—	—	3,354	—
Total Non-Controlled Affiliates	$59,746	$144,918	$(129,344)	$605	$(626)	$75,299	$975
For the Year Ended December 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$62,374	$211,294	$(219,802)	$—	$—	$53,866	$2,666
Collaborative Imaging, LLC (dba Texas Radiology Associates)	3,019	—	—	—	(493)	2,526	166
Elah Holdings, Inc.	3,353	—	—	—	1	3,354	—
Total Non-Controlled Affiliates	$68,746	$211,294	$(219,802)	$—	$(492)	$59,746	$2,832

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

Due To Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of June 30, 2024 and December 31, 2023, there were $49 and $19, respectively, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-Investment Activity

In certain circumstances, the Company can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which the Company expects to rely to co-invest alongside certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”), which may include proprietary accounts of Goldman Sachs, in a manner consistent with the Company's investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (as amended, the “Relief”). On June 25, 2024, the SEC granted an amendment to the Relief, which permits the Company to participate in follow-on investments in the Company’s existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, have an investment in such existing portfolio company. Additionally, if the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. The Goldman Sachs Asset Management Private Credit Team is composed of investment professionals dedicated to the Company’s investment strategy and to other funds that share a similar investment strategy with the Company. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments. The team works together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s Unitholders and do not involve overreaching in respect of the Company or its Unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s Unitholders and is consistent with the then-current investment objectives and strategies of the Company.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2024		December 31, 2023
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$266,656	$221,096	$337,585	$322,421
1st Lien/Last-Out Unitranche	67,303	65,260	67,227	64,838
2nd Lien/Senior Secured Debt	39,295	31,833	62,233	52,753
Unsecured Debt	19,522	7,952	19,186	19,344
Preferred Stock	6,329	3,258	6,329	3,086
Common Stock	4,586	3,354	6,486	5,880
Warrants	1,338	96	1,338	80
Total	$405,029	$332,849	$500,384	$468,402

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	June 30, 2024		December 31, 2023
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Financial Services	19.6%	17.7%	19.1%	22.1%
Interactive Media & Services	15.7	14.2	17.0	19.6
IT Services	12.2	11.1	8.6	9.9
Chemicals	10.2	9.2	7.0	8.1
Food Products	9.4	8.5	6.6	7.7
Entertainment	7.7	7.0	5.8	6.8
Household Products	6.0	5.4	4.6	5.3
Health Care Equipment & Supplies	5.6	5.1	4.0	4.6
Commercial Services & Supplies	4.5	4.1	3.2	3.6
Diversified Consumer Services	4.5	4.1	3.1	3.6
Beverages	3.0	2.7	3.8	4.4
Capital Markets	1.0	0.9	0.7	0.8
Building Products	0.6	0.5	0.4	0.4
Professional Services	—	—	8.9	10.3
Transportation Infrastructure	—	—	6.7	7.8
Health Care Providers & Services	—	—	0.5	0.6
Total	100.0%	90.5%	100.0%	115.6%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2024	December 31, 2023
United States	96.0%	97.2%
Canada	4.0	2.8
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of June 30, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$170,077	Discounted cash flows	Discount Rate	8.3% - 36.0%	19.0%
	$32,389	Comparable multiples	EV/Revenue	—	1.9x
1st Lien/Last-Out Unitranche	$65,260	Discounted cash flows	Discount Rate	—	13.4%
2nd Lien/Senior Secured Debt	$29,905	Discounted cash flows	Discount Rate	11.6% - 17.2%	15.3%
	$1,928	Comparable multiples	EV/EBITDA(6)	—	8.5x
Unsecured Debt	$7,952	Discounted cash flows	Discount Rate	—	19.6%
Equity
Preferred Stock	$3,258	Comparable multiples	EV/EBITDA(6)	—	12.2x
Common Stock	$3,354	Discounted cash flows	Discount Rate	—	29.5%
Warrants	$96	Comparable multiples	EV/EBITDA(6)	—	12.2x

As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$303,646	Discounted cash flows	Discount Rate	8.8% - 23.6%	14.1%
1st Lien/Last-Out Unitranche	$64,838	Discounted cash flows	Discount Rate	—	12.6%
2nd Lien/Senior Secured Debt	$50,954	Discounted cash flows	Discount Rate	12.4% - 16.9%	13.4%
	$1,799	Comparable multiples	EV/EBITDA(6)	—	8.3x
Unsecured Debt	$13,641	Discounted cash flows	Discount Rate	17.1% - 20.3%	18.4%
	$5,703	Comparable multiples	EV/Revenue	—	0.4x
Equity
Preferred Stock	$3,086	Comparable multiples	EV/EBITDA(6)	—	11.0x
Common Stock	$5,880	Discounted cash flows	Discount Rate	16.8% - 29.7%	25.0%
Warrants	$80	Comparable multiples	EV/EBITDA(6)	—	11.0x

(1)
As of June 30, 2024, included within Level 3 assets of $314,219 is an amount of $0 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $273,194 or 88.8% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2024				December 31, 2023
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$18,630	$202,466	$221,096	$—	$18,775	$303,646	$322,421
1st Lien/Last-Out Unitranche	—	—	65,260	65,260	—	—	64,838	64,838
2nd Lien/Senior Secured Debt	—	—	31,833	31,833	—	—	52,753	52,753
Unsecured Debt	—	—	7,952	7,952	—	—	19,344	19,344
Preferred Stock	—	—	3,258	3,258	—	—	3,086	3,086
Common Stock	—	—	3,354	3,354	—	—	5,880	5,880
Warrants	—	—	96	96	—	—	80	80
Affiliated Money Market Fund	71,945	—	—	71,945	53,866	—	—	53,866
Total assets	$71,945	$18,630	$314,219	$404,794	$53,866	$18,775	$449,627	$522,268
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$(108)	$—	$(108)	$—	$(178)	$—	$(178)

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2024
1st Lien/Senior Secured Debt	$303,646	$7,088	$(1,971)	$(30,317)	$(76,841)	$861	$—	$—	$202,466	$(31,558)
1st Lien/Last-Out Unitranche	64,838	—	—	346	(71)	147	—	—	65,260	346
2nd Lien/Senior Secured Debt	52,753	1,574	—	2,018	(24,871)	359	—	—	31,833	2,194
Unsecured Debt	19,344	538	—	(11,728)	—	(202)	—	—	7,952	(11,728)
Preferred Stock	3,086	—	—	172	—	—	—	—	3,258	172
Common Stock	5,880	—	605	(626)	(2,505)	—	—	—	3,354	—
Warrants	80	—	—	16	—	—	—	—	96	16
Total assets	$449,627	$9,200	$(1,366)	$(40,119)	$(104,288)	$1,165	$—	$—	$314,219	$(40,558)
For the Six Months Ended June 30, 2023
1st Lien/Senior Secured Debt	$294,059	$6,283	$(8)	$(3,051)	$(6,951)	$711	$—	$—	$291,043	$(3,050)
1st Lien/Last-Out Unitranche	64,320	—	—	(337)	(71)	200	—	—	64,112	(337)
2nd Lien/Senior Secured Debt	67,361	(162)	(28,186)	28,752	(70)	164	—	—	67,859	496
Unsecured Debt	6,996	—	—	(8)	—	8	—	—	6,996	(8)
Preferred Stock	5,305	—	—	(1,287)	—	—	—	—	4,018	(1,287)
Common Stock	8,816	—	(900)	2,620	—	—	—	—	10,536	1,720
Warrants	90	—	—	(41)	—	—	—	—	49	(41)
Total assets	$446,947	$6,121	$(29,094)	$26,648	$(7,092)	$1,083	$—	$—	$444,613	$(2,507)

(1)
Purchases may include PIK, capitalized fees, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2024 and December 31, 2023, approximates its carrying value because the JPM Revolving Credit Facility has variable interest based on selected short-term rates.

6. DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of June 30, 2024, the JPM Revolving Credit Facility had been fully repaid and was terminated, and as a result, there were no senior securities outstanding. As of December 31, 2023, the Company's asset coverage ratio based on the aggregate amount outstanding of senior securities (which included the JPM Revolving Credit Facility prior to its termination) was 726%.

The Company’s outstanding debt was as follows:

	June 30, 2024			December 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Revolving Credit Facility(1)	$—	$—	$—	$64,630	$—	$63,082

(1)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2024, the Company had no borrowings outstanding. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $35,593 and in Euros of EUR 24,900.

The weighted average interest rates of the aggregate borrowings outstanding for the six months ended June 30, 2024 was 7.96% and for the year ended December 31, 2023 was 8.10%. The weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2024 was $27,125 and for the year ended December 31, 2023 was $109,240.

JPM Revolving Credit Facility

On November 21, 2017, SPV entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, collateral administrator, bank and securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company also acts as the Company’s transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian. The Company amended the JPM Revolving Credit Facility on numerous occasions between August 17, 2018 and May 10, 2023. Effective May 31, 2024, the JPM Revolving Credit Facility was terminated and SPV was released from its obligations to the lenders.

Borrowings under the JPM Revolving Credit Facility bore interest (at SPV's election) at a per annum rate equal to either (x) the three-month Term SOFR (or other listed offered rate, depending upon the currency of borrowing) in effect and (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%; and, with respect to advances denominated in a currency other than USD, the annual rate of interest announced by JPM as being the reference rate then in effect for determining interest rates on commercial loans made in the applicable jurisdiction of such currency, in all cases, plus the applicable margin. The applicable margin was 3.50% per annum. SPV initially paid a commitment fee of 1.00% per annum (or 0.50% per annum during the first nine months from the date the JPM Revolving Credit Facility was entered into) on the average daily unused amount of the financing commitments until the third anniversary of the JPM Revolving Credit Facility.

The JPM Revolving Credit Facility was a multicurrency facility. As of June 30, 2024, the total commitments under the JPM Revolving Credit Facility were $0. All amounts outstanding under the JPM Revolving Credit Facility were fully repaid on May 8, 2024.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility were secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility were non-recourse to the Company, and the Company’s exposure under the JPM Revolving Credit Facility was limited to the value of the Company’s investment in SPV.

In connection with the JPM Revolving Credit Facility, SPV made certain customary representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolving Credit Facility contained customary events of default for similar financing transactions, including if a change of control of SPV occurred or if the Company was no longer the portfolio manager of SPV. Upon the occurrence and during the continuation of an event of default, JPM may have declared the outstanding advances and all other obligations under the JPM Revolving Credit Facility immediately due and payable.

Costs of $8,557 were incurred in connection with obtaining and amending the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition, which have been amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of June 30, 2024 and December 31, 2023, outstanding deferred financing costs were $0 and $619.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$204	$2,543	$1,074	$5,101
Facility fees	(5)	19	15	42
Amortization of financing costs	446	240	619	571
Total	$645	$2,802	$1,708	$5,714
Weighted average interest rate	7.53%	8.10%	7.96%	7.83%
Average outstanding balance	$10,858	$125,976	$27,125	$131,362

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

For the three and six months ended June 30, 2024, the Company’s average USD notional exposure to foreign currency forward contracts was $1,712 and $1,712 and for the three and six months ended June 2023, the Company’s average USD notional exposure to foreign currency forward contracts was $1,712 and $1,712.

The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Financial Condition, all of which are with Bank of America, N.A., was as follows:

	June 30, 2024	December 31, 2023
Gross Amount of Assets	$—	$—
Gross Amount of Liabilities	(108)	(178)
Net Amount of Assets or (Liabilities)	$(108)	$(178)
Collateral (Received) Pledged (1)	—	—
Net Amounts (2)	$(108)	$(178)

(1)
Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	20	(15)	70	(23)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$20	$(15)	$70	$(23)

8. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2024			December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,097,430	$60,359	95%	$1,097,430	$60,359	95%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of June 30, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	June 30, 2024	December 31, 2023
1st Lien/Senior Secured Debt
CorePower Yoga LLC	$1,071	$1,071
Diligent Corporation	—	874
Internet Truckstop Group, LLC (dba Truckstop)	—	2,800
VRC Companies, LLC (dba Vital Records Control)	443	443
Xactly Corporation	2,554	2,554
Total 1st Lien/Senior Secured Debt	$4,068	$7,742
2nd Lien/Senior Secured Debt
Wine.com, LLC	$863	$—
Total 2nd Lien/Senior Secured Debt	$863	$—
Total	$4,931	$7,742

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

9. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the three and six months ended June 30, 2024 and 2023.

Distributions

The following table reflects the distributions declared on the Company’s common Units for the three and six months ended June 30, 2024.

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Six Months Ended June 30, 2024
February 27, 2024	April 2, 2024	May 8, 2024	$2.11	(1)
May 1, 2024	July 2, 2024	August 5, 2024	$9.00	(2)

(1) $0.93 is considered a return of capital distribution.

(2) $8.12 is considered a return of capital distribution.

The Company did not declare a distribution for the three and six months ended June 30, 2023.

10. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net increase (decrease) in Members’ Capital from operations	$(21,620)	$12,215	$(15,107)	$19,096
Weighted average Units outstanding	10,687,877	10,687,877	10,687,877	10,687,877
Basic and diluted earnings (loss) per unit	$(2.02)	$1.14	$(1.41)	$1.79

Diluted earnings (loss) per unit equal basic earnings (loss) per unit because there were no common unit equivalents outstanding during the period presented.

11. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Per Unit Data:(1)
NAV, beginning of period	$37.92	$37.76
Net investment income	2.37	2.07
Net realized and unrealized gains (losses)(2)	(3.78)	(0.29)
Income tax provision, realized and unrealized gains	—	0.01
Net increase (decrease) in Members' Capital from operations(2)	(1.41)	1.79
Distributions recorded:
From return of capital	(0.93)	—
From net investment income	(1.18)	—
Total distributions recorded	(2.11)	—
Total increase (decrease) in Members' Capital	(3.52)	1.79
NAV, end of period	$34.40	$39.55
Units outstanding, end of period	10,687,877	10,687,877
Weighted average units outstanding	10,687,877	10,687,877
Total return based on NAV(3)	(3.72)%	4.74%
Supplemental Data/Ratio(4):
Members’ Capital, end of period	$367,659	$422,707
Ratio of expenses (without incentive fees and interest and other debt expenses) to average Members’ Capital	2.09%	2.00%
Ratio of interest and other debt expenses to average Members’ Capital	0.86%	2.80%
Ratio of incentive fees to average Members’ Capital	(0.67)%	0.82%
Ratio of total expenses to average Members’ Capital	2.28%	5.62%
Ratio of net investment income to average Members’ Capital	12.09%	11.69%
Portfolio turnover	1%	1%

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

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period July 1, 2024 through September 30, 2024, payable on or about October 29, 2024 to Unitholders of record as of October 2, 2024.

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

OVERVIEW

We are a specialty finance company that has been focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through June 30, 2024, we originated approximately $2.33 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We have sought to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Leverage

We may borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of June 30, 2024, the JPM Revolving Credit Facility had been fully repaid and was terminated, and as a result, there were no senior securities outstanding. As of December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which included the JPM Revolving Credit Facility prior to its termination) was 726%. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as us, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the "Board of Directors" or the "Board") of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$266.66	$221.10	$337.58	$322.42
First Lien/Last-Out Unitranche	67.30	65.26	67.23	64.84
Second Lien/Senior Secured Debt	39.29	31.83	62.23	52.75
Unsecured Debt	19.52	7.95	19.18	19.34
Preferred Stock	6.33	3.26	6.33	3.09
Common Stock	4.59	3.35	6.49	5.88
Warrants	1.34	0.10	1.34	0.08
Total investments	$405.03	$332.85	$500.38	$468.40

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.8%	16.6%	12.8%	15.7%
First Lien/Last-Out Unitranche(2)(3)	13.2	15.1	13.2	15.0
Second Lien/Senior Secured Debt(2)	12.2	14.8	12.7	14.7
Unsecured Debt(2)	5.6	18.6	15.2	15.9
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	10.1%	15.9%	12.6%	15.2%

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

The decrease in total portfolio yield at cost was primarily driven by Lithium Technologies, Inc. and Wine.com being placed on non-accrual status. Within First Lien/Senior Secured Debt, the decrease in weighted average yield at cost was primarily driven by Lithium Technologies, Inc. being placed on non-accrual status. Within Unsecured Debt, the decrease in weighted average yield at cost and increase in fair value was primarily driven by Wine.com being placed on non-accrual status and its underperformance.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	June 30, 2024	December 31, 2023
Number of portfolio companies	15	19
Percentage of performing debt bearing a floating rate(1)	97.3%	98.3%
Percentage of performing debt bearing a fixed rate(1)(2)	2.7%	1.7%
Weighted average leverage (net debt/EBITDA)(3)	6.6x	6.5x
Weighted average interest coverage(3)	1.3x	1.3x
Median EBITDA(3)	$61.73 million	$61.92 million

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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of June 30, 2024 and December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 13.0% and 25.2%, of total debt investments at fair value.

Our Investment Adviser, monitors on an ongoing basis, the financial trends of each portfolio company to determine if it is meeting its respective business plan and to assess the appropriate course of action for each portfolio company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following: (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in Board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.

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

	As of
	June 30, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$24.75	5.3%
Grade 2	233.61	70.2	308.80	65.9
Grade 3	64.92	19.5	131.01	28.0
Grade 4	34.32	10.3	3.84	0.8
Total Investments	$332.85	100.0%	$468.40	100.0%

The decrease in investments with a grade 1 investment performance rating was driven by the exit of an investment with an aggregate fair value of $24.75 million. The increase in investments with a grade 4 investment performance rating was driven by investments with an aggregate fair value of $32.39 million being downgraded from grade 3 investment performance rating due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2024		December 31, 2023
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$318.13	78.5%	$486.97	97.3%
Non-accrual	86.90	21.5	13.41	2.7
Total Investments	$405.03	100.0%	$500.38	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	June 30, 2024	June 30, 2023
	($ in millions)
Amount of investments committed at cost:
Second Lien/Senior Secured Debt	$1.92	$—
Total	$1.92	$—
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$74.27	$0.43
First Lien/Last-Out Unitranche	0.04	0.04
Total	$74.31	$0.47
Net increase (decrease) in portfolio	$(72.39)	$(0.47)
Number of existing portfolio companies with new investment commitments	1	—
Total new investment commitment amount in existing portfolio companies	$1.92	$—
Weighted average remaining term for new investment commitments (in years)(2)	2.8	—
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	N/A
Percentage of new debt investment commitments at cost for fixed interest rates	0.0%	N/A
Weighted average yield on new debt and income producing investment commitments(3)	17.3%	N/A
Weighted average yield on new investment commitments(4)	17.3%	N/A
Weighted average yield on debt and income producing investments sold or repaid(5)	10.5%	12.2%
Weighted average yield on investments sold or repaid(6)	10.5%	12.2%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Total investment income	$12.14	$17.93	$28.51	$35.36
Net expenses	(1.14)	6.97	3.19	13.19
Net investment income	13.28	10.96	25.32	22.17
Net realized gain (loss) on investments	(1.97)	—	(1.37)	(29.09)
Net unrealized appreciation (depreciation) on investments	(33.47)	1.35	(40.20)	26.43
Net realized and unrealized gain (losses) on forward contracts, translations and transactions	0.53	(0.18)	1.16	(0.52)
Income tax (provision) benefit, realized and unrealized gain/loss	0.01	0.09	(0.02)	0.11
Net increase (decrease) in Members’ Capital from operations	$(21.62)	$12.22	$(15.11)	$19.10

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Interest	$9.42	$16.27	$22.62	$31.97
Payment-in-kind	2.22	0.91	4.73	1.89
Dividend income	0.47	0.71	0.97	1.38
Other income	0.03	0.04	0.19	0.12
Total investment income	$12.14	$17.93	$28.51	$35.36

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, decreased from $16.27 million and $31.97 million for the three and six months ended June 30, 2023 to $9.42 million and $22.62 million for the three and six months ended June 30, 2024, primarily due to a decrease in the size of our portfolio as the Company continues to wind down.
•
PIK income from investments increased from $0.91 million and $1.89 million for the three and six months ended June 30, 2023 to $2.22 million and $4.73 million for the three and six months ended June 30, 2024, primarily due to the increase in the number of investments earning PIK income.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Interest and other debt expenses	$0.65	$2.80	$1.71	$5.72
Management fees	1.45	1.55	2.98	3.06
Incentive fees	(3.82)	2.16	(2.67)	3.37
Professional fees	0.28	0.18	0.53	0.45
Administration and custodian fees	0.14	0.14	0.28	0.29
Directors’ fees	0.05	0.05	0.10	0.10
Other general and administrative expenses	0.11	0.09	0.26	0.20
Total expenses	$(1.14)	$6.97	$3.19	$13.19

In the table above:

•
Interest and other debt expenses decreased from $2.80 million and $5.72 million for the three and six months ended June 30, 2023 to $0.65 million and $1.71 million for the three and six months ended June 30, 2024. The decrease was primarily driven by the decrease in average daily borrowings under the JPM Revolving Credit Facility as the Company continues to wind down. The JPM Revolving Credit Facility was fully repaid on May 8, 2024 and was terminated effective May 31, 2024.
•
Incentive fees decreased from $2.16 million and $3.37 million for the three and six months ended June 30, 2023 to $(3.82) million and $(2.67) million for the three months and six months ended June 30, 2024. The decrease was primarily driven by the decrease in pre-incentive results of operations from $14.38 million and $22.47 million for the three and six months ended June 30, 2023 to $(25.44) million and $(17.78) million for the three and six months ended June 30, 2024.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024		June 30, 2023
	(in millions)
Diligent Corporation	$(1.97)	—	$(1.97)		—
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	—	$—	0.53		—
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	—	—	0.07		—
Other, net	—	—	—	(1)	—
National Spine and Pain Centers, LLC	—	—	—		(29.09)
Net realized gain (loss)	$(1.97)	$—	$(1.37)		$(29.09)

(1) Amount rounds to less than $0.01.

For the six months ended June 30, 2024, net realized gains were primarily driven by the exit of all of our first lien debt investments in Diligent Corporation.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Unrealized appreciation	$3.47	$4.86	$4.56	$34.42
Unrealized depreciation	(36.94)	(3.51)	(44.76)	(7.99)
Net change in unrealized appreciation (depreciation) on investments	$(33.47)	$1.35	$(40.20)	$26.43

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
	($ in millions)
Portfolio Company:
Diligent Corporation	$1.74	$1.14
CorePower Yoga LLC	0.72	0.72
Acuity Specialty Products, Inc. (dba Zep Inc.)	0.70	1.31
Wine.com, LLC	0.21	0.21
VRC Companies, LLC (dba Vital Records Control)	0.07	0.21
Xactly Corporation	(0.06)	0.33
Doxim, Inc.	(0.09)	0.34
Other, net(1)	(0.17)	(0.59)
SPay, Inc. (dba Stack Sports)	(1.32)	(2.58)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	(1.64)	(1.70)
Picture Head Midco LLC	(1.77)	(1.83)
Wine.com, Inc.	(4.86)	(9.75)
Lithium Technologies, Inc.	(27.00)	(28.01)
Total	$(33.47)	$(40.20)

(1)
For the three and six months ended June 30, 2024, Other, net includes gross unrealized appreciation of $0.02 million and $0.29 million, respectively, and gross unrealized depreciation of $(0.19) million and $(0.88) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the three and six months ended June 30, 2024 was primarily driven by the financial underperformance of Lithium Technologies, Inc. and Wine.com, Inc., and was partially offset by reversal of unrealized depreciation in connection with aforementioned exit of our first lien investment in Diligent Corporation.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2024, the JPM Revolving Credit Facility had been fully repaid and was terminated, and as a result, there were no senior securities outstanding. As of December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which included the JPM Revolving Credit Facility prior to its termination) was 726%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

We had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2024			December 31, 2023
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,097.43	$60.36	95%	$1,097.43	$60.36	95%

We did not issue a capital drawdown for the six months ended June 30, 2024.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of June 30, 2024:

Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Revolving Credit Facility(1)	$—	$—	$—	$—	$—

(1)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2024, the Company had no borrowings outstanding. The JPM Revolving Credit Facility was fully repaid on May 8, 2024 and was terminated effective May 31, 2024.

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

Borrowings under the JPM Revolving Credit Facility bore interest (at SPV's election) at a per annum rate equal to either (x) the three-month Term SOFR (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%; and, with respect to advances denominated in a currency other than USD, the annual rate of interest announced by JPM as being the reference rate then in effect for determining interest rates on commercial loans made in the applicable jurisdiction of such currency, in all cases, plus the applicable margin. The applicable margin was 3.50% per annum. SPV initially paid a commitment fee of 1.00% per annum (or 0.50% per annum during the first nine months from the date the JPM Revolving Credit Facility was entered into) on the average daily unused amount of the financing commitments until the third anniversary of the JPM Revolving Credit Facility.

The JPM Revolving Credit Facility was a multicurrency facility. As of June 30, 2024, the total commitments under the JPM Revolving Credit Facility were $0.0 million. All amounts outstanding under the JPM Revolving Credit Facility were fully repaid on May 8, 2024.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility were secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility were non-recourse to us, and our exposure under the JPM Revolving Credit Facility was limited to the value of our investment in SPV. Effective May 31, 2024, the JPM Revolving Credit Facility was terminated and SPV was released from its obligations to the lenders.

In connection with the JPM Revolving Credit Facility, SPV made certain customary representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolving Credit Facility contained customary events of default for similar financing transactions, including if a change of control of SPV occurred or if we were no longer the portfolio manager of SPV. Upon the occurrence and during the continuation of an event of default, JPM may have declared the outstanding advances and all other obligations under the JPM Revolving Credit Facility immediately due and payable.

For further details, see Note 6 “Debt—JPM Revolving Credit Facility” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2024	December 31, 2023
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$4.07	$7.74
Second Lien/Senior Secured Debt	0.86	—
Total	$4.93	$7.74

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

RECENT DEVELOPMENTS

We will pay a distribution equal to an amount up to our taxable earnings per unit, including net investment income (if positive) for the period from July 1, 2024 through September 30, 2024, payable on or about October 29, 2024 to Unitholders of record as of October 2, 2024.

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

As of June 30, 2024 and December 31, 2023, on a fair value basis, approximately 2.7% and 1.7%, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 97.3% and 98.3%, of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bore interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2024 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2024 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$7.37	$—	$7.37
Up 200 basis points	4.91	—	4.91
Up 100 basis points	2.46	—	2.46
Up 75 basis points	1.84	—	1.84
Up 50 basis points	1.23	—	1.23
Up 25 basis points	0.61	—	0.61
Down 25 basis points	(0.61)	—	(0.61)
Down 50 basis points	(1.23)	—	(1.23)
Down 75 basis points	(1.84)	—	(1.84)
Down 100 basis points	(2.46)	—	(2.46)
Down 200 basis points	(4.91)	—	(4.91)
Down 300 basis points	(7.37)	—	(7.37)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT LLC

Date: August 13, 2024	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: August 13, 2024	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: August 13, 2024	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)