Form 10-K
period 2024-12-31
Silver Capital Holdings LLC
filed 2025-03-04
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01215

Silver Capital Holdings LLC

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

As of June 30, 2024, there was no established public market for the registrant’s limited liability company units. As of March 4, 2025, there were 14,884,897 of the limited liability company’s common units outstanding.

SILVER CAPITAL HOLDINGS LLC

Index to Annual Report on Form 10-K for

Year Ended December 31, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this annual report on Form 10-K, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this annual report on Form 10-K, because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
disruptions in the capital markets, market conditions, and general economic uncertainty;
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic;
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, the war between Russia and Ukraine and conflict in the Middle East;
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

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, references to “Company,” “we,” “us” and “our” mean Silver Capital Holdings LLC, together with its consolidated subsidiaries, or for the periods prior to December 17, 2024, Goldman Sachs Private Middle Market Credit LLC, together with its consolidated subsidiaries. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in many markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs BDC, Inc. ("GS BDC"), Goldman Sachs Private Middle Market Credit II LLC ("GS PMMC II"), Goldman Sachs Middle Market Lending Corp. II ("GS MMLC II"), Phillip Street Middle Market Lending Fund LLC ("PSLF"), Goldman Sachs Private Credit Corp. ("GS Credit") and West Bay BDC LLC (“West Bay”)), relationships and products, collectively, the “Accounts”).

On December 17, 2024, we completed our previously announced acquisition by Pantheon Silver Holdings LLC, a Delaware limited liability company (the “Buyer”), pursuant to the Agreement and Plan of Merger, dated as of October 31, 2024 (the “Merger Agreement”), by and among us, the Buyer, and Silver Merger Sub LLC, a wholly owned subsidiary of the Buyer (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub was merged with us, with us surviving as a wholly owned subsidiary of the Buyer (the “Merger”). In connection with the Merger, our name was changed to Silver Capital Holdings LLC, and the Buyer and another investor made additional investments in us, as described elsewhere in this annual report.

ITEM 1. BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through December 31, 2024, we originated approximately $2.34 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages.”

The Merger with Silver Merger Sub LLC and In-Kind Contribution

On December 17, 2024, we completed our previously announced acquisition by the Buyer, pursuant to the Merger Agreement, by and among us, the Buyer, and Merger Sub. Pursuant to the Merger Agreement, Merger Sub was merged with us, with us surviving as a wholly-owned subsidiary of the Buyer.

In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding common unit of limited liability company interest (a “Unit”), other than our Units held by us or the Buyer or any of their respective consolidated subsidiaries, was automatically converted into the right to receive an amount in cash equal to $24.05 per Unit. In addition, 6,365,622 Units were issued to the Buyer in the Merger, and 452 Units were issued to an additional investor, at a price of $22.12 per Unit.

In-Kind Contribution

At the effective time of the Merger, the Buyer contributed its wholly-owned subsidiary, Pantheon Silver LLC, a Delaware limited liability company (“Pantheon Silver”), to us in exchange for 8,394,088 Units at a price of $24.05 per Unit (the “In-Kind Contribution”). In addition, on December 17, 2024, following the effective time of the Merger and after giving effect to the contribution, Pantheon Silver merged with and into Goldman Sachs Private Middle Market Credit SPV II LLC, our wholly-owned subsidiary, with Goldman Sachs Private Middle Market Credit SPV II LLC surviving as our wholly-owned subsidiary.

For more information about the Merger, see Note 13 “The Merger and In-Kind Contribution” to our consolidated financial statements included in this report.

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

Investment Strategy

Our origination strategy focuses on leading the negotiation and structuring of the loans or securities in which we invest and holding the investments in our portfolio to maturity. In many cases we are the sole investor in the loan or security in our portfolio. Where there are multiple investors, we generally seek to control or obtain significant influence over the rights of investors in the loan or security. We generally seek to make investments that have maturities of three to ten years and investment size ranges from $10 million to $75 million, although we may make larger or smaller investments on occasion.

Investment Portfolio

Our portfolio (excluding our investment in a money market fund managed by an affiliate of GS Group Inc.) consisted of the following:

	December 31, 2024
	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$474.88	$419.99
First Lien/Last-Out Unitranche	144.13	142.22
Second Lien/Senior Secured Debt	20.47	16.94
Unsecured Debt	13.53	—
Preferred Stock	4.83	—
Common Stock	4.59	3.35
Warrants	1.23	—
Total investments	$663.66	$582.50

As of December 31, 2024, our portfolio consisted of investments in 32 portfolio companies across 21 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2024, were Financial Services, Hotels, Restaurants & Leisure, Wireless Telecommunication Services and Interactive Media & Services, which represented 14.4%, 10.5%, 7.8% and 7.8%, respectively, of our portfolio at fair value. The geographic composition of our portfolio at fair value as of December 31, 2024 was 100% invested in portfolio companies organized in the United States.

The weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund managed by an affiliate of GS Group Inc.), at amortized cost and fair value, was as follows:

	December 31, 2024
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.0%	21.5%
First Lien/Last-Out Unitranche(2)(3)	12.0	13.0
Second Lien/Senior Secured Debt(2)	11.0	11.0
Unsecured Debt(2)	—	—
Preferred Stock(4)	—	—
Common Stock(4)	—	—
Warrants(4)	—	—
Total Portfolio	10.1%	19.0%

(1)
The weighted average yield of our portfolio does not represent the total return to our Unitholders.
(2)
Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual status and non-income producing investments) at amortized cost or fair value, respectively.
(3)
The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.
(4)
Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual status and non-income producing investments) at amortized cost or fair value, respectively.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of GS Group Inc.):

December 31, 2024
Number of portfolio companies	32
Percentage of performing debt bearing a floating rate (1)	100.0%
Percentage of performing debt bearing a fixed rate (1) (2)	—%
Weighted average leverage (net debt/EBITDA)(3)	5.9x
Weighted average interest coverage(3)	1.9x
Median EBITDA(3)	$38.00 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 20.1% of total debt investments at fair value.

Corporate Structure and Private Offering

We were formed as a Delaware limited partnership on December 23, 2015 with the name Private Middle Market Credit LP and converted to a Delaware limited liability company on April 4, 2016, at which time our name was changed to Goldman Sachs Private Middle Market Credit LLC. On December 17, 2024, in connection with the completion of the Merger, our name was changed to Silver Capital Holdings LLC. We have elected to be regulated as a BDC under the Investment Company Act. In addition, we have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2016.

From May 6, 2016 (the “Initial Closing Date”) through May 5, 2017 (the “Final Closing Date”), we accepted subscription agreements from investors acquiring Units in our continuous private offering. Investors acquiring Units in the private offering each entered into a subscription agreement (a “Subscription Agreement”) pursuant to which the investor agreed to purchase Units for an aggregate purchase price equal to the portion of its requested capital commitment to us that we accepted (its “Commitment”). Each individual Unitholder holding Units is required to make capital contributions (up to the amount of their undrawn Commitment) to purchase Units in respect of its Commitment each time we deliver a drawdown notice, which will be delivered in respect of such Commitment at least five business days (as defined in Rule 14d-1 of the Exchange Act) prior to the required funding date (the “Drawdown Date”). New Units are issued on each Drawdown Date.

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

We held a limited number of closings subsequent to the Initial Closing Date. On November 1, 2016, our board of directors (the “Board of Directors” or the “Board”) approved an amended and restated LLC agreement (the “LLC Agreement”) and approved an extension of the final date on which we would accept Subscription Agreements to the Final Closing Date.

Unitholders are entitled to receive dividends or other distributions declared by the Board of Directors and are entitled to one vote for each Unit held on all matters submitted to a vote of the Unitholders.

As of the date indicated, we had aggregate Commitments and undrawn Commitments from investors as follows:

	December 31, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Units	$162.88	$19.09	88%

In addition, 6,365,622 Units were issued to the Buyer in the Merger, and 452 Units were issued to an additional investor, at a price of $22.12 per Unit at the effective time of the Merger. Additionally, at the effective time of the Merger, the Buyer contributed its wholly-owned subsidiary, Pantheon Silver, to us in exchange for 8,394,088 Units at a price of $24.05 per Unit.

The following table summarizes the total Units issued and proceeds received related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
December 20, 2024	124,735	$3.00
Total Capital drawdowns	124,735	$3.00

Investment Period

Our investment period commenced on the Initial Closing Date and continued through May 5, 2019. Following the end of the investment period, we have the right to issue drawdowns only (i) to fulfill investment commitments made or approved by the Private Credit Investment Committee (as defined below) prior to the expiration of the investment period or (ii) to provide for defensive funding in connection with the liquidity needs of the portfolio companies in which we or our subsidiaries are invested.

Term

On May 3, 2023, the Board of Directors approved and authorized an extension of our term (“Term”) from May 5, 2024 (the "Initial Expiration Date") to May 5, 2025. In connection with our Fourth Amended and Restated Limited Liability Company Agreement, our term was revised to run for a period of five years from the date of the amendment and restatement, or until December 17, 2029. Unless the Company is sooner dissolved in accordance with the Company’s limited liability company agreement, the term of the Company will continue until the earlier of (x) the date on which all investments have either been repaid or sold and (y) December 17, 2029, unless the term is extended upon the request of the Board and by approval of Pantheon Silver Holdings LLC as the holder of the majority of the interests of the Company.

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of the Board of Directors, a majority of which is made up of Independent Directors (as defined in “Item 10. Directors, Executive Officers and Corporate Governance”) (including an independent Chairperson), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is a subsidiary of GS Group Inc., a bank holding company (“BHC”) and a financial holding company (“FHC”), regulated by the board of governors of the federal reserve system (the "Federal Reserve"). GS Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and individuals. GS Group Inc. is the general partner and owner of GSAM.

The Goldman Sachs Asset Management Private Credit Team

The Goldman Sachs Asset Management Private Credit Team is dedicated to the direct origination investment strategy of the Company and other Accounts that share a similar investment strategy with us. The Goldman Sachs Asset Management Private Credit Team is comprised of approximately 200 investment professionals across 11 cities and four continents as of December 31, 2024. Within the Goldman Sachs Asset Management Private Credit Team, approximately 80 private credit investment professionals across five offices in the Americas led by Alex Chi and David Miller, our Co-Chief Executive Officers and Co-Presidents, oversee and lead our day-to-day portfolio management. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, and negotiating, structuring, monitoring, and servicing our investments. In addition, the Investment Adviser and Goldman Sachs have risk management, legal, accounting, tax, information technology and compliance personnel, among other personnel, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The Goldman Sachs Asset Management Private Credit Team utilizes a bottom-up, fundamental research approach to lending. The managing directors of this team had an average industry experience of over 19 years coupled with an average tenure at Goldman Sachs of over 12 years as of December 31, 2024.

Private Credit Investment Committee

All investment decisions are made by the investment committee of the Goldman Sachs Asset Management Private Credit Team (the “Private Credit Investment Committee”). As of the date of this report, the Private Credit Investment Committee consists of the following members: Rich Friedman, James Reynolds, Vivek Bantwal, Patrick Armstrong, Amitayush Bahri, Steven Budig, Kevin Sterling, Beat Cabiallavetta, Stephanie Rader, Alex Chi, David Miller, Greg Watts, Nicole Agnew and Moritz Jobke, along with members from Goldman Sachs’ Compliance, Legal, Tax and Controllers groups. The Private Credit Investment Committee is responsible for approving all of our investments. The Private Credit Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Private Credit Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The size, membership, authority and voting rights of members of the Private Credit Investment Committee are subject to change from time to time without prior notice.

The purpose of our Private Credit Investment Committee is to evaluate and approve, as deemed appropriate, all investments by our Investment Adviser. Our Private Credit Investment Committee process is intended to bring the diverse experience and perspectives of our Private Credit Investment Committee’s members to the analysis and consideration of every investment. Our Private Credit Investment Committee also serves to provide investment consistency and adherence to our Investment Adviser’s investment philosophies and policies. Our Private Credit Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

As of December 31, 2024, our portfolio (which term does not include our investment in money market funds managed by an affiliate of GS Group Inc.) on a fair value basis, was comprised of approximately 99.4% secured debt investments (96.5% in first lien debt (including 24.4% in first lien/last-out unitranche loans) and 2.9% in second lien debt), 0.0% in unsecured debt investments, 0.0% in preferred stock, 0.6% in common stock and 0.0% in warrants. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to Unitholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our Units and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

In certain circumstances, we can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which we expect to rely to co-invest alongside certain other Accounts, which may include proprietary accounts of Goldman Sachs, in a manner consistent with our investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (the “Relief”). On June 25, 2024, the SEC granted an amendment to the Relief, which permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or RICs, did not have an investment in such existing portfolio company. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

Investment Criteria

We are committed to a value-oriented philosophy implemented by our Investment Adviser, which manages our portfolio and seeks to minimize the risk of capital loss without foregoing the potential for capital appreciation. We have identified several criteria, discussed below, that GSAM believes are important in identifying and investing in prospective portfolio companies.

These criteria outlined below provide general guidelines for our investment decisions. However, not all of these criteria will be met by each prospective portfolio company in which we choose to invest. Generally, we seek to use our experience and access to market information to identify investment candidates and to structure investments quickly and effectively.

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

Our due diligence process typically includes, but is not limited to: (i) review of historical and prospective financial information; (ii) review of the capital structure; (iii) analysis of the business and industry in which the company operates; (iv) on-site visits; (v) interviews with management, employees, customers and vendors of the potential portfolio company; (vi) review of loan documents; (vii) background checks; and (viii) research relating to the portfolio company’s management, industry, markets, products and services and competitors.

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

Upon the completion of due diligence and a decision to proceed with an investment in a company, the team leading the investment presents the investment opportunity to our Private Credit Investment Committee. This committee determines whether to pursue the potential investment. All new investments are required to be reviewed by the Private Credit Investment Committee. The members of the Private Credit Investment Committee are employees of our Investment Adviser and they do not receive separate compensation from us or our Investment Adviser for serving on the Private Credit Investment Committee. Additional due diligence with respect to any investment may be conducted on our behalf (and at our expense) by attorneys prior to the closing of the investment, as well as other outside advisers, as appropriate.

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

In the case of our secured debt and unsecured debt, including mezzanine debt investments, we seek to tailor the terms of the investments to the facts and circumstances of the transactions and the prospective portfolio companies, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio companies to achieve their business plan and improve their profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we may seek to limit the downside potential of our investments by:

• requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;

• incorporating “put” rights and call protection into the investment structure; and

• negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights. We may not be able to negotiate to get any or all of these protections with respect to our investments.

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

Transactions with affiliates. We are prohibited under the Investment Company Act from participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be an affiliate of the Company for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of the Independent Directors. The Investment Adviser and its affiliates, including persons that control, or are under common control with, the Company or the Investment Adviser, are also considered to be our affiliates under the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into “joint” transactions with, such affiliates without exemptive relief from the SEC.

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

On June 25, 2024, the SEC granted an amendment to the Relief, which permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or RICs, did not have an investment in such existing portfolio company. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations, and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives and strategies, certain Board-established criteria, and the other applicable conditions of the Relief. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors must reach certain conclusions in connection with a co-investment transaction, including that (i) the terms of the proposed transaction are reasonable and fair to us and our Unitholders and do not involve overreaching in respect of us or our Unitholders on the part of any person concerned; and (ii) the transaction is consistent with the interests of our Unitholders and is consistent with our then-current investment objectives and strategies.

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

Market Opportunity

The Goldman Sachs Asset Management Private Credit Team believes there is an attractive investment opportunity to invest in U.S. middle-market companies. Specifically:

•
The middle-market represents a large target market opportunity. According to the National Center for the Middle Market, the U.S. middle market is composed of nearly 200,000 companies that represent approximately 33% of the private sector gross domestic product.1 The Goldman Sachs Asset Management Private Credit Team believes that there is an attractive investment environment for BDCs to provide loans to U.S. middle market companies.

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

1
As of year-end December 2024, according to the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org. This website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on this website to be part of this annual report on Form 10-K or any other report we file with the SEC.

Competitive Advantages

GS Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base, including companies and high-net-worth individuals, among others. The firm is headquartered in New York, and maintains offices across the United States and in all major financial centers around the world. Goldman Sachs, with approximately $3.1 trillion in firmwide assets under supervision as of December 31, 2024, provides investment management services to a diverse set of clients worldwide, including private institutions, public entities and individuals.

Within GSAM, the Goldman Sachs Asset Management Private Credit Team is the primary center for private credit investing. Since 1996, the Goldman Sachs Asset Management Private Credit Team and its predecessors have invested over $209 billion, leveraging the Goldman Sachs Asset Management Private Credit Team's deep expertise and long-standing relationships with financial sponsors, companies, investors, entrepreneurs and financial intermediaries globally. The Goldman Sachs Asset Management Private Credit Team invests across senior credit, mezzanine, hybrid capital and asset finance strategies and has significant experience investing in debt instruments across industries, geographic regions, economic cycles and financing structures.

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
•
Direct origination with borrowers: The Goldman Sachs Asset Management Private Credit Team believes that evaluating investment opportunities through direct discussions with borrowers leads to a better understanding of the underlying drivers of performance and business risks. The Goldman Sachs Asset Management Private Credit Team’s direct origination platform has been developed over its more-than-28-year history of private credit investing and includes approximately 200 investment professionals across 11 cities and four continents as of December 2024. The Goldman Sachs Asset Management Private Credit Team’s local relationships with companies, private equity sponsors and advisors combined with deep industry expertise provides us with access to a wide range of opportunities and allows us to gain early and direct access to due diligence materials and management teams. We will seek to lead the structuring and negotiation of the loans or securities in which it invests with a collaborative, solutions-oriented approach.
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
•
Structuring expertise with a focus on risk mitigation: Goldman Sachs Asset Management Private Credit has significant structuring capabilities with a seasoned team of investment professionals, including the Private Credit Investment Committee (as defined below), who have over 23 years of experience on average. We seek to mitigate risk by investing primarily in senior secured debt, which is secured by a collateral package that often results in a higher rate of recovery in the event of default as compared to unsecured and subordinated investments. Senior secured debt has favorable characteristics that typically include a senior ranking in the capital structure of the borrower with priority of repayment, security of collateral and protective contractual rights that may include affirmative and negative covenants that restrict the borrower’s ability to incur additional indebtedness, make restricted payments or execute other transactions or implement changes that may be negative to lenders. In addition, the Goldman Sachs Asset Management Private Credit Team has experience investing across the capital structure, which will enable us to consider different investment structures and expand our opportunity funnel.
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

•
Focus on companies with attractive business fundamentals: Capital preservation is central to our investment strategy. Generally, we will seek to target companies with the following characteristics: (i) strong and defensible market positions, (ii) stable or growing revenues and free cash flow, (iii) attractive business models, (iv) experienced and well-regarded management teams, (v) reputable private equity or private family sponsors, as applicable, (vi) a meaningful amount of equity cushion or junior capital (i.e., any equity or debt in the capital structure that is subordinated to our investments), and (vii) viable exit strategies. We intend to make investments in companies located primarily in the United States.

Operating and Regulatory Structure

We have elected to be treated as a BDC under the Investment Company Act. As a BDC, we are generally prohibited from acquiring assets other than qualifying assets unless, after giving effect to any acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Under the rules of the Investment Company Act, “eligible portfolio companies” include (i) private U.S. operating companies, (ii) public U.S. operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange) or registered under the Exchange Act, and (iii) public U.S. operating companies having a market capitalization of less than $250 million. Public U.S. operating companies whose securities are quoted on the over-the-counter bulletin board and through over-the-counter markets (the “OTC Markets”) are not listed on a national securities exchange and therefore are eligible portfolio companies. In addition, we currently are an “emerging growth company,” as defined in the JOBS Act (as defined below). See “—Qualifying Assets.”

We have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2016. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our Unitholders as dividends if we meet certain source of income, distribution, and asset diversification requirements. We intend to timely distribute to our Unitholders substantially all of our annual taxable income for each year, except that we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. In addition, the distributions we pay to our Unitholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

Our Administrator

Pursuant to our administration agreement (the "Administration Agreement"), with State Street Bank and Trust Company (the “Administrator”), the administrator is responsible for providing various accounting and administrative services to us. Our Administrator is entitled to fees as described in “—Administration Agreement.” To the extent that our Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions. See “—Administration Agreement.”

Management Agreements

Overview

On April 11, 2016, we entered into an investment advisory and management agreement (the “Former Investment Advisory Agreement”) with our Investment Adviser. The Former Investment Advisory Agreement remained in effect until December 16, 2024. On December 17, 2024, we entered into an amended and restated investment advisory and management agreement (the “Investment Advisory Agreement”) with our Investment Advisor. The Investment Advisory Agreement will remain in full force and effect so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the Independent Directors in accordance with the requirements of the Investment Company Act, and (b) a vote of a majority of the Board of Directors or a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Board of Directors or by vote of a majority of our outstanding voting securities, on the one hand, or by our Investment Adviser, on the other hand. The Investment Advisory Agreement also will automatically terminate in the event of its assignment (as defined in the Investment Company Act). See “Item 1A. Risk Factors—Risks Relating to Competition—We depend upon management personnel of our Investment Adviser for our future success.”

Management Services

Pursuant to the terms of the Investment Advisory Agreement, GSAM, subject to the overall supervision of the Board of Directors, manages our day-to-day operations and provides investment advisory and management services to us. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest.”

Subject to compliance with applicable law and published SEC guidance, nothing contained in the Investment Advisory Agreement in any way precludes, restricts or limits the activities of our Investment Adviser or any of its respective subsidiaries or affiliated parties.

Former Investment Advisory Agreement

Former Management Fee

Pursuant to the Former Investment Advisory Agreement, we paid our Investment Adviser a management fee (the “Former Management Fee”), payable quarterly in arrears, equal to 0.375% (i.e., an annual rate of 1.50%) of our average NAV (including uninvested cash and cash equivalents) at the end of the then-current quarter and the prior calendar quarter (and, in the case of our first quarter, our NAV as of such quarter-end). The Former Management Fee for any partial quarter would have been appropriately prorated. The Investment Adviser waived a portion of its management fee payable by us in an amount equal to the management fees it earned as an investment adviser for any affiliated money market funds in which we invested.

For the year ended December 31, 2024, Former Management Fees amounted to $4.97 million. As of December 31, 2024, $0.81 million remained payable. For the year ended December 31, 2023, Former Management Fees amounted to $6.17 million.

Former Incentive Fee

Pursuant to the Former Investment Advisory Agreement, we paid our Investment Adviser an incentive fee (the “Former Incentive Fee”) as follows:

(a)
First, no Former Incentive Fee was payable to our Investment Adviser until we made cumulative distributions pursuant to this clause (a) equal to aggregate Former Contributed Capital (as defined below);

(b)
Second, no Former Incentive Fee was payable to our Investment Adviser until we made cumulative distributions pursuant to this clause (b) equal to a 7% return per annum, compounded annually, on aggregate unreturned Former Contributed Capital, from the date each capital contribution was made through the date such capital was returned;
(c)
Third, subject to clauses (a) and (b), our Investment Adviser was entitled to a Former Incentive Fee equal to 100% of all amounts designated by us as proceeds intended for distribution and Former Incentive Fee payments, until such time as the cumulative Former Incentive Fee paid to our Investment Adviser pursuant to this clause (c) was equal to 15% of the amount by which the sum of (i) cumulative distributions to Unitholders pursuant to clauses (a) and (b) above and (ii) the cumulative Former Incentive Fee previously paid to our Investment Adviser pursuant to this clause (c) exceeded Former Contributed Capital; and

1.
Fourth, at any time that clause (c) was satisfied, our Investment Adviser was entitled to a Former Incentive Fee equal to 15% of all amounts designated by us as proceeds intended for distribution and Former Incentive Fee payments.

The Former Incentive Fee was calculated on a cumulative basis and the amount of the Former Incentive Fee payable prior to a proposed distribution was determined and, if applicable, was paid in accordance with the foregoing formula each time amounts were to be distributed to the Unitholders. The Former Incentive Fee was a fee owed by us to our Investment Adviser and was not paid out of distributions made to Unitholders.

In no event was an amount paid with respect to the Former Incentive Fee to the extent that it would have caused the aggregate amount of our capital gains paid in respect of the Former Incentive Fee to exceed 20% of our realized capital gains computed net of all realized capital losses and unrealized capital depreciation, in each case determined on a cumulative basis from our inception through the date of the proposed payment.

“Former Contributed Capital” was the aggregate amount of capital contributions that were made by all Unitholders in respect of their Units to us. All former distributions (or deemed distributions), including investment income (i.e. former proceeds received in respect of interest payments, dividends and fees) and former proceeds attributable to the repayment or disposition of any investment, to Unitholders was considered a return of Former Contributed Capital. Unreturned Former Contributed Capital equaled aggregate Former Contributed Capital minus cumulative distributions, but was never less than zero.

The term “former proceeds intended for distribution and Former Incentive Fee payments” included former proceeds from the full or partial realization of our investments and former income from investing activities and may have included return of capital, ordinary income and capital gains.

If, at our termination, the Investment Adviser had received aggregate payments of Former Incentive Fees in excess of the amount the Investment Adviser would have received had the Former Incentive Fees been determined upon such termination, then the Investment Adviser would have reimbursed us for the difference between the amount of Former Incentive Fees actually received and the amount determined at termination (the “Former Investment Adviser Reimbursement Obligation”). However, the Investment Adviser would not have been required to reimburse us an amount greater than the aggregate Former Incentive Fees paid to the Investment Adviser, reduced by the excess (if any) of (a) the aggregate federal, state and local income tax liability the Investment Adviser incurred in connection with the payment of such Former Incentive Fees (assuming the highest marginal applicable federal and New York city and state income tax rates applied to such payments), over (b) an amount equal to the U.S. federal and state tax benefits available to the Investment Adviser by virtue of the payment made by the Investment Adviser pursuant to its Former Investment Adviser Reimbursement Obligation (assuming that, to the extent such payments are deductible by the Investment Adviser, the benefit of such deductions was computed using the then highest marginal applicable federal and New York city and state income tax rates).

If the Former Investment Advisory Agreement was terminated prior to our termination (other than the Investment Adviser voluntarily terminating the agreement), we would have paid to the Investment Adviser a final Former Incentive Fee payment (the “Former Final Incentive Fee Payment”). The Former Final Incentive Fee Payment would have been calculated as of the date the Former Investment Advisory Agreement was terminated and would have equaled the amount of Former Incentive Fee that would have been payable to the Investment Adviser if (a) all investments had been liquidated for their current value (but without taking into account any unrealized appreciation of any investment), and any unamortized deferred investment-related fees would have been deemed accelerated, (b) the proceeds from such liquidation were used to pay all of the Company’s outstanding liabilities, and (c) the remainder was distributed to Unitholders and paid as a Former Incentive Fee in accordance with the Former Incentive Fee waterfall described above for determining the amount of the Former Incentive Fee, subject to the Former Incentive Fee Cap (as defined below). We would have made the Final Incentive Fee Payment (as defined below) in cash on or immediately following the date the Former Investment Advisory Agreement was so terminated. The Former Investment Adviser Reimbursement Obligation would have been determined as of the date of the termination of the Former Investment Advisory Agreement for purposes of the Former Final Incentive Fee Payment.

For the year ended December 31, 2024, we accrued Former Incentive Fees of $(16.13) million. During the year ended December 31, 2024, $40.71 million was paid in accordance with the terms of the Former Investment Advisory Agreement. For the year ended December 31, 2023, the Company accrued unvested Incentive Fees of $9.23 million.

Former Expense Limitation

Pursuant to the Former Investment Advisory Agreement, expenses borne by us in the ordinary course on an annual basis (excluding the Former Management Fee, the Former Incentive Fee, organizational and start-up expenses and leverage-related expenses) would not have exceeded an amount equal to 0.5% of the aggregate amount of commitments to us by holders of our Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, were not subject to such cap. For the years ended December 31, 2023 and 2022, we received no reimbursements from the Investment Adviser pursuant to this provision.

Investment Advisory Agreement

Management Fee

Pursuant to the Investment Advisory Agreement, we pay our Investment Adviser a management fee (the “Management Fee”), payable quarterly in arrears, equal to 0.25% (i.e., an annual rate of 1.00%) of our average NAV (including uninvested cash and cash equivalents) at the end of the then-current quarter and the prior calendar quarter (and, in the case of our first quarter, our NAV as of such quarter-end). The Management Fee for any partial quarter will be appropriately prorated. The Investment Adviser waives a portion of its management fee payable by us in an amount equal to the management fees it earns as an investment adviser for any affiliated money market funds in which we invest.

For the year ended December 31, 2024, Management Fees amounted to $0.15 million. As of December 31, 2024, $0.15 million remained payable.

Incentive Fee

The "Incentive Fee" shall be calculated as provided below and payable (i) in arrears at the end of each calendar year or (ii) in the event that this Agreement is terminated, as follows:

(a) First, no Incentive Fee will be payable to the Investment Adviser with respect to any period in which our Cumulative Pre-Incentive Fee Net Return does not exceed the Hurdle Amount for such period.

(b) Second, 100.0% our Cumulative Pre-Incentive Fee Net Return with respect to that portion of such Cumulative Pre-Incentive Fee Net Return, if any, that exceeds the Hurdle Amount until amounts payable to the Investment Adviser equal 10.0% of our Cumulative Pre-Incentive Fee Net Return as if the Hurdle Amount did not apply (“Catch-up”).

(c) Thereafter, the Investment Adviser will be entitled to receive 10.0% of the Cumulative Pre-Incentive Fee Net Return, if any, that exceeds the Catch-up for such period.

The amount of Incentive Fees payable in respect of such calendar year or upon termination, as applicable, shall equal the Incentive Fees calculated based on the methodology above, less the aggregate amount of any previously paid Incentive Fees, in each case determined on a cumulative basis from the Lookback Date (as defined below) through the end of such calendar year (or, if terminated, until the date of termination). For the avoidance of doubt, the Incentive Fee payable in such calendar year shall be no less than zero.

“Contributed Capital” shall mean the aggregate amount of capital contributions that have been made by all Unitholders in respect of their Units. All distributions consisting of proceeds attributable to the repayment or disposition of any investment to Unitholders (including for the avoidance of doubt, capital gains) will be considered a return of Contributed Capital. For the avoidance of doubt, unreturned Contributed Capital at any time shall equal aggregate Contributed Capital minus cumulative distributions (excluding, for the avoidance of doubt, any distributions of interest, dividends and fees) but shall never be less than zero.

“Cumulative Pre-Incentive Fee Net Return” for the relevant calendar year (or, if terminated, until the date of termination) shall mean (x) Pre-Incentive Fee Net Investment Income determined on a cumulative basis for the period from the Lookback Date through the end of such calendar year (or, if terminated, until the date of termination), plus (y) realized capital gains, computed net of all realized capital losses and unrealized capital depreciation determined on a cumulative basis for the period from the Lookback Date through the end of such calendar year (or, if terminated, until the date of termination). In no event will Cumulative Pre-Incentive Fee Net Return include unrealized capital appreciation. We will accrue for unrealized capital appreciation but will not pay any Incentive Fee with respect to unrealized capital appreciation. Capital appreciation would be includable in Cumulative Pre-Incentive Fee Net Return with respect to a given investment if we were to sell the investment and realize a capital gain. The Cumulative Pre-Incentive Fee Net Return considers the discount paid by the Buyer for our investments acquired in connection with the Merger, as well as the amount paid by the Buyer for the investments acquired prior to the Merger, and subsequently contributed to us.

“Hurdle Amount” shall mean an amount equal to 7.0%, per annum, compounded annually, on aggregate unreturned Contributed Capital, from the date each capital contribution is made through the date such capital has been returned.

“Lookback Date” shall mean December 17, 2024.

“Pre-Incentive Fee Net Investment Income” means, with respect to the relevant period, interest income, dividend income and any other income (including, without limitation, any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during such period, minus our operating expenses accrued during such period (including, without limitation, the Management Fee, administration expenses and any interest expense and dividends paid on any issued and outstanding preferred Units, but excluding the Incentive Fee). For the avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Notwithstanding anything to the contrary herein, in no event will an amount be paid with respect to the Incentive Fee to the extent it would cause the aggregate amount of the Incentive Fee to be in excess of the amount permitted by the Advisers Act (as defined below), including Section 205 thereof.

If the Investment Advisory Agreement is terminated prior to our termination (other than the Investment Adviser voluntarily terminating the Investment Advisory Agreement), we will pay to the Investment Adviser a final Incentive Fee payment (the “Final Incentive Fee Payment”). The Final Incentive Fee Payment will be calculated as of the date the Investment Advisory Agreement is so terminated and will equal the amount of Incentive Fee that would be payable to the Investment Adviser if (a) all Investments were liquidated for their current value (but without taking into account any unrealized appreciation of any Investment), and any unamortized deferred Investment-related fees would be deemed accelerated, (b) the proceeds from such liquidation were used to pay all of our outstanding liabilities, and (c) the remainder were distributed to Unitholders and paid as an Incentive Fee in accordance with the provisions set forth in paragraph (1) above. We will make the Final Incentive Fee Payment in cash on or immediately following the date the Investment Advisory Agreement is so terminated.

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

Step 3: Our Investment Adviser is entitled to 100% of the remaining amount until it has received 10% of total distributions and Incentive Fee payments in excess of Contributed Capital, which in this case totals approximately $0.78. The remaining $0.75 is paid to our Investment Adviser as an Incentive Fee, leaving no further amounts designated for distribution and Incentive Fee payments.

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

Step 3: Our Investment Adviser is entitled to 100% of the remaining amount until it has received 10% of total distributions and Incentive Fee payments in excess of Contributed Capital, which in this case totals approximately $0.78. Such amount is paid to our Investment Adviser as an Incentive Fee in satisfaction of this entitlement. There remains approximately $4.22 designated for distribution and Incentive Fee payments.

Step 4: Unitholders are entitled to 90% of the remaining amount and our Investment Adviser is entitled to 10% of the remaining amount. Therefore, the Unitholders receive approximately $3.80 in additional distributions while our Investment Adviser receives approximately $0.42 in additional Incentive Fee payments.

In this case the total Incentive Fee received by our Investment Adviser is $1.20, or 10.00% of the $12.00 of net profit to us.

For the year ended December 31, 2024, the Company accrued Incentive Fees of $4.42 million. As of December 31, 2024, $0.40 million remained payable in accordance with the terms of the Investment Advisory Agreement.

Board Approval of the Investment Advisory Agreement

Our Board of Directors (i) determined at a meeting held on August 7, 2024 to approve the continuation of the Former Investment Advisory Agreement, and ratified such determination at an in-person meeting held on November 7, 2024, and (ii) determined at the in-person meeting held on November 7, 2024 to approve the Investment Advisory Agreement. In its consideration of the (i) renewal of the Former Investment Advisory Agreement and (ii) the approval of the Investment Advisory Agreement, the Board of Directors focused on information it had received relating to, among other things:

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

In connection with their consideration of the renewal of the Investment Advisory Agreement, our Board of Directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling their decision. After deliberation and consideration of all of the information provided, including the factors described above, the Board of Directors concluded, in the exercise of their business judgment, that the management fees paid by us were reasonable in light of the services provided to us by the Investment Adviser, the Investment Adviser’s costs, and our current and reasonably foreseeable asset levels. The Board of Directors unanimously concluded that the Investment Adviser’s continued management likely would benefit us and our Unitholders and that the Investment Advisory Agreement should be approved and continued with respect to us until August 31, 2025.

For the year ended December 31, 2024, we paid our Investment Adviser a total of $46.41 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Advisory Agreement, which consisted of $5.70 million in Management Fees and $40.71 million in Incentive Fees. For the year ended December 31, 2023, we paid our Investment Adviser a total of $6.16 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Advisory Agreement, which consisted of $6.16 million in Management Fees and no Incentive Fees.

Duration and Termination

The Investment Advisory Agreement will remain in full force and effect for successive annual periods, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of our Independent Directors and (b) by a vote of a majority of our Board of Directors or of a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Directors, by vote of a majority of our outstanding voting stock or by our Investment Adviser. The Investment Advisory Agreement shall automatically terminate in the event of its assignment. See “Item 1A. Risk Factors—Risks Relating to Competition—We depend upon management personnel of our Investment Adviser for our future success.”

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

Operating Expenses

Our primary operating expenses include the payment of the Management Fee and the Incentive Fee to our Investment Adviser, legal and professional fees, interest and other expenses of debt financings and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with the Investment Advisory Agreement and Administration Agreement, including those relating to: (i) our operational and organizational expenses; (ii) our fees and expenses, including travel expenses, incurred by our Investment Adviser or payable to third parties related to our investments, including, among others, professional fees (including the fees and expenses of consultants and experts) and fees and expenses from evaluating, monitoring, researching and performing due diligence on investments and prospective investments; (iii) interest and other expenses payable on debt financings, if any, incurred by us; (iv) fees and expenses incurred by us in connection with membership in investment company organizations; (v) brokers’ commissions; (vi) fees and expenses associated with calculating our NAV (including the costs and expenses of any independent valuation firm); (vii) legal, auditing or accounting expenses; (viii) taxes or governmental fees; (ix) the fees and expenses of our Administrator, transfer agent or sub-transfer agent; (x) the cost of preparing unit certificates or any other expenses, including clerical expenses of issue or repurchase of the Units; (xi) the expenses of and fees for registering or qualifying Units for sale and of maintaining our registration or qualifying and registering us as a broker or a dealer; (xii) the fees and expenses of our Independent Directors; (xiii) the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by the LLC Agreement or other organizational documents of us insofar as they govern agreements with any such custodian; (xiv) the cost of preparing and distributing reports, proxy statements and notices to holders of equity interests in us, the SEC and other regulatory authorities; (xv) insurance premiums; (xvi) costs of holding Unitholder meetings; and (xvii) costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of our business. Our Investment Adviser is not required to pay expenses of activities which are primarily intended to result in sales of Units, including all costs and expenses associated with the preparation and distribution of any private placement memorandum or subscription agreements.

Company expenses borne by us in the ordinary course on an annual basis (excluding the Management Fee, the Incentive Fee, organizational and start-up expenses, and leverage-related expenses (including among other things, participation-related expenses)) shall not exceed an amount equal to $4,250,000; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Administration Agreement

Pursuant to the Administration Agreement, our Administrator is responsible for providing various accounting and administrative services to us. The Administration Agreement provides that the Administrator will not be liable to us for any damages or other losses arising out of the performance of its services thereunder except under certain circumstances, and contains provisions for the indemnification of the Administrator by us against liabilities to other parties arising in connection with the performance of its services to us. We pay the Administrator fees for its services as we determine are commercially reasonable in our sole discretion. We also reimburse the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions. We are not obligated to retain the Administrator. The Administration Agreement is terminable by either party without penalty upon 30 days’ written notice to the other party. The terms of the Administration Agreement that we may enter with any subsequent administrator may differ materially from the terms of the Administration Agreement with the Administrator in effect prior to such retention, including providing for a fee structure that results in us, directly or indirectly, bearing higher fees for similar services and other terms that are potentially less advantageous to us. The Unitholders will not be entitled to receive prior notice of the engagement of an alternate administrator or of the terms of any agreement that is entered into with such administrator.

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

We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the Investment Company Act. Under these limits, we generally cannot (1) acquire more than 3% of the total outstanding voting stock of any RIC, (2) invest more than 5% of the value of our total assets in the securities of one RIC, or (3) invest more than 10% of the value of our total assets in the securities of RICs in general. These limitations do not apply where we acquire interests in a money market fund as long as we do not pay a sales charge or service fee in connection with the purchase. With respect to the portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject Unitholders to additional expenses. None of the policies described above are fundamental and each such policy may be changed without Unitholder approval, subject to any limitations imposed by the Investment Company Act.

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

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of equity securities senior to the Units if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 200%, or 150% if certain requirements are met, immediately after each such issuance. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as us, an offer to repurchase shares held by the BDC’s shareholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if stockholders approve a proposal to do so. If a BDC receives stockholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to Unitholders or the repurchase of our Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise it is presumed to not be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.”

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

Proxy Voting Policies and Procedures

We have delegated the voting of portfolio securities to our Investment Adviser. For Accounts for which our Investment Adviser has voting discretion, our Investment Adviser has adopted policies and procedures (the “Proxy Voting Policy”) for the voting of proxies. Under the Proxy Voting Policy, our Investment Adviser’s guiding principles in performing proxy voting are to make decisions that favor proposals that tend to maximize a company’s stockholder value and are not influenced by conflicts of interest. To implement these guiding principles for investments in publicly-traded equities, our Investment Adviser has developed customized proxy voting guidelines (the “Guidelines”) that it generally applies when voting on behalf of client accounts. These Guidelines address a wide variety of individual topics, including, among other matters, stockholder voting rights, anti-takeover defenses, board structures, the election of directors, executive and director compensation, reorganizations, mergers, issues of corporate social responsibility and various stockholder proposals.

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

From time to time, our Investment Adviser may face regulatory, compliance, legal or logistical limits with respect to voting securities that it may purchase or hold for client accounts which can affect our Investment Adviser’s ability to vote such proxies, as well as the desirability of voting such proxies. Among other limits, federal, state and foreign regulatory restrictions or company specific ownership limits, as well as legal matters related to consolidated groups, may restrict the total percentage of an issuer’s voting securities that our Investment Adviser can hold for clients and the nature of our Investment Adviser’s voting in such securities. Our Investment Adviser’s ability to vote proxies may also be affected by, among other things: (i) late receipt of meeting notices; (ii) requirements to vote proxies in person; (iii) restrictions on a foreigner’s ability to exercise votes; (iv) potential difficulties in translating the proxy; (v) requirements to provide local agents with unrestricted powers of attorney to facilitate voting instructions; and (vi) requirements that investors who exercise their voting rights surrender the right to dispose of their holdings for some specified period in proximity to the stockholder meeting.

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

Information regarding how we vote proxies relating to portfolio securities is available upon request by writing to Silver Capital Holdings LLC, Attention: Austin Neri, Investor Relations, 200 West Street, New York, New York 10282.

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

Any party not affiliated with us that receives nonpublic personal information relating to investors from us is required to adhere to confidentiality agreements and to maintain appropriate safeguards to protect investor information. Additionally, for our officers, employees and agents and our affiliates, access to such information is restricted to those who need such access to provide services to us and investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information. For a discussion of the risks associated with cyber incidents, see “Item 1A. Risk Factors—Risks Relating to Our Operations—Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.”

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

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.”

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

Compliance with the Bank Holding Company Act

As a BHC and FHC, the activities of GS Group Inc. and its affiliates are subject to certain restrictions imposed by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and related regulations. BHCs and FHCs are subject to supervision and regulation by the Federal Reserve. Because GS Group Inc. may be deemed to “control” us within the meaning of the BHCA, restrictions under the BHCA could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, GS Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to GS Group Inc. and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by GS Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments. Additionally, Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us or other funds and accounts managed by our Investment Adviser and its affiliates. In addition, Goldman Sachs may cease in the future to qualify as a FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us. See “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Our activities may be limited as a result of potentially being deemed to be controlled by GS Group Inc., a bank holding company.”

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

•
Political, social and economic uncertainties may create and exacerbate risks.
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
•
We are dependent on information systems, and systems failures or cybersecurity incidents, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
•
Our limited Term and the expiration of the investment period may impact our investment strategy.
•
Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest.
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
•
Changes in inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
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
•
To the extent original issue discount ("OID") and payment-in-kind ("PIK") interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
•
The Units are limited in their transferability; we may repurchase or force a sale of a Unitholder’s Units.

Risks Relating to Market Developments and General Business Environment

The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, over the past few years, the U.S. capital markets experienced disruption as evidenced by volatility in global stock markets as a result of, among other things: social and political tensions in the United States and around the world; wars and other forms of conflict (including, for example, the ongoing war between Russia and Ukraine and conflict in the Middle East); natural disasters such as fires, floods, earthquakes, tornadoes and hurricanes; global health epidemics, pandemics and emergencies; terrorism; social unrest; fluctuations in interest rates; strikes, work stoppages, labor shortages and labor disputes; supply chain disruptions and accidents; and the fluctuating price of commodities, such as oil. Despite remedial actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole, and may continue into the future. These and any other unfavorable economic conditions could increase our funding costs and/or limit our access to the capital markets.

Significant changes or volatility in the capital markets may negatively affect the valuations of our investments and cause our net asset value to decline. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of market disruptions and measures taken in response thereto. Any public health emergency, including an outbreak of existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Disruptions in economic activity, have limited and could continue to limit our investment originations, limit our ability to grow, increase our funding costs and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, disruptions in economic activity have had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

Political, social and economic uncertainties may create and exacerbate risks.

Political, social, economic and other conditions and events in the United States, the United Kingdom, the European Union, Russia, the Middle East and China (such as natural disasters, epidemics and pandemics, terrorism, military conflicts and social unrest) may occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed.

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

Other adverse developments may occur or reoccur, including: (i) the decline in value and performance of us and our portfolio companies; (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments; (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all; (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the Investment Company Act; (v) our ability to maintain our distributions at their current level or to pay them at all; or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. The U.S. economy, as well as most other major economies, may experience economic recession, and we anticipate our businesses could be materially and adversely affected by a prolonged recession in the United States and other major global markets. See “—The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.”

Disruptions in the capital markets, including disruptions resulting from inflation, the uncertain interest rate environment, Russia’s military invasion of Ukraine and conflict in the Middle East, have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

In addition, fiscal and monetary actions taken by the United States and non-U.S. government and regulatory authorities, including those related to trade policies, treaties or tariffs, could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates, along with the general policies of the new presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

If key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase, or may not decrease at the pace expected by the market, and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

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

These events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Legal and Regulatory Matters

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

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, we are required to report on internal control over financial reporting pursuant to Section 404. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we incur additional expenses that may negatively impact our financial performance and our ability to make distributions. This process also may result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of any evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 and related rules, we may be adversely affected.

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

Over the last several years, there also has been regulatory attention on the extension of credit outside of the traditional banking sector, including the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any such regulation will be implemented or what form it would take, increased regulation of non-bank credit extension would negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

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

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The likelihood of any new legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our Unitholders of such qualification and could have other adverse consequences. Unitholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our Units.

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

In certain circumstances, we and other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants. On June 25, 2024, the SEC granted an amendment to the Relief, which permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or RICs, did not have an investment in such existing portfolio company. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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

The CFTC and the SEC have issued final rules establishing that most swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act, as amended, and related CFTC regulations. Our Investment Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

The alternative investment fund manager (“AIFM”) Directive may have a negative impact on our Investment Adviser and its affiliates.

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

Risks Relating to Competition

We depend upon management personnel of our Investment Adviser for our future success.

We do not have any employees. We depend on the experience, diligence, skill and network of business contacts of the Goldman Sachs Asset Management Private Credit Team, together with other investment professionals that our Investment Adviser currently retains or may subsequently retain, to identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our future success will depend to a significant extent on the continued service and coordination of our Investment Adviser’s senior investment professionals. The departure of any of our Investment Adviser’s key personnel, including members of the Private Credit Investment Committee, or of a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure investors that our Investment Adviser will remain our investment adviser or that we will continue to have access to our Investment Adviser or its investment professionals. See “—Risks Relating to Our Business and Structure—Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.” We do not currently intend to provide key person life insurance for any of our key personnel.

We operate in a highly competitive market for investment opportunities.

A number of entities, including the Accounts and other entities, compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, commercial and investment banks, commercial financing companies, CLOs, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds, and/or access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. Additionally, an investment opportunity may be appropriate for one or more of us and other Accounts or any other entities managed by our Investment Adviser, and co-investment may not be possible. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

We do not seek to compete primarily based on the interest rates we offer, and the Investment Adviser believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we believe our competitive strengths include: (i) the positioning of the Goldman Sachs Asset Management Private Credit Team within Goldman Sachs, given its associated relationship, sourcing and expertise advantages; (ii) the Goldman Sachs Asset Management Private Credit Team's experience and breadth as an investor; (iii) the Goldman Sachs Asset Management Private Credit Team's experienced team and history of investment performance; (iv) the Goldman Sachs Asset Management Private Credit Team’s depth, breadth and duration of relationships with financial sponsors, companies, borrowers and other industry participants; and (v) the alignment of interest between the Company and the Goldman Sachs private credit platform through side-by-side investments alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. For a further discussion of our competitive strengths, see “Item 1. Business—Competitive Advantages.”

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

Risks Relating to Our Operations

We are dependent on information systems, and systems failures or cybersecurity incidents, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

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

•
outages due to issues experienced by specific service providers; and/or

•
cyber incidents.

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

Cybersecurity risks and cyber incidents have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency and sophistication in the future. A cyber incident can be an intentional attack or an unintentional event and could involve gaining unauthorized access to our or our portfolio companies’ information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption, including through the introduction of computer viruses, malware or through “phishing” attempts or other forms of social engineering. Attacks can also involve ransomware, data exfiltration and publication or other forms of extortion. Cyber incidents originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other parties. The occurrence of a cyber incident against us, any of our portfolio companies, or against a third-party (including a service provider) that has access to our data or networks, a natural catastrophe, a disaster, an industrial accident, failure of our disaster recovery systems, consequential employee or service provider error, or outage or disruption of our or our third-party networks or software that we rely on, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We and our portfolio companies depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems, networks, and data, like those of other companies, could be subject to cyber incidents and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal and other information processed, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third-party service providers with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects the confidentiality, integrity, availability and security of our data, resulting in increased costs and other consequences as described above.

Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work could heighten these and other operational risks as certain aspects of the availability and security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard or update their systems and prevent cyber incidents or other outages could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts.

Goldman Sachs and its third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our business strategy, financial results, operations or confidential information will not be negatively impacted by such an incident.

In addition, cybersecurity has become a top priority for lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators, individuals and the general investing public of data security breaches involving certain types of personal data, including the SEC, which on July 26, 2023, adopted amendments requiring the public disclosure of certain cybersecurity breaches. On May 16, 2024, the SEC also adopted amendments to Regulation S-P, which, among other things, requires investment companies (including business development companies) to develop, implement and maintain written incident response plans and timely notify individuals about certain cybersecurity incidents. The amendments come into effect in December 2025. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Investment Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

Following the expiration of the investment period, we are not permitted to reinvest proceeds realized by us from the sale or repayment of any investment. Accordingly, we may be required to distribute such proceeds to Unitholders, which may cause our fixed expenses to increase as a percentage of assets under management. In addition, any proceeds realized by us from the sale or repayment of our investments could result in an increased concentration of our portfolio, which could increase the risks associated with ownership of the Units. For more information, see “—Risks Relating to Our Investments—Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.”

Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of its Private Credit Investment Committee and our officers and directors serve and may serve in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. Certain of these individuals could have obligations to investors in other Accounts, the fulfillment of which is not in our best interests or the best interests of Unitholders, and we expect that investment opportunities will satisfy the investment criteria for both us and such other Accounts. In addition, Goldman Sachs Asset Management and its affiliates also manage other accounts, and expect to manage other vehicles or accounts in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by Goldman Sachs Asset Management could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts.

As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. If we are unable to rely on the Relief for a particular opportunity when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts. See “—Risks Relating to Legal and Regulatory Matters—Our ability to enter into transactions with our affiliates is restricted.”

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

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our Investment Adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of the Private Credit Investment Committee have substantial responsibilities in connection with their roles at our Investment Adviser, with the Accounts, as well as responsibilities under the Investment Advisory Agreement. We may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, our Investment Adviser may need to hire, train, supervise, manage and retain new employees. However, we cannot assure investors that they will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to having claims on our assets that are superior to the claims of Unitholders, any obligations to the lenders may be secured by a first-priority security interest in our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our Unitholders. Furthermore, our term loan credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Term Loan Facility”) imposes, and any credit agreement or other debt financing agreement into which we may enter may impose, financial and operating covenants that restrict our investment activities (including restrictions on industry concentrations), remedies on default and similar matters. In connection with any future borrowings, our lenders may also require us to pledge assets.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Unitholders (1)	(25.43)%	(15.87)%	(6.31)%	3.25%	12.81%

(1) Assumes (i) 668.66 million in total assets as of December 31, 2024, (ii) $ 293.13 million in outstanding indebtedness as of December 31, 2024, (iii) $349.71 million in net assets as of December 31, 2024 and (iv) an annualized average interest rate on our indebtedness as of December 31, 2024, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 7.53%.

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

The Incentive Fee payable by us to our Investment Adviser also may create an incentive for our Investment Adviser to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our Incentive Fee, however, includes accrued interest. Thus, a portion of this Incentive Fee is based on income that we have not yet received in cash. This risk could be increased because our Investment Adviser is not obligated to reimburse us for any Incentive Fees received even if we subsequently incur losses or never receive in cash the accrued income (including accrued income with respect to OID, PIK interest and zero-coupon securities).

Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.

There are significant potential conflicts of interest that could negatively impact our investment returns. A number of these potential conflicts of interest with affiliates of our Investment Adviser and GS Group Inc. are discussed in more detail elsewhere in this report.

GS Group Inc. is a publicly held FHC and a leading global financial institution that provides investment banking, securities, and investment management services to a diversified client base, including companies and high-net-worth individuals, among others. As such, it acts as an investor, investment banker, research provider, investment manager, financier, adviser, market maker, trader, prime broker, derivatives dealer, lender, counterparty, agent and principal. In those and other capacities, Goldman Sachs and its affiliates advise clients in all markets and transactions and purchase, sell, hold and recommend a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own accounts or for the accounts of their customers and have other direct and indirect interests in the global fixed income, currency, commodity, equity, bank loans and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in portfolio companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us, or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. See “—Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest” and “—Risks Relating to Legal and Regulatory Matters—Our ability to enter into transactions with our affiliates is restricted.”

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

Unitholders should note the matters discussed in “—Risks Relating to Legal and Regulatory Matters—Our ability to enter into transactions with our affiliates is restricted.”

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

Our Investment Adviser has the right, under the Investment Advisory Agreement, to resign at any time upon 60 days’ written notice, regardless of whether we have found a replacement. If our Investment Adviser resigns, we may not be able to find a new external investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be adversely affected, and the value of our Units may decline.

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

At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose the Investment Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. In addition, various constituencies have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate diversity, equity and inclusion practices increasing. If the Investment Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation, and constrain our investment and fundraising opportunities.

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

There may be evidence of global climate change. Climate change creates physical and financial risk we and our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect the financial condition of some of our portfolio companies through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Risks Relating to Our Investments

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

Changes in inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies operate in industries that have been, or may be impacted by changes in inflation rates. The U.S. inflation rate remains above historical levels over the past several decades. Inflationary pressures in the past few years increased the costs of labor, energy and raw materials and adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or may be, affected by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in unrealized losses and therefore reduce our net assets resulting from operations.

The United States and other developed economies have experienced higher-than-normal inflation rates in the past few years, but it remains uncertain whether elevated inflation will continue or have a significant effect on the U.S. economy or other economies. Inflation may affect our investments adversely in a number of ways, including those noted above. During periods of rising inflation, interest and dividend rates of any instruments we or our portfolio companies may have issued could increase, which would tend to reduce returns to our investors. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities that are critical to the operation of portfolio companies as noted above. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation, such as increases to short-term interest rates by central banks, including the Federal Reserve, often have negative effects on the level of economic activity and may increase the risk that the economy enters a recession. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. We can offer no assurance that continued inflation in the United States and/or other economies will not become a serious problem in the future and have a material adverse impact on us.

We are exposed to risks associated with changes in interest rates.

Debt investments that we make may be based on floating rates, such as the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital.

Since January 1, 2022, our new investments are generally indexed to SOFR and as of December 31, 2024, our investments and our JPM Term Loan Facility are indexed to SOFR or to alternative risk-free reference rates. We expect that, going forward, our new USD-denominated investments and any new revolving credit facilities will be indexed to SOFR, absent a significant market shift away from such rate as an accepted benchmark.

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

In addition, the Federal Reserve decreased the federal funds rate twice in 2024. The rate and timing of further rate decreases remains unknown. In addition, there can be no assurance that the Federal Reserve will not make additional upwards adjustments to the federal funds rate in the future to mitigate inflationary pressures. Uncertainty surrounding future Federal Reserve actions and changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such changing interest rates and/or volatility. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Similarly, rising interest rates could also reduce the yield on our investments if such increases on our borrowings exceed any rise in the rate that our investments yield (including any floating rate investments or investments subject to specified minimum interest rates (such as a SOFR floor)).

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

The majority of our investments are, and are expected to continue to be, in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available are determined in good faith under procedures adopted by the Investment Adviser, as the valuation designee (“Valuation Designee”). As the Valuation Designee, the Investment Adviser is primarily responsible for the valuation of our assets, subject to the oversight of the Board, in accordance with Rule 2a-5 under the Investment Company Act. As the Valuation Designee, the Investment Adviser utilizes the services of independent third-party valuation firms (“Independent Valuation Advisors”) engaged by us in determining the fair value of a portion of the securities in our portfolio. Investment professionals from our Investment Adviser also recommend portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Investment Adviser in our valuation process could result in a conflict of interest, as the Management Fee is based in part on our net assets and also because our Investment Adviser is receiving a performance-based Incentive Fee.

In addition, the Investment Adviser may value an identical asset differently than Goldman Sachs, another division or unit within Goldman Sachs, or another Account values the asset, including because Goldman Sachs, or such other division, or unit, or Account has information or uses valuation techniques and models that it does not share with, or that are different from those of the Investment Adviser or from us. These valuation differences for the same asset can result in significant differences in the treatment of such asset by the Investment Adviser, Goldman Sachs, and other divisions or units of Goldman Sachs, and/or among Accounts (for example, with respect to an asset that is a loan, there can be differences when it is determined that such loan is deemed to be on nonaccrual status and/or in default). See “Risks Relating to Our Business and Structure—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

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

For example, as of December 31, 2024, our investments in Financial Services represented 14.4% of our portfolio at fair value. Our investments in Financial Services are subject to a variety of risks, including, but not limited to, market uncertainty, additional or changing government regulations, disclosure requirements, limits on fees, increasing borrowing costs or limits on the terms or availability of credit to such portfolio companies, and other regulatory requirements, each of which may impact the conduct of such portfolio companies. Compliance with changing regulatory requirements will likely impose staffing, legal, compliance and other costs, and administrative burdens upon our funds’ investments in financial services. In addition, as of December 31, 2024, our investments in Hotels, Restaurants & Leisure represented 10.5% of our portfolio at fair value. Our investments in Hotels, Restaurants & Leisure are subject to a variety of risks, including, but not limited to, intense competition, changing technology, the negative impact of regulation, difficulty in obtaining financing, labor disruptions and unexpected events, such as weather conditions, natural catastrophes and any global pandemic or epidemic.

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

We will have the discretion to make any follow-on investments, subject to the availability of capital resources and applicable law. The failure to make, or inability to make, follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements, including the conditions of the Relief, compliance with covenants contained in the JPM Term Loan Facility and agreements governing our indebtedness or compliance with the requirements for maintenance of our qualification for tax treatment as a RIC.

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

Subject to applicable provisions of the Investment Company Act, the regulations promulgated thereunder, and applicable CFTC regulations, we may enter into hedging transactions in a manner consistent with SEC guidance, which may expose us to risks associated with such transactions. Such hedging may utilize instruments such as futures contracts, options on futures contracts, forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may involve counter-party credit risk. To the extent we have non-U.S. investments, particularly non-USD-denominated investments, our hedging costs will increase.

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

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is generally not eligible to be distributed to non-U.S. stockholders free from U.S. federal withholding tax. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could impair the effectiveness of that strategy. See also “—Risks Relating to Our Investments—We are exposed to risks associated with changes in interest rates.”

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

Subject to the requirements of Section 852(a) of the Code, and the terms of any indebtedness or Preferred Units, we intend to (i) distribute to Unitholders, pro rata based on the number of Units held by each Unitholder, before the end of each taxable year net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments), (ii) distribute quarterly investment income (i.e., proceeds received in respect of interest payments, dividends or fees as opposed to proceeds received in connection with the disposition or repayment of an investment), and (iii) distribute substantially all of our investment company taxable income and net capital gain for each taxable year in order to qualify for treatment as a RIC, except that we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. All distributions will be paid at the discretion of our Board of Directors and will depend on such factors as the Board determines to be relevant from time to time, including our earnings, financial condition and compliance with any debt covenants we may be subject to. Accordingly, we may not pay distributions to Unitholders.

The distributions we pay to Unitholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes that would reduce a holder’s adjusted tax basis in its Units and correspondingly increase such holder’s gain, or reduce such holder’s loss, on disposition of such Units. Distributions in excess of a holder’s adjusted tax basis in its Units will constitute capital gains to such holder. Unitholders who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of the RIC’s net ordinary income or capital gains when they are not. Accordingly, Unitholders should read carefully any written disclosure accompanying a distribution from us and the information about the specific tax characteristics of our distributions provided to Unitholders after the end of each calendar year, and should not assume that the source of any distribution is our net ordinary income or capital gains.

If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with U.S. generally accepted accounting principles (“GAAP”) and tax rules, we include in income certain amounts that we have not yet received in cash, such as contractual PIK interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC. We will be subject to a 4% nondeductible federal excise tax on certain undistributed income for a calendar year unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years. We will not be subject to excise taxes on amounts on which we are required to pay corporate income taxes (such as retained net capital gains).

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

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to Unitholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to maintain our qualification for tax treatment as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to Unitholders that will be sufficient to enable us to meet the Annual Distribution Requirement. If we are unable to obtain cash in the amount required for us to make, or if we are restricted from making, sufficient distributions to our Unitholders to meet the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

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

We are not treated as a “publicly offered regulated investment company,” as defined in the Code and, consequently, certain Unitholders will be taxed as though they received a distribution of some of our expenses.

We are not treated as a “publicly offered regulated investment company,” as defined in Section 67 of the Code. As a result, each (i) U.S. Unitholder that is an individual, trust or estate and (ii) Unitholder that is a pass-through entity in which one or more of its partners, stockholders, beneficiaries, participants, or other interest holders is a pass-through entity or a U.S. Unitholder that is an individual, trust or estate (each of (a) and (b), an “affected Unitholder”), will be treated as having received a “deemed” dividend from us in the amount of such Unitholder’s allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such affected Unitholder. Miscellaneous itemized deductions of a U.S. Unitholder that is an individual, trust or estate are disallowed for tax years beginning before January 1, 2026 and thereafter generally are (i) deductible by such U.S. Unitholders only to the extent that the aggregate of such U.S. Unitholder’s miscellaneous itemized deductions exceeds 2% of such U.S. Unitholder’s adjusted gross income for U.S. federal income tax purposes, (ii) not deductible for purposes of the alternative minimum tax, and (iii) subject to the overall limitation on itemized deductions under the Code.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

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
•
Mobile security, through the use of mobile applications;
•
Data security, including cryptography and encryption, database security, data erasure and media disposal;
•
Cloud computing, including governance and security of cloud applications, and software-as-a-service data;
•
Onboarding protocols;
•
Technology operations, including change management, incident management, capacity and resilience; and
•
Third-party risk management, including vendor management and governance, and cybersecurity and business resiliency diligence in vendor assessments.

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

ITEM 2. PROPERTIES

We maintain our principal executive office at 200 West Street, New York, New York 10282. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

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

Unitholders

As of March 4, 2025, there were approximately two holders of record of our Units.

Sales of Unregistered Securities

The following table summarizes the total Units issued and proceeds received related to unregistered sales of our Units.

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
December 20, 2024	124,735	$3.00
Total Capital drawdowns	124,735	$3.00

We did not issue a capital drawdown for the year ended December 31, 2023.

Each purchaser of Units was required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of Units sold outside the United States, not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) was acquiring the Units purchased by it for investment and not for resale or distribution. We do not engage in general solicitation or advertising and do not offer securities to the public, in connection with such issuances and sales.

In addition, 6,365,622 Units were issued to the Buyer in the Merger, and 452 Units were issued to an additional investor, at a price of approximately $22.12 per Unit at the effective time of the Merger. Additionally, at the effective time of the Merger, the Buyer contributed its wholly-owned subsidiary, Pantheon Silver, to us, in exchange for 8,394,088 Units at a price of $24.05 per Unit, for aggregate total proceeds in the amount of approximately $201.9 million.

Each of the issuances and sales of the Units above was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D or Regulation S under the Securities Act.

Because the Units were acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Units may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted and (ii) the Units are registered under applicable securities laws or specifically exempted from registration (in which case the Unitholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Units until we are liquidated. No sale, transfer, assignment, pledge or other disposition of Units, whether voluntary or involuntary, may be made except by registration of the transfer on our books. Each transferee will be required to execute our LLC Agreement pursuant to which they will agree to be bound by these restrictions and the other restrictions imposed on the Units.

Distributions

Subject to the requirements of Section 852(a) of the Code, and the terms of any indebtedness or Preferred Units, we intend to (i) distribute to Unitholders, pro rata based on the number of Units held by each Unitholder, before the end of each taxable year, or in certain cases, during the following taxable year, net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments), except to the extent such proceeds from repayment or disposition are retained to pay, and/or establish reserves for, our actual or anticipated expenses, liabilities, including the payment or repayment of indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, or other obligations, contingent or otherwise, including the Management Fee (as defined below), whether incurred before or after the end of the investment period, (ii) distribute quarterly investment income (i.e. proceeds received in respect of interest payments, dividends or fees as opposed to proceeds received in connection with the disposition or repayment of an Investment) commencing with the quarter ended December 31, 2016, and (iii) distribute substantially all of our investment company taxable income and net capital gain for each taxable year in order to maintain our qualification for tax treatment as a RIC.

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

The following tables summarize the distributions declared on our Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Year Ended December 31, 2024
February 27, 2024	April 2, 2024	May 8, 2024	$2.11	(1)
May 1, 2024	July 2, 2024	August 5, 2024	$9.00	(1)
August 8, 2024	October 2, 2024	November 4, 2024	$0.62	(1)
November 7, 2024	December 31, 2024	January 30, 2025	$0.36
For the Year Ended December 31, 2023
August 1, 2023	August 1, 2023	August 15, 2023	$2.06
November 8, 2023	November 9, 2023	November 20, 2023	$1.40
November 1, 2023	December 29, 2023	January 31, 2024	$1.27

(1)
Return of capital distribution.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. On December 17, 2024, we completed our previously announced acquisition by the Buyer, pursuant to the Merger Agreement, by and among us, the Buyer, and Merger Sub. Pursuant to the Merger Agreement, Merger Sub was merged with us, with us surviving as a wholly owned subsidiary of the Buyer. In connection with the Merger, our name was changed to Silver Capital Holdings LLC. References to “we,” “us,” “our,” and the “Company,” mean Silver Capital Holdings LLC or Goldman Sachs Private Middle Market Credit LLC, together with its consolidated subsidiaries, as the context may require. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refer to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through December 31, 2024, we originated approximately $2.34 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages.”

The Merger with Silver Merger Sub LLC and In-Kind Contribution

On December 17, 2024, we completed our previously announced acquisition by Pantheon Silver Holdings LLC, a Delaware limited liability company (“Buyer”), pursuant to the Agreement and Plan of Merger, dated October 31, 2024 (the “Merger Agreement”), by and among us, the Buyer, and Silver Merger Sub LLC, a wholly owned subsidiary of the Buyer (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub was merged with us, with us surviving as a wholly owned subsidiary of the Buyer (the “Merger”).

In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding common unit (a “Unit”), other than our Units held by us or the Buyer or any of their respective consolidated subsidiaries, was automatically converted into the right to receive an amount in cash equal to $24.05 per Unit. In addition, 6,365,622 Units were issued to the Buyer in the Merger, and 452 Units were issued to an additional investor, at a price of $22.12 per Unit.

In-Kind Contribution

At the effective time of the Merger, the Buyer contributed its wholly-owned subsidiary, Pantheon Silver LLC, a Delaware limited liability company (“Pantheon Silver”), to us in exchange for 8,394,088 Units at a price of $24.05 per Unit (the “In-Kind Contribution”). Also on December 17, 2024, following the effective time of the Merger and after giving effect to the In-Kind Contribution, Pantheon Silver merged with and into Goldman Sachs Private Middle Market Credit SPV II LLC, our wholly-owned subsidiary, with Goldman Sachs Private Middle Market Credit SPV II LLC surviving as our wholly-owned. For more information about the In-Kind Contribution, see Note 13 “The Merger and In-Kind Contribution” to our consolidated financial statements included in this report.

For more information about the Merger, see Note 13 “The Merger and In-Kind Contribution” to our consolidated financial statements included in this report.

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

Expenses

Our primary operating expenses include the payment of the management fee (the “Management Fee”) and the incentive fee (the “Incentive Fee”) to our Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. Pursuant to an investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”), Company expenses borne by us in the ordinary course on an annual basis (excluding Management Fees, Incentive Fees, organizational and start-up expenses and leverage-related expenses (including among other things, participation related expenses)) will not exceed an amount equal to $4,250,000 (formerly 0.5% of the aggregate amount of commitments), provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. We bear all other expenses of our operations and transactions in accordance with our Investment Advisory Agreement and administration agreement (the “Administration Agreement”), including:

•
our operational and organizational expenses;
•
fees and expenses, including travel expenses, incurred by our Investment Adviser or payable to third parties related to our investments, including, among others, professional fees (including the fees and expenses of consultants and experts) and fees and expenses relating to, or associated with, evaluating, monitoring, researching and performing due diligence on investments and prospective investments;
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
•
legal, auditing or accounting expenses;
•
taxes or governmental fees;
•
the fees and expenses of our administrator, transfer agent and/or sub-transfer agent;
•
the cost of preparing unit certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of our Units;
•
the expenses of and fees for registering or qualifying our Units for sale and of maintaining our registration or qualifying and registering us as a broker or a dealer;
•
the fees and expenses of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the Investment Company Act affiliated with our Investment Adviser;
•
the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by our limited liability company agreement or other organizational documents insofar as they govern agreements with any such custodian;
•
the cost of preparing and distributing reports, proxy statements and notices to our Unitholders, the SEC and other regulatory authorities;
•
insurance premiums; and
•
costs of holding Unitholder meetings; and

•
costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of our business.

Our Investment Adviser will not be required to pay expenses of activities which are primarily intended to result in sales of our Units, including, but not limited to, all costs and expenses associated with the preparation and distribution of an offering memorandum, a subscription agreement, if applicable, a registration statement or an equity holder application form or any other offering or disclosure document required by applicable law.

We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Leverage

We may borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). Our revolving credit facility with JPMorgan Chase Bank, National Association (the "JPM Revolving Credit Facility") was fully repaid on May 8, 2024 and was terminated effective May 31, 2024. As of December 31, 2024, there was $293.13 million in outstanding principal under the JPM Term Loan Facility. As of December 31, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 219% and 726%. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as us, an offer to repurchase shares held by the BDC’s shareholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if stockholders approve a proposal to do so. If a BDC receives stockholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the "Board of Directors" or the "Board") of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$474.88	$419.99	$337.58	$322.42
First Lien/Last-Out Unitranche	144.13	142.22	67.23	64.84
Second Lien/Senior Secured Debt	20.47	16.94	62.23	52.75
Unsecured Debt	13.53	—	19.18	19.34
Preferred Stock	4.83	—	6.33	3.09
Common Stock	4.59	3.35	6.49	5.88
Warrants	1.23	—	1.34	0.08
Total investments	$663.66	$582.50	$500.38	$468.40

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.0%	21.5%	12.8%	15.7%
First Lien/Last-Out Unitranche(2)(3)	12.0	13.0	13.2	15.0
Second Lien/Senior Secured Debt(2)	11.0	11.0	12.7	14.7
Unsecured Debt(2)	—	—	15.2	15.9
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	10.1%	19.0%	12.6%	15.2%

(1)
The weighted average yield of our portfolio does not represent the total return to our Unitholders.
(2)
Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual status and non-income producing investments) at amortized cost or fair value.
(3)
The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.
(4)
Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual status and non-income producing investments) at amortized cost or fair value.

The decrease in total portfolio yield at cost was primarily driven by Lithium Technologies, Inc. and Wine.com being placed on non-accrual status. The increase in total portfolio yield at fair value was primarily driven by the financial underperformance of Streamland Midco LLC (formerly known as Picture Head Midco LLC). Within First Lien/Senior Secured Debt, the decrease in weighted average yield at cost was primarily driven by placing Lithium Technologies, Inc. on non-accrual status and the increase in weighted average yield at fair value was primarily driven by financial underperformance of Streamland Midco LLC (formerly known as Picture Head Midco LLC). Within First Lien/Last-Out Unitranche, the decrease in weighted average yield at cost and fair value were due to a decline in interest rates and portfolio composition changes in connection with the Merger and In-Kind Contribution. Within Second Lien/Senior Secured Debt, the decrease in weighted average yield at cost and fair value were primarily driven by the exit of Genesis Acquisition Co. and Recipe Acquisition Corp. (dba Roland Foods). Within Unsecured Debt, the decrease in weighted average yield at cost and fair value was primarily driven by the sale of Zodiac Intermediate, LLC (dba Zipari), a first lien debt investment, to mPulse Mobile, Inc. (dba Zipari Inc.), a non-income producing security.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	December 31, 2024	December 31, 2023
Number of portfolio companies	32	19
Percentage of performing debt bearing a floating rate(1)	100.0%	98.3%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	1.7%
Weighted average leverage (net debt/EBITDA)(3)	5.9x	6.5x
Weighted average interest coverage(3)	1.9x	1.3x
Median EBITDA(3)	$38.00 million	$61.92 million

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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of December 31, 2024 and December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 20.1% and 25.2% of total debt investments at fair value.

Our Investment Adviser monitors on an ongoing basis the financial trends of each portfolio company to determine if it is meeting its respective business plan and to assess the appropriate course of action for each portfolio company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following: (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in Board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.

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

	As of
	December 31, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$24.75	5.3%
Grade 2	502.37	86.2	308.80	65.9
Grade 3	51.70	8.9	131.01	28.0
Grade 4	28.43	4.9	3.84	0.8
Total Investments	$582.50	100.0%	$468.40	100.0%

The decrease in investments with a Grade 1 investment performance rating was driven by the exit of an investment with an aggregate fair value of $24.75 million. The increase in investments with a Grade 2 investment performance rating was primarily driven by the In-Kind Contribution of investments with an aggregate fair value of $362.87 million with a Grade 2 investment performance rating. The decrease in investments with a Grade 3 investment performance rating was primarily driven by investments with an aggregate fair value of $22.61 million being downgraded to a Grade 4 investment performance rating, due to financial underperformance and the exit of investments with an aggregate fair value of $21.55 million for the year ended December 31, 2024. The increase in investments with a Grade 4 investment performance rating was primarily driven by investments with an aggregate fair value of $22.61 million being downgraded from a Grade 3 investment performance rating due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	December 31, 2024		December 31, 2023
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$574.60	86.6%	$486.97	97.3%
Non-accrual	89.06	13.4	13.41	2.7
Total Investments	$663.66	100.0%	$500.38	100.0%

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

The following table shows our investment activity by investment type(1)(2):

	For the Years Ended December 31,
	2024	2023
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$4.07	$34.88
Second Lien/Senior Secured Debt	1.92	—
Total	$5.99	$34.88
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$146.25	$2.60
First Lien/Last-Out Unitranche	0.21	0.14
Second Lien/Senior Secured Debt	44.87	95.91
Unsecured Debt	8.87	—
Preferred Stock	3.65	—
Common Stock	2.51	5.29
Total	$206.36	$103.94
Net increase (decrease) in portfolio	$(200.37)	$(69.06)
Number of existing portfolio companies with new investment commitments	3	1
Total new investment commitment amount in existing portfolio companies	$5.99	$34.88
Weighted average remaining term for new investment commitments (in years)(3)	1.2	4.8
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates	0.0%	0.0%
Weighted average yield on new debt and income producing investment commitments(4)	12.6%	9.4%
Weighted average yield on new investment commitments(5)	12.6%	9.4%
Weighted average yield on debt and income producing investments sold or repaid(6)	15.7%	13.3%
Weighted average yield on investments sold or repaid(7)	15.2%	12.7%

(1)
New investment commitments are shown net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial closing. Figures for new investment commitments may also include positions originated during the period but not held at the reporting date. Figures for investments sold or repaid, excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
(2)
In December 2024, in connection with the In-Kind Contribution, investments of $363.20 million at fair value and unfunded loan commitments totaling $30.05 million were contributed. The investments contributed consisted of 53 investments in 21 portfolio companies. As of December 31, 2024, the senior secured loans contributed had a weighted average yield at amortized cost and fair value of 11.1% and 11.1%. The impact of this transaction is excluded from the information presented in the table. For additional information, see Note 13 “The Merger and In-Kind Contribution” in our consolidated financial statements included in this report.
(3)
Calculated as of the end of the relevant period and the maturity date of the individual investments.
(4)
Computed based on (a) the annual actual interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are on non-accrual status. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.
(5)
Computed based on (a) the annual actual interest rate on new investment commitments, divided by (b) the total new investment commitments (including investments on non-accrual status and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.
(6)
Computed based on (a) the annual actual interest rate on debt and income producing investments sold or paid down, divided by (b) the total debt and income producing investments sold or paid down. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments and investments that are on non-accrual status.
(7)
Computed based on (a) the annual actual interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual status and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments.

RESULTS OF OPERATIONS

The comparison for the years ended December 31, 2023 and 2022 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended December 31, 2023.

Our operating results were as follows:

	For the Years Ended December 31,
	2024	2023
	($ in millions)
Total investment income	$48.56	$70.48
Net expenses	1.42	27.66
Net investment income	47.14	42.82
Net realized gain (loss) on investments	(13.89)	(48.09)
Net unrealized appreciation (depreciation) on investments	(48.06)	58.18
Net realized and unrealized gain (losses) on forward contracts, translations and transactions	1.09	(0.84)
Income tax (provision) benefit, realized and unrealized gain/loss	0.18	0.23
Net increase (decrease) in Members’ Capital from operations	$(13.54)	$52.30

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Years Ended December 31,
	2024	2023
	($ in millions)
Interest	$35.99	$62.27
Payment-in-kind	9.74	5.17
Dividend income	2.49	2.83
Other income	0.34	0.21
Total investment income	$48.56	$70.48

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, decreased from $62.27 million for the year ended December 31, 2023 to $35.99 million for the year ended December 31, 2024, primarily due to a decrease in the size of our portfolio prior to the In-Kind contribution.
•
PIK income from investments increased from $5.17 million for the year ended December 31, 2023 to $9.74 million for the year ended December 31, 2024, primarily due to the increase in the number of investments earning PIK income.

Expenses

Our expenses were as follows:

	For the Years Ended December 31,
	2024	2023
	($ in millions)
Interest and other debt expenses	$2.56	$9.85
Management fees	5.12	6.17
Incentive fees	(11.71)	9.23
Professional fees	1.11	1.12
Administration and custodian fees	0.51	0.57
Directors’ fees	0.20	0.21
Other general and administrative expenses	0.99	0.51
Transaction Costs	2.64	—
Total expenses	$1.42	$27.66

In the table above:

•
Interest and other debt expenses decreased from $9.85 million for the year ended December 31, 2023 to $2.56 million for the year ended December 31, 2024. The decrease was primarily driven by the repayments on our JPM Revolving Credit Facility, which was fully repaid on May 8, 2024 and terminated effective May 31, 2024.
•
Incentive fees decreased from $9.23 million for the year ended December 31, 2023 to $(11.71) million for the year ended December 31, 2024. The decrease was primarily driven by the discount given to the Buyer for our investments acquired in connection with the Merger.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Years Ended December 31,
	2024	2023
	(in millions)
Recipe Acquisition Corp. (dba Roland Foods)	$2.06	$—
Other, net(1)	0.60	(0.70)
Diligent Corporation	(1.97)	—
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	(14.58)	—
Yasso, Inc.	—	3.93
Vantage Mobility International, LLC	—	(22.23)
National Spine and Pain Centers, LLC	—	(29.09)
Net realized gain (loss)	$(13.89)	$(48.09)

(1) Amount rounds to less than $0.01.

For the year ended December 31, 2024, net realized losses were primarily driven by the exit of all of our investments in Hollander Intermediate LLC (dba Bedding Acquisition, LLC), which resulted in a realized loss of $14.58 million, partially offset by the realized gain of $2.06 million on the exit of all our investments in Recipe Acquisition Corp. (dba Roland Foods).

For the year ended December 31, 2023, net realized losses were primarily driven by the exit of our investments in two portfolio companies. In February 2023, we fully exited our second lien debt investment and common stock investment in National Spine and Pain Centers, LLC, which resulted in a realized loss of $29.09 million. In December 2023, we fully exited our first lien debt investment, first lien/last-out unitranche, common stock and preferred stock investments in Vantage Mobility International, LLC, which resulted in a realized loss of $22.23 million.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Years Ended December 31,
	2024	2023
	($ in millions)
Unrealized appreciation	$14.15	$71.04
Unrealized depreciation	(62.21)	(12.86)
Net change in unrealized appreciation (depreciation) on investments	$(48.06)	$58.18

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31, 2024
($ in millions)
Portfolio Company:
Chase Industries, Inc. (dba Senneca Holdings)	$4.02
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	2.86
CorePower Yoga LLC	2.23
Other, net(1)	1.28
Wine.com, LLC	1.17
Acuity Specialty Products, Inc. (dba Zep Inc.)	1.66
SPay, Inc. (dba Stack Sports)	(0.94)
Recipe Acquisition Corp. (dba Roland Foods)	(1.48)
Streamland Media Midco LLC(2)	(9.35)
Wine.com, Inc.	(11.72)
Lithium Technologies, Inc.	(37.79)
Total	$(48.06)

(1)
For the year ended December 31, 2024, Other, net includes gross unrealized appreciation of $2.22 million, and gross unrealized depreciation of $(0.94) million.
(2)
Formerly known as Picture Head Midco LLC.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2024 was primarily driven by the financial underperformance of Lithium Technologies, Inc., Wine.com, Inc. and Streamland Media Midco LLC (formerly known as Picture Head Midco LLC).

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

(1)
For the year ended December 31, 2023 Other, net includes gross unrealized appreciation of $4.82 million, and gross unrealized depreciation of $(1.33) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” The JPM Revolving Credit Facility was fully repaid on May 8, 2024 and was terminated effective May 31, 2024. As of December 31, 2024, there was $293.13 million in outstanding principal under the JPM Term Loan Facility. As of December 31, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 219% and 726%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

We had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2024			December 31, 2023
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Units	$162.88	$19.09	88%	$1,097.43	$60.36	95%

The following table summarizes the securities issued and proceeds related to such issuances:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
December 20, 2024	124,735	$3.00
Total Capital drawdowns	124,735	$3.00

At the effective time of the Merger, 6,365,622 Units were issued to the Buyer in the Merger, and 452 Units were issued to an additional investor, at a price of $22.12 per Unit. In addition, at the effective time of the Merger, the Buyer contributed its wholly-owned subsidiary, Pantheon Silver, to us, in exchange for 8,394,088 Units at a price of $24.05 per Unit, or approximately $201.9 million in the aggregate.

We did not issue a capital drawdown for the year ended December 31, 2023.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of December 31, 2024:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Term Loan Facility(1)	$293.13	$—	$293.13	$—	$—
JPM Revolving Credit Facility(2)	$—	$—	$—	$—	$—

(1)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $293.13 million.
(2)
The JPM Revolving Credit Facility was fully repaid on May 8, 2024 and was terminated effective May 31, 2024.

JPM Term Loan Facility

On December 17, 2024, we became party to and assumed all of Buyer’s obligations under the Loan and Security Agreement, dated as of October 25, 2024, among JPMorgan Chase Bank, National Association (“JPM”), Buyer, as the initial portfolio manager, and the lenders party thereto (the “JPM Term Loan Facility”), as amended by the Amendment No. 1 and Joinder to Loan and Security Agreement, dated as of December 17, 2024 (the “JPM Term Loan Facility Amendment”), including borrowings of approximately $293.13 million outstanding as of December 17, 2024 (after giving effect to the Merger Advance, as defined below). The JPM Term Loan Facility Amendment, among other things, (i) joined us, as the parent and portfolio manager (and released Buyer as the parent and portfolio manager), (ii) replaced Pantheon Silver LLC with Goldman Sachs Private Middle Market Credit SPV II LLC, our wholly-owned subsidiary (“SPV II”), as borrower, and (iii) joined State Street Bank and Trust Company, as collateral agent, securities intermediary and collateral administrator.

Pursuant to the JPM Term Loan Facility, the lenders agreed to extend credit to SPV II in an aggregate principal amount, as of December 17, 2024, of up to $340.0 million, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on loan collateral. In connection with the Merger, the lenders extended an aggregate principal amount of approximately $76.61 million (the “Merger Advance”) to finance a portion of the consideration payable our members in the Merger. All undrawn commitments expired upon the extension of the Merger Advance, and there are no unexercised accordion provisions. As of December 31, 2024, no further advances may be made under the JPM Term Loan Facility.

Advances under the JPM Term Loan Facility were made in U.S. dollars. The interest charged on the JPM Term Loan Facility is based on 3-month Term SOFR (or, if Term SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), plus an applicable margin of 2.40%. Any amounts outstanding under the JPM Term Loan Facility must be repaid by October 25, 2027.

SPV II’s obligations to the lenders under the JPM Term Loan Facility are secured by a first priority security interest in all of SPV II’s portfolio of investments and cash. The obligations of SPV II under the JPM Term Loan Facility are non-recourse to us, and our exposure under the JPM Term Loan Facility is limited to the value of our investment in SPV II, subject to certain indemnification obligations.

The JPM Term Loan Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Term Loan Facility contains customary events of default for similar financing transactions, including if a change of control of SPV II occurs or if we were no longer the portfolio manager of SPV II. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Term Loan Facility immediately due and payable. As of December 31, 2024, the Company and SPV II were in compliance with these covenants.

For further details, see Note 6 “Debt—JPM Term Loan Facility” to our consolidated financial statements included in this report.

JPM Revolving Credit Facility

On November 21, 2017, Goldman Sachs Private Middle Market Credit SPV LLC (“SPV”), our wholly-owned subsidiary, entered into the JPM Revolving Credit Facility. JPM served as administrative agent, State Street Bank and Trust Company served as collateral agent, collateral administrator, bank and securities intermediary and we served as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company also acted as our transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian. The Company amended the JPM Revolving Credit Facility on numerous occasions between August 17, 2018 and May 10, 2023. Effective May 31, 2024, the JPM Revolving Credit Facility was terminated and SPV was released from its obligations to the lenders.

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

The JPM Revolving Credit Facility was a multicurrency facility. As of December 31, 2024, the total commitments under the JPM Revolving Credit Facility were $0.0 million. All amounts outstanding under the JPM Revolving Credit Facility were fully repaid on May 8, 2024 and the JPM Revolving Credit Facility was terminated effective May 31, 2024.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	December 31, 2024	December 31, 2023
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$27.84	$7.74
First Lien/Last-Out Unitranche	2.98	—
Second Lien/Senior Secured Debt	0.48	—
Total	$31.30	$7.74

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Non-Accrual Investments, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under “Risk Factors” in this report.

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

RECENT DEVELOPMENTS

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period January 1, 2025 through March 31, 2025, payable on or about April 29, 2025 to Unitholders of record as of April 2, 2025.

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

As of December 31, 2024 and December 31, 2023, on a fair value basis, approximately 0% and 1.7%, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 100% and 98.3%, of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bore interest at a floating rate. Our borrowings under the JPM Term Loan Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2024 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2024 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$13.65	$(6.72)	$6.93
Up 200 basis points	9.10	(4.48)	4.62
Up 100 basis points	4.55	(2.24)	2.31
Up 75 basis points	3.41	(1.68)	1.73
Up 50 basis points	2.28	(1.12)	1.16
Up 25 basis points	1.14	(0.56)	0.58
Down 25 basis points	(1.14)	0.56	(0.58)
Down 50 basis points	(2.28)	1.12	(1.16)
Down 75 basis points	(3.41)	1.68	(1.73)
Down 100 basis points	(4.55)	2.24	(2.31)
Down 200 basis points	(9.10)	4.48	(4.62)
Down 300 basis points	(13.65)	6.72	(6.93)

We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the Investment Company Act, applicable CFTC regulations and in a manner consistent with SEC guidance. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SILVER CAPITAL HOLDINGS LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders of Silver Capital Holdings LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of Silver Capital Holdings LLC and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in members’ capital and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in its members’ capital and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the agent banks, portfolio company investees, broker and transfer agent; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 4, 2025

We have served as the auditor of one or more investment companies in the Goldman Sachs Business Development Companies group since 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Silver Capital Holdings LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	December 31, 2024	December 31, 2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $660,307 and $495,130)	$579,141	$462,522
Non-controlled affiliated investments (cost of $3,354 and $5,254)	3,354	5,880
Total investments, at fair value (amortized cost of $663,661 and $500,384)	$582,495	$468,402
Investments in affiliated money market fund (cost of $288 and $53,866)	288	53,866
Cash	79,248	11,340
Interest and dividends receivable	5,705	8,126
Deferred financing costs	840	619
Other assets	87	291
Total assets	$668,663	$542,644
Liabilities
Debt	$293,132	$63,082
Interest and other debt expenses payable	2,822	1,339
Management fees payable	957	1,538
Incentive fees payable	4,420	56,836
Distribution payable	5,359	13,579
Unrealized depreciation on foreign currency forward contracts	—	178
Secured borrowings	1,818	—
Accrued expenses and other liabilities	4,130	758
Payable for units subscribed (Note 13)	6,315	—
Total liabilities	$318,953	$137,310
Commitments and contingencies (Note 8)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Units (14,884,897 and 10,687,877 units issued and outstanding as of December 31, 2024 and December 31, 2023)	506,006	548,420
Distributable earnings (loss)	(156,296)	(143,086)
Total members’ capital	$349,710	$405,334
Total liabilities and members’ capital	$668,663	$542,644
Net asset value per unit	$23.49	$37.92

The accompanying notes are an integral part of these consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

	For the Years Ended December 31,
	2024	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$35,989	$62,272	$62,879
Payment-in-kind income	9,742	5,169	3,948
Other income	340	205	776
From non-controlled affiliated investments:
Dividend income	2,489	2,832	1,203
Total investment income	$48,560	$70,478	$68,806
Expenses:
Interest and other debt expenses	$2,566	$9,848	$12,379
Management fees	5,118	6,171	6,851
Incentive fees	(11,705)	9,230	(3,881)
Professional fees	1,107	1,126	834
Administration and custodian fees	507	567	628
Directors’ fees	198	206	207
Other general and administrative expenses	989	511	640
Transaction costs	2,644	—	—
Total expenses	$1,424	$27,659	$17,658
Net investment income	$47,136	$42,819	$51,148
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(14,496)	$(48,091)	$(12,549)
Non-controlled affiliated investments	605	—	—
Foreign currency forward contracts	(174)	—	91
Foreign currency and other transactions	2,648	69	(474)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(47,433)	58,671	(61,541)
Non-controlled affiliated investments	(626)	(492)	(348)
Foreign currency forward contracts	178	(28)	(196)
Foreign currency translations	(1,562)	(878)	1,890
Net realized and unrealized gains (losses)	$(60,860)	$9,251	$(73,127)
(Provision) benefit for taxes on realized gain/loss on investments	$—	$—	$—
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	185	232	(14)
Net increase (decrease) in members’ capital from operations	$(13,539)	$52,302	$(21,993)
Weighted average units outstanding	10,858,864	10,687,877	10,687,877
Basic and diluted net investment income per unit	$4.34	$4.01	$4.79
Basic and diluted earnings per unit	$(1.25)	$4.89	$(2.06)

The accompanying notes are an integral part of these consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

	For the Years Ended December 31,
	2024	2023	2022

Members’ capital at beginning of period	$405,334	$403,611	$585,604
Increase (decrease) in members’ capital from operations:
Net investment income	$47,136	$42,819	$51,148
Net realized gain (loss)	(11,417)	(48,022)	(12,932)
Net change in unrealized appreciation (depreciation)	(49,443)	57,273	(60,195)
(Provision) benefit for taxes on realized gain/loss on investments	—	—	—
(Provision) benefit for unrealized appreciation/depreciation on investments	185	232	(14)
Net increase (decrease) in members’ capital from operations	$(13,539)	$52,302	$(21,993)
Distributions to unitholders from:
Return of capital	$(125,320)	$—	$(114,654)
Distributable earnings	(5,385)	(50,579)	(45,346)
Total distributions to unitholders	$(130,705)	$(50,579)	$(160,000)
Capital transactions:
Issuance of units	$345,674	$—	$—
Cancellation of units (Note 9)	(257,054)	—	—
Net increase in members’ capital from capital transactions	$88,620	$—	$—
Total increase (decrease) in members’ capital	$(55,624)	$1,723	$(181,993)
Members’ capital at end of period	$349,710	$405,334	$403,611
Distributions per unit	$12.09	$4.73	$14.97

The accompanying notes are an integral part of these consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

	For the Years Ended December 31,
	2024	2023	2022

Cash flows from operating activities:
Net increase (decrease) in members’ capital from operations:	$(13,539)	$52,302	$(21,993)
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(6,531)	(5,556)	(10,945)
Payment-in-kind interest capitalized	(10,651)	(4,650)	(3,849)
Investments in affiliated money market fund, net	53,578	8,508	62,753
Proceeds from sales of investments and principal repayments	207,504	75,374	224,552
Net realized (gain) loss on investments	13,891	48,091	12,574
Net change in unrealized (appreciation) depreciation on investments	48,059	(58,179)	61,889
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(151)	66	(7)
Amortization of premium and accretion of discount, net	(2,102)	(2,470)	(5,363)
Amortization of deferred financing costs	631	923	1,343
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	5,428	(247)	(317)
(Increase) decrease in other assets	204	(186)	(37)
Increase (decrease) in interest and other debt expenses payable	(493)	(1,072)	(271)
(Decrease) increase in management fees payable	(581)	9	(631)
(Decrease) Increase in incentive fees payable	(52,416)	9,230	(3,881)
Increase (decrease) in accrued expenses and other liabilities	3,045	(256)	(120)
Net cash provided by operating activities	$245,876	$121,887	$315,697
Cash flows from financing activities:
Proceeds from issuance of units	$204,332	$—	$—
Distributions paid	(138,926)	(37,000)	(160,000)
Financing costs paid	(579)	(345)	(34)
Cancellation of units	(257,054)	—	—
Borrowings on debt	76,606	—	—
Repayments of debt	(63,082)	(83,165)	(160,995)
Secured borrowings	762	—	—
Net cash provided by (used for) financing activities	$(177,941)	$(120,510)	$(321,029)
Net increase in cash	67,935	1,377	(5,332)
Effect of foreign exchange rate changes on cash and cash equivalents	(27)	(38)	203
Cash, beginning of period	11,340	10,001	15,130
Cash, end of period	$79,248	$11,340	$10,001
Supplemental and non-cash activities
Interest expense paid	$2,379	$9,918	$11,202
Securities contributed in-kind at Fair Market Value	$363,205	$—	$—
Accrued but unpaid distributions	$5,359	$13,579	$—
Accrued but unpaid deferred financing cost	$273	$—	$—
Interest and dividends receivable, contributed as part of In-kind contribution	$3,007	$—	$—
Interest and other debt expenses payable, contributed as part of In-kind contribution	$1,976	$—	$—
Accrued expenses and other liabilities, contributed as part of In-kind contribution	$6,368	$—	$—
Debt contributed as part of In-kind contribution	$216,526	$—	$—
Exchange of investments	$2,053	$52,400	$37,190

The accompanying notes are an integral part of these consolidated financial statements

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of December 31, 2024

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 165.6%
United States - 165.6%
1st Lien/Senior Secured Debt - 120.1%
ITS Buyer Inc (dba ITS Logistics)	Air Freight & Logistics	10.35%	S + 5.50%	06/14/26	$25,756	$25,505	$25,498	(5)
ITS Buyer Inc (dba ITS Logistics)	Air Freight & Logistics		S + 5.50%	06/14/26	4,613	(45)	(46)	(5) (6)
Acuity Specialty Products, Inc. (dba Zep Inc.)	Chemicals	8.25%	S + 4.00%	10/02/28	34,529	34,529	34,184	(5) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	10.35%	S + 5.50%	06/29/27	14,987	14,879	14,837	(5) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.50%	06/29/27	443	(3)	(4)	(6) (7) (8)
Marquis Software Solutions Inc	Consumer Finance	9.71%	S + 5.25%	11/29/26	9,292	8,928	8,921	(5)
Marquis Software Solutions Inc	Consumer Finance	9.71%	S + 5.25%	11/29/26	1,076	539	538	(5) (6)
Marquis Software Solutions Inc	Consumer Finance	9.71%	S + 5.25%	11/29/26	383	368	368	(5)
CDM Fitness Holdings, LLC	Consumer Staples Distribution & Retail	10.73%	S + 6.25%	06/17/26	26,062	25,808	25,801	(5)
CDM Fitness Holdings, LLC	Consumer Staples Distribution & Retail		S + 6.25%	06/17/26	1,083	(11)	(11)	(5) (6)
CDM Fitness Holdings, LLC	Consumer Staples Distribution & Retail	10.73%	S + 6.25%	06/17/26	538	191	192	(5) (6)
CorePower Yoga LLC	Diversified Consumer Services	11.73%	S + 7.25% (Incl. 1.25% PIK)	05/14/26	17,230	17,125	16,540	(5) (7) (8)
CorePower Yoga LLC	Diversified Consumer Services	10.54%	S + 6.00%	05/14/26	1,070	632	595	(6) (7) (8)
Splash Car Wash Inc	Diversified Consumer Services	11.09%	S + 6.50%	06/30/26	15,728	15,574	15,570	(5)
Splash Car Wash Inc	Diversified Consumer Services	11.01%	S + 6.50%	06/30/26	2,003	582	581	(5) (6)
Splash Car Wash Inc	Diversified Consumer Services	11.01%	S + 6.50%	06/30/26	668	661	661	(5)
Streamland Media Midco LLC	Entertainment	14.09%	S + 9.50% (Incl. 2.75% PIK)	03/31/25	28,293	28,309	17,683	(7) (8) (9)
Streamland Media Midco LLC	Entertainment	14.09%	S + 9.50% (Incl. 2.75% PIK)	03/31/25	1,574	1,575	1,889	(7) (8)
Streamland Media Midco LLC	Entertainment	14.09%	S + 9.50% (Incl. 2.75% PIK)	03/31/25	1,574	1,574	1,574	(7) (8)
Streamland Media Midco LLC	Entertainment	14.09%	S + 9.50% (Incl. 2.75% PIK)	03/31/25	509	509	524	(7) (8)
Streamland Media Midco LLC	Entertainment	14.09%	S + 9.50% (Incl. 2.75% PIK)	03/31/25	509	509	509	(7) (8)
Celero Commerce LLC	Financial Services	10.18%	S + 5.50%	10/23/25	18,477	18,433	18,431	(5)
Celero Commerce LLC	Financial Services		S + 5.50%	10/23/25	947	(2)	(2)	(5) (6)
Keystone Purchaser LLC (dba Bridgeway)	Ground Transportation	10.22%	S + 5.75%	05/07/27	18,961	18,774	18,771	(5) (8)
Keystone Purchaser LLC (dba Bridgeway)	Ground Transportation	10.22%	S + 5.75%	05/07/27	2,597	2,571	2,571	(5) (8)
Keystone Purchaser LLC (dba Bridgeway)	Ground Transportation		S + 5.75%	05/07/27	2,342	(23)	(23)	(5) (6) (8)
HAI Hospitality, Inc.	Hotels, Restaurants & Leisure	10.67%	S + 5.50%	12/06/28	9,270	9,179	9,177	(5) (8)
HAI Hospitality, Inc.	Hotels, Restaurants & Leisure		S + 5.50%	12/06/28	4,362	(43)	(44)	(5) (6) (8)
HAI Hospitality, Inc.	Hotels, Restaurants & Leisure		S + 5.50%	12/06/28	1,636	(16)	(16)	(5) (6) (8)
KBP BRANDS, LLC	Hotels, Restaurants & Leisure	10.10%	S + 5.50%	05/26/27	21,752	21,538	21,535	(5) (8)
KBP BRANDS, LLC	Hotels, Restaurants & Leisure	10.09%	S + 5.50%	05/26/27	10,557	10,453	10,452	(5) (8)
PF Atlantic Holdco 2, LLC	Hotels, Restaurants & Leisure	10.01%	S + 5.50%	11/12/27	11,288	11,176	11,175	(5) (8)
PF Atlantic Holdco 2, LLC	Hotels, Restaurants & Leisure	10.01%	S + 5.50%	11/12/27	8,955	8,866	8,865	(5) (8)
PF Atlantic Holdco 2, LLC	Hotels, Restaurants & Leisure		S + 5.50%	11/12/27	1,539	(15)	(15)	(5) (6) (8)
Helix Sleep, Inc.	Household Durables	11.18%	S + 6.50%	10/12/26	10,029	9,931	9,929	(5)
Helix Sleep, Inc.	Household Durables		S + 6.50%	10/12/26	1,372	(13)	(14)	(5) (6)
Helix Sleep, Inc.	Household Durables	11.26%	S + 6.50%	10/12/26	553	547	547	(5)
Helix Sleep, Inc.	Household Durables	11.54%	S + 6.50%	10/12/26	401	397	397	(5)
Curio Brands, LLC	Household Products	9.48%	S + 5.00%	12/21/27	13,509	13,309	13,306	(5)
Curio Brands, LLC	Household Products	9.48%	S + 5.00%	12/21/27	3,244	3,196	3,195	(5)
Curio Brands, LLC	Household Products		S + 5.00%	12/21/27	1,426	(21)	(21)	(5) (6)
Lithium Technologies, Inc.	Interactive Media & Services		S + 11.00% PIK	01/03/25	70,660	64,001	22,611	(7) (8) (10)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	13.99%	S + 9.25% (Incl. 3.50% PIK)	06/15/26	22,196	22,583	20,642	(5) (7) (8) (9)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	13.96%	S + 9.25% (Incl. 3.50% PIK)	06/15/26	1,620	1,614	1,506	(5) (7) (8)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	13.92%	S + 9.25% (Incl. 3.50% PIK)	06/15/26	810	826	754	(5) (7) (8) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Inova Payroll LLC	Professional Services	10.72%	S + 6.25%	12/31/25	$9,781	$9,686	$9,683	(5)
Inova Payroll LLC	Professional Services	11.47%	S + 6.25%	12/31/25	926	917	917	(5)
Inova Payroll LLC	Professional Services	10.72%	S + 6.25%	12/31/25	587	582	581	(5)
StreetMasters Intermediate, Inc.	Professional Services	9.97%	S + 5.50%	12/24/26	8,193	8,032	8,029	(5)
StreetMasters Intermediate, Inc.	Professional Services	9.97%	S + 5.50%	12/24/26	2,107	2,066	2,065	(5)
StreetMasters Intermediate, Inc.	Professional Services		S + 5.50%	12/24/26	1,069	(21)	(21)	(5) (6)
Convenient Payments Acquisition, Inc. (dba IntelliPay)	Software	10.97%	S + 6.50%	09/24/26	5,415	5,362	5,361	(5) (8)
Convenient Payments Acquisition, Inc. (dba IntelliPay)	Software	10.97%	S + 6.50%	09/24/26	2,000	1,981	1,980	(5) (8)
Convenient Payments Acquisition, Inc. (dba IntelliPay)	Software		S + 6.50%	09/24/26	881	(9)	(9)	(5) (6) (8)
Igloo Inc.	Software	10.78%	S + 6.00%	12/23/26	4,193	4,152	4,151	(5)
Igloo Inc.	Software	10.78%	S + 6.00%	12/23/26	1,072	847	847	(5) (6)
Igloo Inc.	Software	10.78%	S + 6.00%	12/23/26	819	811	811	(5)
SugarCRM Inc.	Software	9.71%	S + 5.25%	07/30/27	26,637	26,374	26,370	(5) (8)
SugarCRM Inc.	Software		S + 5.25%	07/30/27	2,128	(21)	(21)	(5) (6) (8)
Good Feet Worldwide LLC	Specialty Retail	9.73%	S + 5.25%	12/10/27	17,262	17,006	17,003	(5)
Good Feet Worldwide LLC	Specialty Retail	9.73%	S + 5.25%	12/10/27	2,158	2,126	2,125	(5)
Good Feet Worldwide LLC	Specialty Retail		S + 5.25%	12/10/27	1,112	(16)	(17)	(5) (6)
Total 1st Lien/Senior Secured Debt						474,874	419,988
1st Lien/Last-Out Unitranche (11) - 40.7%
Doxim, Inc.	Financial Services	10.86%	S + 6.40%	06/01/26	$30,617	$30,406	$29,469	(5) (7) (8)
Doxim, Inc.	Financial Services	10.86%	S + 6.40%	06/01/26	23,681	23,519	22,793	(5) (7) (8)
Doxim, Inc.	Financial Services	11.46%	S + 7.00%	06/01/26	5,738	5,693	5,552	(5) (7) (8)
Doxim, Inc.	Financial Services	12.46%	S + 8.00%	06/01/26	4,496	4,459	4,406	(5) (7) (8)
Doxim, Inc.	Financial Services	12.46%	S + 8.00%	06/01/26	3,339	3,313	3,272	(5) (7) (8)
Ej2 Communications, Inc. (dba Flashpoint)	IT Services	12.31%	S + 7.72% (Incl. 3.53% PIK)	06/30/27	27,612	27,342	27,335	(5)
Ej2 Communications, Inc. (dba Flashpoint)	IT Services	12.31%	S + 7.72% (Incl. 3.53% PIK)	06/30/27	3,772	3,735	3,735	(5)
K2 Towers II, LLC	Wireless Telecommunication Services	11.09%	S + 6.50%	05/02/29	20,469	18,700	18,698	(5) (6)
Octagon Towers LLC	Wireless Telecommunication Services	10.37%	S + 6.50%	03/30/27	16,913	16,553	16,550	(5) (6)
Peppertree Towers LLC	Wireless Telecommunication Services	10.83%	S + 6.50%	09/01/27	11,745	10,411	10,409	(5) (6)
Total 1st Lien/Last-Out Unitranche						144,131	142,219
2nd Lien/Senior Secured Debt - 4.8%
Wine.com, LLC	Beverages	16.79%	S + 12.00% PIK	04/03/27	$7,093	$7,346	$7,447	(7) (8)
Wine.com, LLC	Beverages	16.75%	S + 12.00% PIK	04/03/27	2,076	1,596	3,672	(6) (7) (8) (12)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			11/11/27	16,405	—	—	(7) (8) (13)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	05/11/27	12,850	11,531	5,815	(7) (8) (10)
Total 2nd Lien/Senior Secured Debt						20,473	16,934
Unsecured Debt -0.0%
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	$21,349	$—	$—	(7) (8) (10) (12)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	12,314	4,042	—	(7) (8) (10) (12)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	7,488	9,489	—	(7) (8) (10)
Total Unsecured Debt						13,531	—
Total United States						$653,009	$579,141
Total Debt Investments						$653,009	$579,141

The accompanying notes are an integral part of these consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate(3)	Initial Acquisition Date(14)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 0.9%
United States - 0.9%
Common Stock - 0.9%
Elah Holdings, Inc.	Capital Markets		05/09/18	69,386	$3,354	$3,354	(7) (8) (13) (15)
Country Fresh Holding Company Inc.	Food Products		04/29/19	986	1,232	—	(7) (8) (13)
Total Common Stock					4,586	3,354
Preferred Stock - 0.0%
Wine.com, LLC	Beverages		11/14/18	337,425	$2,900	$—	(7) (8) (13)
Wine.com, LLC	Beverages		03/03/21	78,199	1,933	—	(7) (8) (13)
Total Preferred Stock					4,833	—
Warrants - 0.0%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	2,974	$1,096	$—	(7) (8) (13)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	311	114	—	(7) (8) (13)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	62	23	—	(7) (8) (13)
Total Warrants					1,233	—
Total United States					$10,652	$3,354
Total Equity Securities					$10,652	$3,354
Total Investments - 166.5%					$663,661	$582,495
Investments in Affiliated Money Market Fund - 0.1%
United States - 0.1%
Goldman Sachs Financial Square Government Fund - Institutional Shares				288,236	$288	$288	(16) (17)
Total United States					$288	$288
Total Investments in Affiliated Money Market Fund					$288	$288
Total Investments and Investments in Affiliated Money Market Fund - 166.6%					$663,949	$582,783

The accompanying notes are an integral part of these consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments".
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the SOFR including SOFR adjustment, if any, ("S") at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of December 31, 2024, 1 month S was 4.33%, 3 month S was 4.31%and 6 month S was 4.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD").
(5)
All, or a portion of, the assets are pledged as collateral for the term loan facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Term Loan Facility”). See Note 6 “Debt”.
(6)
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
(7)
Represents co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.
(8)
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
(12)
The Company sold a participating interest of the portfolio company’s second lien senior secured loan and unsecured debt. As the transaction did not qualify for sale accounting in accordance with GAAP, the Company recorded a corresponding $1,818 secured borrowing at fair value, which is included in “secured borrowings” in the accompanying Consolidated Statements of Financial Condition. As of December 31, 2024, the interest rate in effect for the secured borrowing was 16.75% and S + 15% PIK for the second lien senior secured loan and unsecured debt, respectively. See Note 2 "Significant Accounting Policies".
(13)
Non-income producing security.
(14)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of December 31, 2024, the aggregate fair value of these securities is $3,354 or 1.0% of the Company's net assets. The initial acquisition dates have been included for such securities.
(15)
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
(17)
The annualized seven-day yield as of December 31, 2024 is 4.42%.

PIK – Payment-In-Kind

The accompanying notes are an integral part of these consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of December 31, 2023

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 113.4%
Canada - 3.3%
1st Lien/Last-out Unitranche (5) - 3.3%
Doxim, Inc.	Financial Services	12.46%	S + 7.00%	06/01/26		5,798	$5,724	$5,537	(6) (7)
Doxim, Inc.	Financial Services	13.46%	S + 8.00%	06/01/26		4,543	4,482	4,429	(6) (7) (8)
Doxim, Inc.	Financial Services	13.46%	S + 8.00%	06/01/26		3,374	3,331	3,289	(6) (7)
Total 1st Lien/Last-Out Unitranche							13,537	13,255
Total Canada							$13,537	$13,255
United States - 110.1%
1st Lien/Senior Secured Debt - 79.6%
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

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (5) - 12.7%
Doxim, Inc.	Financial Services	11.86%	S + 6.40%	06/01/26	30,617	$30,273	$29,086	(6) (7) (8)
Doxim, Inc.	Financial Services	11.86%	S + 6.40%	06/01/26	23,681	23,417	22,497	(6) (7) (8)
Total 1st Lien/Last-Out Unitranche						53,690	51,583
2nd Lien/Senior Secured Debt - 13.0%
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
Unsecured Debt -4.8%
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

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate	Initial Acquisition Date(15)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 2.2%
United States - 2.2%
Common Stock - 1.4%
Elah Holdings, Inc.	Capital Markets		05/09/18	69,386	$3,354	$3,354	(6) (7) (12) (13)
Country Fresh Holding Company Inc.	Food Products		04/29/19	986	1,232	—	(6) (7) (8) (12)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	Health Care Providers & Services		03/30/18	12,370	1,668	2,057	(6) (7) (13)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	Health Care Providers & Services		03/30/18	11,675	232	469	(6) (7) (13) (14)
Total Common Stock					6,486	5,880
Preferred Stock - 0.8%
Wine.com, LLC	Beverages		11/14/18	337,425	$2,900	$—	(6) (7) (12)
Wine.com, LLC	Beverages		03/03/21	78,199	1,933	—	(6) (7) (12)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products	11.00% PIK	12/22/16	1,600	1,496	3,086	(7) (12)
Total Preferred Stock					6,329	3,086
Warrants - 0.0%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	2,974	$1,096	$—	(6) (7) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	62	23	—	(6) (7) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	311	115	—	(6) (7) (12)
Recipe Acquisition Corp. (dba Roland Foods)	Food Products		12/22/16	44	104	80	(7) (12)
Total Warrants					1,338	80
Total United States					$14,153	$9,046
Total Equity Securities					$14,153	$9,046
Total Investments - 115.6%					$500,384	$468,402
Investments in Affiliated Money Market Fund - 13.3%
United States - 13.3%
Goldman Sachs Financial Square Government Fund - Institutional Shares				53,866,009	$53,866	$53,866	(8) (16) (17)
Total United States					$53,866	$53,866
Total Investments in Affiliated Money Market Fund					$53,866	$53,866
Total Investments and Investments in Affiliated Money market fund - 128.9%					$554,250	$522,268

The accompanying notes are an integral part of these consolidated financial statements.

Silver Capital Holdings LLC

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
(14)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, the aggregate fair value of these securities is $469 or 0.1% of the Company’s total assets.
(15)
Securities exempt from registration under the Securities Act, and may be deemed to be “restricted securities”. As of December 31, 2023, the aggregate fair value of these securities is $9,046 or 2.2% of the Company's net assets. The initial acquisition dates have been included for such securities.
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

Silver Capital Holdings LLC

Notes to the Consolidated Financial Statements

(in thousands, except unit and per unit amounts)

1. ORGANIZATION

Silver Capital Holdings LLC (the “Company”, which term refers to either Silver Capital Holdings LLC, together with its consolidated subsidiaries, or Goldman Sachs Private Middle Market Credit LLC, together with its consolidated subsidiaries, as the context may require), was initially established on December 23, 2015 as Private Middle Market Credit LP, a Delaware limited partnership, converted to a Delaware limited liability company on April 4, 2016 and commenced investment operations on July 1, 2016. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act. In addition, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2016.

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

The investment period commenced on the Initial Closing Date and continued through May 5, 2019. Following the end of the investment period, the Company has the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or anticipated Company expenses, liabilities, including the payment or repayment of indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, or other obligations, contingent or otherwise, including the Management Fee (as defined below), whether incurred before or after the end of the investment period, (ii) to fulfill investment commitments made or approved by the Private Credit investment committee of Goldman Sachs Asset Management’s Private Credit Team (the “Private Credit Investment Committee”) prior to the expiration of the investment period, (iii) to engage in hedging transactions or (iv) to make additional investments in existing portfolio companies (including transactions to hedge interest rate or currency risks related to such additional investment).

On May 3, 2023, the Board of Directors approved and authorized an extension of the Company's term (“Term”) from May 5, 2024 (the "Initial Expiration Date") to May 5, 2025. In connection with the Company’s Fourth Amended and Restated Limited Liability Company Agreement, the term of the Company was revised to run for a period of five years from the date of the amendment and restatement, or until December 17, 2029. Unless the Company is sooner dissolved in accordance with the Company’s limited liability company agreement, the term of the Company will continue until the earlier of (x) the date on which all investments have either been repaid or sold and (y) December 17, 2029, unless the term is extended upon the request of the Board and by approval of Pantheon Silver Holdings LLC as the holder of the majority of the interests of the Company.

The Company has formed certain wholly-owned subsidiaries, which are structured as Delaware limited liability companies, to hold certain investments, including equity or equity-like investments in portfolio companies and corporate debt of portfolio companies.

The Merger with Silver Merger Sub LLC

On December 17, 2024, Silver Capital Holdings LLC (formerly known as Goldman Sachs Private Middle Market Credit LLC), a Delaware limited liability company (the “Company”), completed its previously announced acquisition by Pantheon Silver Holdings LLC, a Delaware limited liability company (“Buyer”), pursuant to the Agreement and Plan of Merger, dated as of October 31, 2024 (the “Merger Agreement”), by and among the Company, the Buyer, and Silver Merger Sub LLC, a wholly owned subsidiary of the Buyer (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub was merged with and into the Company, with the Company surviving as a wholly owned subsidiary of the Buyer (the “Merger”).

In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding Unit, other than Units held by the Company or the Buyer or any of their respective consolidated subsidiaries, was automatically converted into the right to receive an amount in cash equal to $24.05 per Unit ("Cancellation of Units"). In addition, 6,365,622 Units were issued to the Buyer in the Merger, and 452 Units were issued to an additional investor, at a price of $22.12 per Unit.

In-Kind Contribution

At the effective time of the Merger, the Buyer contributed its wholly-owned subsidiary, Pantheon Silver LLC, a Delaware limited liability company (“Pantheon Silver”), to the Company in exchange for 8,394,088 Units at a price of $24.05 per Unit (the “In-Kind Contribution”). In addition, on December 17, 2024, following the effective time of the Merger and after giving effect to the contribution, Pantheon Silver merged with and into Goldman Sachs Private Middle Market Credit SPV II LLC, a wholly-owned subsidiary of the Company, with Goldman Sachs Private Middle Market Credit SPV II LLC surviving as a wholly-owned subsidiary of the Company.

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

Certain prior period information has been reclassified or conformed to the current period presentation and has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly-owned subsidiaries, PMMC Blocker I, LLC (formerly known as My-On PMMC Blocker, LLC), PMMC Blocker II, LLC, PMMC Blocker III, LLC, PMMC Wine I, LLC, Goldman Sachs Private Middle Market Credit SPV LLC (“SPV”) and Goldman Sachs Private Middle Market Credit SPV II LLC (“SPV II”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

	For the Years Ended December 31,
	2024	2023	2022
Prepayment premiums	$—	$—	$861
Accelerated amortization of upfront loan origination fees and unamortized discounts	$977	$763	$2,009

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2024, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 13.4% and 4.9% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively. As of December 31, 2023, the Company had certain investments held in two portfolio companies on non-accrual status, which represented 2.7% and 0.8% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (the "Custodian"). As of December 31, 2024 and December 31, 2023, the Company held an aggregate cash balance of $79,248 and $11,340. Foreign currency of $0 and $2,455 (acquisition cost of $0 and $2,428) is included in cash as of December 31, 2024 and December 31, 2023.

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

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the Unitholder’s tax basis in its Units. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to Units or distributable earnings, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to Unitholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its Unitholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its Unitholders substantially all of its annual taxable income for each year, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. As described in Note 1 – “Organization,” the Company’s investment period ended on May 5, 2019. The Company has, and currently intends to continue to, make distributions of the net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments) until the Company’s Term ends and the Company is dissolved. The specific tax characteristics of the Company’s distributions will be reported to Unitholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of, and amendments to, the JPM Revolving Credit Facility and JPM Term Loan Facility. These costs are amortized using the straight-line method over the term of the JPM Revolving Credit Facility and Term Loan Credit Facility. Deferred financing costs related to the JPM Revolving Credit Facility and the JPM Term Loan Facility are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.

Transaction Costs

Transaction Costs means the aggregate amount, without duplication, of (i) unpaid fees or expenses in connection with the Merger and In-Kind Contributions, including investment banking, accounting, attorney or other professional fees, incurred, reimbursable or payable by any of Company or any of its Consolidated Subsidiaries, (ii) any amounts owed, reimbursable or payable to the Adviser as a result of the Merger and In-Kind Contribution, including any fees, expenses or other amounts payable pursuant to the Company Advisory Agreement, including any incentive, management or other fees payable, (iii) one hundred percent (100%) of all Antitrust Filing Fees, (iv) all fees, costs, amounts or expenses payable by or on behalf of Company or its Consolidated Subsidiaries and (v) fifty percent (50%) of the R&W Insurance Premium, if any, which amount payable pursuant to this clause (v) shall not exceed $415,000.

Secured Borrowings

The Company may enter into sales agreements to participate all or a portion of its investments to third parties. Under Topic ASC 860, Transfers and Servicing, certain loan sales do not qualify for sale accounting because these sales do not meet the definition of a “participating interest” as defined in the guidance, in order for sale treatment to be allowed. Sales that do not meet the definition of a participating interest or are not eligible for sales accounting remain as an investment on the Consolidated Statements of Financial Condition as required under GAAP and the proceeds are recorded as secured borrowing. Secured borrowings are carried at fair value and have been categorized as Level 3 within the fair value hierarchy.

Segment Reporting

As described under ASC 280 – Segment reporting, the Company operates through a single operating and reporting segment with the investment objectives to generate current income and, to a lesser extent, capital appreciation through direct origination of secured debt, unsecured debt and select equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officers, chief financial officer and chief operating officer. The CODM uses Net increase (decrease) in members' capital from operations in the Company’s Consolidated Statements of Operations to assess the Company’s performance and allocate resources. The evaluation and assessment of this metric is used in implementing investment policy decisions, managing the Company’s portfolio, evaluation of the Company’s distribution policy and assessing the performance of the portfolio. As the Company's operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as "Total assets" and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures about significant segment expenses. In addition, the ASU requires specific disclosures related to the title and position of the individual (or the name of the group or committee) identified as the CODM; and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. For further information, see Note 2 Significant Accounting Policies - Segment Reporting.

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires additional disaggregation of income taxes paid, specific rate reconciliation categories, and disaggregation within those categories if a defined quantitative threshold is met. The Company has elected early adoption of this standard and the adoption did not affect the Company’s consolidated financial statements.

3. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Overview

On April 11, 2016, the Company entered into an investment advisory and management agreement (the “Former Investment Advisory Agreement”) with the Investment Adviser. The Former Investment Advisory Agreement remained in effect until December 16, 2024. On December 17, 2024, the Company entered into an amended and restated investment advisory and management agreement (the “Investment Advisory Agreement”) with the Investment Advisor. The Investment Advisory Agreement will remain in full force and effect so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the Independent Directors in accordance with the requirements of the Investment Company Act, and(b) a vote of a majority of the Board of Directors or a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Board of Directors or by vote of a majority of the Company’s outstanding voting securities, on the one hand, or by the Investment Adviser, on the other hand. The Investment Advisory Agreement also will automatically terminate in the event of its assignment (as defined in the Investment Company Act).

Management Services

Pursuant to the terms of the Investment Advisory Agreement, the Investment Adviser, subject to the overall supervision of the Board of Directors, manages the Company’s day-to-day operations and provides investment advisory and management services to the Company.

Former Investment Advisory Agreement

Former Management Fee

Pursuant to the Former Investment Advisory Agreement, the Company paid its Investment Adviser a management fee (the “Former Management Fee”), payable quarterly in arrears, equal to 0.375% (i.e., an annual rate of 1.50%) of the average of the Company’s NAV (including uninvested cash and cash equivalents) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company's NAV as of such quarter-end). The Former Management Fee for any partial quarter would have been appropriately prorated. The Investment Adviser waived a portion of its management fee payable by the Company in an amount equal to the management fees it earned as an investment adviser for any affiliated money market funds in which the Company invested.

For the years ended December 31, 2024, 2023 and 2022, Former Management Fees amounted to $4,974, $6,171 and $6,851. As of December 31, 2024, $813 remained payable.

Former Incentive Fee

Pursuant to the Former Investment Advisory Agreement, the Company paid the Investment Adviser an incentive fee (the “Former Incentive Fee”) as follows:

a)
First, no Former Incentive Fee was payable to the Investment Adviser until the Company made cumulative distributions pursuant to this clause (a) equal to aggregate Former Contributed Capital (as defined below);
b)
Second, no Former Incentive Fee was payable to the Investment Adviser until the Company made cumulative distributions pursuant to this clause (b) equal to a 7% return per annum, compounded annually, on aggregate unreturned Former Contributed Capital, from the date each capital contribution was made through the date such capital was returned;

c)
Third, subject to clauses (a) and (b), the Investment Adviser was entitled to the Former Incentive Fee equal to 100% of all amounts designated by the Company as proceeds intended for distribution and Former Incentive Fee payments, until such time as the cumulative Former Incentive Fee paid to the Investment Adviser pursuant to this clause (c) was equal to 15% of the amount by which the sum of (i) cumulative distributions to Unitholders pursuant to clauses (a) and (b) above and (ii) the cumulative Incentive Fee previously paid to the Investment Adviser pursuant to this clause exceeded Former Contributed Capital; and
d)
Fourth, at any time that clause (c) was satisfied, the Investment Adviser was entitled to a Former Incentive Fee equal to 15% of all amounts designated by the Company as proceeds intended for distribution and Former Incentive Fee payments.

The Former Incentive Fee was calculated on a cumulative basis and the amount of the Former Incentive Fee payable prior to a proposed distribution was determined and, if applicable, was paid in accordance with the foregoing formula each time amounts were to be distributed to the Unitholders. The Former Incentive Fee was a fee owed by the Company to the Investment Adviser and was not paid out of distributions made to Unitholders.

In no event would an amount have been paid with respect to the Former Incentive Fee to the extent it would have caused the aggregate amount of the Company’s capital gains paid in respect of the Former Incentive Fee to exceed 20% of the Company’s realized capital gains computed net of all realized capital losses and unrealized capital depreciation, in each case determined on a cumulative basis from inception of the Company through the date of the proposed payment (the “Former Incentive Fee Cap”).

“Former Contributed Capital” was the aggregate amount of capital contributions that were made by all Unitholders in respect of their Units to the Company. All former distributions (or deemed distributions), including investment income (i.e. proceeds received in respect of interest payments, dividends and fees) and former proceeds attributable to the repayment or disposition of any investment, to Unitholders was considered a return of Former Contributed Capital. Unreturned Former Contributed Capital equaled aggregate Former Contributed Capital minus cumulative distributions but was never less than zero.

The term “former proceeds intended for distribution and Former Incentive Fee payments” included former proceeds from the full or partial realization of the Company’s investments and former income from investing activities and may have included return of capital, ordinary income and capital gains.

If, at the termination of the Company, the Investment Adviser had received aggregate payments of Former Incentive Fees in excess of the amount the Investment Adviser would have received had the Former Incentive Fees been determined upon such termination, then the Investment Adviser would have reimbursed the Company for the difference between the amount of Former Incentive Fees actually received and the amount determined at termination (the “Former Investment Adviser Reimbursement Obligation”). However, the Investment Adviser would not have been required to reimburse the Company an amount greater than the aggregate Former Incentive Fees paid to the Investment Adviser, reduced by the excess (if any) of (a) the aggregate federal, state and local income tax liability the Investment Adviser incurred in connection with the payment of such Former Incentive Fees (assuming the highest marginal applicable federal and New York city and state income tax rates applied to such payments), over (b) an amount equal to the U.S. federal and state tax benefits available to the Investment Adviser by virtue of the payment made by the Investment Adviser pursuant to its Former Investment Adviser Reimbursement Obligation (assuming that, to the extent such payments are deductible by the Investment Adviser, the benefit of such deductions was computed using the then highest marginal applicable federal and New York city and state income tax rates).

If the Former Investment Advisory Agreement was terminated prior to the termination of the Company (other than the Former Investment Adviser voluntarily terminating the agreement), the Company would have paid to the Investment Adviser a final Incentive Fee payment (the “Former Final Incentive Fee Payment”). The Former Final Incentive Fee Payment would have been calculated as of the date the Former Investment Advisory Agreement was terminated and would have equaled the amount of the Former Incentive Fee that would have been payable to the Investment Adviser if (a) all investments had been liquidated for their current value (but without taking into account any unrealized appreciation of any investment), and any unamortized deferred investment-related fees would have been deemed accelerated, (b) the proceeds from such liquidation were used to pay all of the Company’s outstanding liabilities, and (c) the remainder was distributed to Unitholders and paid as a Former Incentive Fee in accordance with the Former Incentive Fee waterfall described above for determining the amount of the Former Incentive Fee, subject to the Former Incentive Fee Cap. The Company would have made the Former Final Incentive Fee Payment in cash on or immediately following the date the Former Investment Advisory Agreement was so terminated. The Former Investment Adviser Reimbursement Obligation would have been determined as of the date of the termination of the Former Investment Advisory Agreement for purposes of the Former Final Incentive Fee Payment.

For the years ended December 31, 2024, 2023 and 2022, the Company accrued Former Incentive Fees of $(16,125), $9,230 and $(3,881). During the year ended December 31, 2024, $40,711 was paid in accordance with the terms of the Former Investment Advisory Agreement.

Former Expense Limitation

Pursuant to the Former Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding the Former Management Fee, the Former Incentive Fee, organizational and start-up expenses and leverage-related expenses) would not have exceeded an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, were not subject to such cap.

For the years ended December 31, 2024, 2023 and 2022, there were no reimbursements from the Investment Adviser pursuant to this provision.

Investment Advisory Agreement

The Company entered into an amended and restated investment advisory agreement effective as of December 17, 2024 (the “Investment Advisory Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser manages the Company’s investment program and related activities.

Management Fee

The Company pays the Investment Adviser a management fee (the “Management Fee”), payable quarterly in arrears, equal to 0.25% (i.e., an annual rate of 1.00%) of the average of the NAV of the Company (including un-invested cash and cash equivalents) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company's NAV as of such quarter-end). The Management Fee for any partial quarter will be appropriately prorated. The Investment Adviser waives a portion of its management fee payable by the Company in an amount equal to the management fees it earns as an investment adviser for any affiliated money market funds in which the Company invests.

For the year ended December 31, 2024, Management Fees amounted to $144. As of December 31, 2024, $144 remained payable.

Incentive Fee

The Incentive Fee shall be calculated as provided below and payable (i) in arrears at the end of each calendar year or (ii) in the event that this Agreement is terminated, as follows:

a)
First, no Incentive Fee will be payable to the Investment Adviser with respect to any period in which the Company’s Cumulative Pre-Incentive Fee Net Return does not exceed the Hurdle Amount for such period.
b)
Second, 100.0% of the Company’s Cumulative Pre-Incentive Fee Net Return with respect to that portion of such Cumulative Pre-Incentive Fee Net Return, if any, that exceeds the Hurdle Amount until amounts payable to the Investment Adviser equal 10.0% of the Company’s Cumulative Pre-Incentive Fee Net Return as if the Hurdle Amount did not apply (“Catch-up”).
c)
Thereafter, the Investment Adviser will be entitled to receive 10.0% of the Cumulative Pre-Incentive Fee Net Return, if any, that exceeds the Catch-up for such period.

The amount of Incentive Fees payable in respect of such calendar year or upon termination, as applicable, shall equal the Incentive Fees calculated based on the methodology above, less the aggregate amount of any previously paid Incentive Fees, in each case determined on a cumulative basis from the Lookback Date through the end of such calendar year (or, if terminated, until the date of termination). For the avoidance of doubt the Incentive Fee payable in such calendar year shall be no less than zero.

“Contributed Capital” shall mean the aggregate amount of capital contributions that have been made by all Unitholders in respect of their Units to the Company. All distributions consisting of proceeds attributable to the repayment or disposition of any Investment to Unitholders (including for the avoidance of doubt, capital gains) will be considered a return of Contributed Capital. For the avoidance of doubt, unreturned Contributed Capital at any time shall equal aggregate Contributed Capital minus cumulative distributions (excluding, for the avoidance of doubt, any distributions of interest, dividends and fees) but shall never be less than zero.

“Cumulative Pre-Incentive Fee Net Return” for the relevant calendar year (or, if terminated, until the date of termination) shall mean (x) Pre-Incentive Fee Net Investment Income determined on a cumulative basis for the period from the Lookback Date through the end of such calendar year (or, if terminated, until the date of termination), plus (y) realized capital gains, computed net of all realized capital losses and unrealized capital depreciation determined on a cumulative basis for the period from the Lookback Date through the end of such calendar year (or, if terminated, until the date of termination). In no event will Cumulative Pre-Incentive Fee Net Return include unrealized capital appreciation. The Company will accrue for unrealized capital appreciation but will not pay any Incentive Fee with respect to unrealized capital appreciation. Capital appreciation would be includable in Cumulative Pre-Incentive Fee Net Return with respect to a given investment if the Company were to sell the investment and realize a capital gain. The Cumulative Pre-Incentive Fee Net Return considers the discount paid by the Buyer for the investments of the Company acquired in connection with the Merger, as well as the amount paid by the Buyer for the investments acquired prior to the Merger, and subsequently contributed into the Company.

“Hurdle Amount” shall mean an amount equal to 7.0%, per annum, compounded annually, on aggregate unreturned Contributed Capital, from the date each capital contribution is made through the date such capital has been returned.

“Lookback Date” shall mean December 17, 2024.

“Pre-Incentive Fee Net Investment Income” means, with respect to the relevant period, interest income, dividend income and any other income (including, without limitation, any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during such period, minus the Company’s operating expenses accrued during such period (including, without limitation, the Management Fee, administration expenses and any interest expense and dividends paid on any issued and outstanding preferred Units in the Company, but excluding the Incentive Fee). For the avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Notwithstanding anything to the contrary herein, in no event will an amount be paid with respect to the Incentive Fee to the extent it would cause the aggregate amount of the Incentive Fee to be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

If the Investment Advisory Agreement is terminated prior to termination of the Company (other than the Investment Adviser voluntarily terminating the Investment Advisory Agreement), the Company will pay to the Investment Adviser a final Incentive Fee payment (the “Final Incentive Fee Payment”). The Final Incentive Fee Payment will be calculated as of the date the Agreement is so terminated and will equal the amount of Incentive Fee that would be payable to the Investment Adviser if (a) all investments were liquidated for their current value (but without taking into account any unrealized appreciation of any Investment), and any unamortized deferred investment-related fees would be deemed accelerated, (b) the proceeds from such liquidation were used to pay all the Company’s outstanding liabilities, and (c) the remainder were distributed to Unitholders and paid as an Incentive Fee in accordance with the provisions set forth in paragraph (1) above. The Company will make the Final Incentive Fee Payment.

For the year ended December 31, 2024, the Company accrued Incentive Fees of $4,420. As of December 31, 2024, $4,420 remained payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding the Management Fee, the Incentive Fee, organizational and start-up expenses, and leverage-related expenses (including among other things, participation-related expenses)) shall not exceed an amount equal to $4,250,000, provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap.

For the year ended December 31, 2024, there was no reimbursements from the Investment Adviser pursuant to this provision.

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

For the years ended December 31, 2024, 2023 and 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $507, $567 and $628. As of December 31, 2024, $143 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the years ended December 31, 2024, 2023 and 2022, the Company incurred expenses for services provided by the Transfer Agent of $99, $74 and $81. As of December 31, 2024, $36 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$53,866	$523,241	$(576,819)	$—	$—	$288	$2,437
Collaborative Imaging, LLC (dba Texas Radiology Associates)	2,526	—	(2,505)	605	(626)	—	52
Elah Holdings, Inc.	3,354	—	—	—	—	3,354	—
Total Non-Controlled Affiliates	$59,746	$523,241	$(579,324)	$605	$(626)	$3,642	$2,489
For the Year Ended December 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$62,374	$211,294	$(219,802)	$—	$—	$53,866	$2,666
Collaborative Imaging, LLC (dba Texas Radiology Associates)	3,019	—	—	—	(493)	2,526	166
Elah Holdings, Inc.	3,353	—	—	—	1	3,354	—
Total Non-Controlled Affiliates	$68,746	$211,294	$(219,802)	$—	$(492)	$59,746	$2,832

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

Due To Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of December 31, 2024 and December 31, 2023, there were $1,359 and $19, respectively, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-Investment Activity

In certain circumstances, the Company can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which the Company expects to rely to co-invest alongside certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”), which may include proprietary accounts of Goldman Sachs, in a manner consistent with the Company's investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (as amended, the “Relief”). On June 25, 2024, the SEC granted an amendment to the Relief, which permits the Company to participate in follow-on investments in the Company’s existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or RICs, did not have an investment in such existing portfolio company. If the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. The Goldman Sachs Asset Management Private Credit Team is composed of investment professionals dedicated to the Company’s investment strategy and to other funds that share a similar investment strategy with the Company. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments. The team works together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s Unitholders and do not involve overreaching in respect of the Company or its Unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s Unitholders and is consistent with the then-current investment objectives and strategies of the Company.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	December 31, 2024		December 31, 2023
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$474,874	$419,988	$337,585	$322,421
1st Lien/Last-Out Unitranche	144,131	142,219	67,227	64,838
2nd Lien/Senior Secured Debt	20,473	16,934	62,233	52,753
Unsecured Debt	13,531	—	19,186	19,344
Preferred Stock	4,833	—	6,329	3,086
Common Stock	4,586	3,354	6,486	5,880
Warrants	1,233	—	1,338	80
Total	$663,661	$582,495	$500,384	$468,402

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	December 31, 2024		December 31, 2023
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Financial Services	14.4%	24.0%	19.1%	22.1%
Hotels, Restaurants & Leisure	10.5	17.5	—	—
Wireless Telecommunication Services	7.8	13.0	—	—
Interactive Media & Services	7.8	13.0	17.0	19.6
Software	6.8	11.3	—	—
Chemicals	5.9	9.8	7.0	8.1
Diversified Consumer Services	5.8	9.7	3.1	3.6
IT Services	5.3	8.9	8.6	9.9
Consumer Staples Distribution & Retail	4.5	7.4	—	—
Air Freight & Logistics	4.4	7.3	—	—
Entertainment	3.8	6.2	5.8	6.8
Ground Transportation	3.7	6.1	—	—
Professional Services	3.6	6.1	8.9	10.3
Specialty Retail	3.3	5.5	—	—
Household Products	2.8	4.7	4.6	5.3
Commercial Services & Supplies	2.5	4.2	3.2	3.6
Beverages	1.9	3.2	3.8	4.4
Household Durables	1.9	3.1	—	—
Consumer Finance	1.7	2.8	—	—
Building Products	1.0	1.7	0.4	0.4
Capital Markets	0.6	1.0	0.7	0.8
Transportation Infrastructure	—	—	6.7	7.8
Food Products	—	—	6.6	7.7
Health Care Providers & Services	—	—	0.5	0.6
Health Care Equipment & Supplies	—	—	4.0	4.6
Total	100.0%	166.5%	100.0%	115.6%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	December 31, 2024	December 31, 2023
United States	100.0%	97.2%
Canada	—	2.8
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$196,725	Discounted cash flows	Discount Rate	8.3% - 30.1%	11.0%
	$15,152	Collateral analysis	Recovery Rate	17.5%-100.0%	98.6%
	$38,096	Comparable multiples	EV/Revenue	1.0x-2.5x	1.8x
1st Lien/Last-Out Unitranche	$65,492	Discounted cash flows	Discount Rate	—	13.6%
2nd Lien/Senior Secured Debt	$11,119	Discounted cash flows	Discount Rate	13.2% - 20.1%	17.8%
	$5,815	Comparable multiples	EV/EBITDA(6)	—	8.5x
Equity
Common Stock	$3,354	Discounted cash flows	Discount Rate	—	29.0%

As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$303,646	Discounted cash flows	Discount Rate	8.8% - 23.6%	14.1%
1st Lien/Last-Out Unitranche	$64,838	Discounted cash flows	Discount Rate	—	12.6%
2nd Lien/Senior Secured Debt	$50,954	Discounted cash flows	Discount Rate	12.4% - 16.9%	13.4%
	$1,799	Comparable multiples	EV/EBITDA(6)	—	8.3x
Unsecured Debt	$13,641	Discounted cash flows	Discount Rate	17.1% - 20.3%	18.4%
	$5,703	Comparable multiples	EV/Revenue	—	0.4x
Equity
Preferred Stock	$3,086	Comparable multiples	EV/EBITDA(6)	—	11.0x
Common Stock	$5,880	Discounted cash flows	Discount Rate	16.8% - 29.7%	25.0%
Warrants	$80	Comparable multiples	EV/EBITDA(6)	—	11.0x

(1)
As of December 31, 2024, included within Level 3 assets of $582,495 is an amount of $246,742 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $273,336 or 47.2% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increase in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	December 31, 2024				December 31, 2023
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$419,988	$419,988	$—	$18,775	$303,646	$322,421
1st Lien/Last-Out Unitranche	—	—	142,219	142,219	—	—	64,838	64,838
2nd Lien/Senior Secured Debt	—	—	16,934	16,934	—	—	52,753	52,753
Unsecured Debt	—	—	—	—	—	—	19,344	19,344
Preferred Stock	—	—	—	—	—	—	3,086	3,086
Common Stock	—	—	3,354	3,354	—	—	5,880	5,880
Warrants	—	—	—	—	—	—	80	80
Affiliated Money Market Fund	288	—	—	288	53,866	—	—	53,866
Total assets	$288	$—	$582,495	$582,783	$53,866	$18,775	$449,627	$522,268
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$—	$—	$—	$—	$(178)	$—	$(178)

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2024
1st Lien/Senior Secured Debt	$303,646	$301,794	$(16,549)	$(39,668)	$(130,626)	$1,391	$—	$—	$419,988	$(44,061)
1st Lien/Last-Out Unitranche	64,838	76,793	—	477	(205)	316	—	—	142,219	477
2nd Lien/Senior Secured Debt	52,753	2,611	—	5,941	(44,871)	500	—	—	16,934	6,221
Unsecured Debt	19,344	1,262	—	(11,528)	(8,873)	(205)	—	—	—	(13,877)
Preferred Stock	3,086	—	2,158	(1,590)	(3,654)	—	—	—	—	—
Common Stock	5,880	—	605	(626)	(2,505)	—	—	—	3,354	—
Warrants	80	—	(105)	25	—	—	—	—	—	1
Total assets	$449,627	$382,460	$(13,891)	$(46,969)	$(190,734)	$2,002	$—	$—	$582,495	$(51,239)
For the Year Ended December 31, 2023
1st Lien/Senior Secured Debt	$294,059	$44,794	$(3,311)	$(6,732)	$(26,165)	$1,001	$—	$—	$303,646	$(5,623)
1st Lien/Last-Out Unitranche	64,320	(443)	(13,617)	14,345	(142)	375	—	—	64,838	728
2nd Lien/Senior Secured Debt	67,361	6,073	(28,186)	29,958	(22,973)	520	—	—	52,753	806
Unsecured Debt	6,996	12,182	—	322	—	(156)	—	—	19,344	322
Preferred Stock	5,305	—	(6,010)	3,791	—	—	—	—	3,086	(2,219)
Common Stock	8,816	—	3,033	(676)	(5,293)	—	—	—	5,880	(492)
Warrants	90	—	—	(10)	—	—	—	—	80	(10)
Total assets	$446,947	$62,606	$(48,091)	$40,998	$(54,573)	$1,740	$—	$—	$449,627	$(6,488)

(1)
Purchases may include PIK, capitalized fees, securities received in corporate actions and restructurings. For the year ended December 31, 2024 purchases include $363,591 of investments contributed as a part of In-Kind Contribution. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2024 and December 31, 2023, approximates its carrying value because the JPM Term Loan Facility has variable interest based on selected short-term rates and the JPM Revolving Credit Facility had variable interest based on selected short-term rates. All amounts outstanding under the JPM Revolving Credit Facility were fully repaid on May 8, 2024 and the JPM Revolving Credit Facility was terminated effective May 31, 2024.

6. DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). The JPM Revolving Credit Facility was fully repaid on May 8, 2024 and was terminated effective May 31, 2024. As of December 31, 2024, $293,132 in principal amount was outstanding under the JPM Term Loan Facility. As of December 31, 2024 and December 31, 2023, the Company's asset coverage ratio based on the aggregate amount outstanding of senior securities (which included the JPM Revolving Credit Facility prior to its termination) was 219% and 726%.

The Company’s outstanding debt was as follows:

	December 31, 2024			December 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Term Loan Facility(1)	$293,132	$—	$293,132	$—	$—	$—
JPM Revolving Credit Facility(2)	$—	$—	$—	$64,630	$—	$63,082

(1)
As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $293,132. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $0.
(2)
Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2024, the Company had no borrowings outstanding. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $35,593 and in EUR of EUR 24,900.

The weighted average interest rates of the aggregate borrowings outstanding for the years ended December 31, 2024 and 2023 were 7.53% and 8.10%. The weighted average debt of the aggregate borrowings outstanding for the years ended December 31, 2024 and 2023 were $25,502 and $109,240.

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

The JPM Revolving Credit Facility was a multicurrency facility. All amounts outstanding under the JPM Revolving Credit Facility were fully repaid on May 8, 2024 and was terminated effective May 31, 2024.

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

Costs of $8,557 were incurred in connection with obtaining and amending the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition, and amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of December 31, 2024 and December 31, 2023, outstanding deferred financing costs were $0 and $619.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Years Ended December 31,
	2024	2023	2022
Borrowing interest expense	$1,074	$8,846	$10,934
Facility fees	15	79	102
Amortization of financing costs	619	923	1,343
Total	$1,708	$9,848	$12,379
Weighted average interest rate	7.96%	8.10%	4.71%
Average outstanding balance	$13,488	$109,240	$232,041

JPM Term Loan Facility

On December 17, 2024, the Company became party to and assumed all of the Buyer’s obligations under the JPM Term Loan Facility, as amended by the JPM Term Loan Facility Amendment, including borrowings of approximately $293,132 outstanding as of December 17, 2024 (after giving effect to the Merger Advance). The JPM Term Loan Facility Amendment, among other things, (i) joined the Company, as the parent and portfolio manager (and released the Buyer as the parent and portfolio manager), (ii) replaced Pantheon Silver LLC with SPV II as borrower, and (iii) joined State Street Bank and Trust Company, as collateral agent, securities intermediary and collateral administrator.

Pursuant to the JPM Term Loan Facility, the lenders agreed to extend credit to SPV II in an aggregate principal amount, as of December 17, 2024, of up to $340,000, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on loan collateral. In connection with the Merger, the lenders extended the Merger Advance in an aggregate principal amount of approximately $76,605 to finance a portion of the consideration payable to the Company’s members in the Merger. All undrawn commitments expired upon the extension of the Merger Advance, and there are no unexercised accordion provisions. As of December 31, 2024, no further advances may be made under the JPM Term Loan Facility.

Advances under the JPM Term Loan Facility were made in U.S. dollars. The interest charged on the JPM Term Loan Facility is based on 3-month Term SOFR (or, if Term SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), plus an applicable margin of 2.40%. Any amounts outstanding under the JPM Term Loan Facility must be repaid by October 25, 2027.

SPV II’s obligations to the lenders under the JPM Term Loan Facility are secured by a first priority security interest in all of SPV II’s portfolio of investments and cash. The obligations of SPV II under the JPM Term Loan Facility are non-recourse to us, and our exposure under the JPM Term Loan Facility is limited to the value of our investment in SPV II, subject to certain indemnification obligations.

The JPM Term Loan Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Term Loan Facility contains customary events of default for similar financing transactions, including if a change of control of SPV II occurs or if we were no longer the portfolio manager of SPV II. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Term Loan Facility immediately due and payable. As of December 31, 2024, the Company and SPV II were in compliance with these covenants.

Costs of $852 were incurred in connection with obtaining and amending the JPM Term Loan Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition, and amortized over the life of the JPM Term Loan Facility using the straight-line method. As of December 31, 2024 outstanding deferred financing costs were $840.

The below table presents the summary information of the JPM Term Loan Facility:

	For the Years Ended December 31,
	2024	2023	2022
Borrowing interest expense	$846	$—	$—
Facility fees	—	—	—
Amortization of financing costs	12	—	—
Total	$858	$—	$—
Weighted average interest rate	7.04%	—	—
Average outstanding balance	$12,014	$—	$—

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

For the years ended December 31, 2024 and 2023, the Company’s average USD notional exposure to foreign currency forward contracts was $1,462 and $1,712.

The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Financial Condition, all of which are with Bank of America, N.A., was as follows:

	December 31, 2024	December 31, 2023
Gross Amount of Assets	$—	$—
Gross Amount of Liabilities	$—	(178)
Net Amount of Assets or (Liabilities)	$—	$(178)
Collateral (Received) Pledged (1)	—	—
Net Amounts (2)	$—	$(178)

(1)
Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Years Ended December 31,
	2024	2023	2022
Net realized gain (loss) on foreign currency forward contracts	$(174)	$—	$91
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	178	(28)	(196)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$4	$(28)	$(105)

8. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2024			December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Units	$162,882	$19,093	88%	$1,097,430	$60,359	95%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of December 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	December 31, 2024	December 31, 2023
1st Lien/Senior Secured Debt
CDM Fitness Holdings, LLC	$1,424	$—
Celero Commerce LLC	947	—
Convenient Payments Acquisition, Inc. (dba IntelliPay)	881	—
CorePower Yoga LLC	432	1,071
Curio Brands, LLC	1,426
Diligent Corporation	—	874
Good Feet Worldwide LLC	1,112
HAI Hospitality, Inc.	5,998
Helix Sleep, Inc.	1,373	—
Igloo Inc.	215	—
Internet Truckstop Group, LLC (dba Truckstop)	—	2,800
ITS Buyer Inc (dba ITS Logistics)	4,613	—
Keystone Purchaser LLC (dba Bridgeway)	2,342	—
Marquis Software Solutions Inc	494	—
PF Atlantic Holdco 2, LLC	1,539	—
Splash Car Wash Inc	1,402	—
StreetMasters Intermediate, Inc.	1,069	—
SugarCRM Inc.	2,128	—
VRC Companies, LLC (dba Vital Records Control)	443	443
Xactly Corporation	—	2,554
Total 1st Lien/Senior Secured Debt	$27,838	$7,742
1st Lien/Last-Out Unitranche
K2 Towers II, LLC	$1,566	$—
Octagon Towers LLC	194	—
Peppertree Towers LLC	1,218	—
Total 1st Lien/Senior Secured Debt	$2,978	$—
2nd Lien/Senior Secured Debt
Wine.com, LLC	$480	$—
Total 2nd Lien/Senior Secured Debt	$480	$—
Total	$31,296	$7,742

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

9. MEMBERS’ CAPITAL

Equity Issuances

At the effective time of the Merger, 6,365,622 Units were issued to the Buyer and 452 Units were issued to an additional investor at a price of $22.12 per Unit, or approximately $140,788 in the aggregate. In addition, as part of the In-Kind Contribution, the Buyer contributed its wholly-owned subsidiary, Pantheon Silver LLC, to the Company, in exchange for 8,394,088 Units at a price of $24.05 per Unit, or approximately $201,886 in the aggregate.

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns for the year ended December 31, 2024:

Unit Issue Date	Units Issued	Proceeds Received
December 20, 2024	124,735	$3,000
Total Capital drawdowns	124,735	$3,000

The Company did not issue a capital drawdown for the years ended December 31, 2023 and 2022.

Cancellation of Units

In connection with the Merger, 10,687,877 Units were cancelled at a price of $24.05 per Unit, or approximately $257,054 in the aggregate.

Distributions

The following table reflects the distributions declared on the Company’s Units for the years ended December 31, 2024, 2023 and 2022.

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Year Ended December 31, 2024
February 27, 2024	April 2, 2024	May 8, 2024	$2.11	(1)
May 1, 2024	July 2, 2024	August 5, 2024	$9.00	(1)
August 8, 2024	October 2, 2024	November 4, 2024	$0.62	(1)
November 7, 2024	December 31, 2024	January 30, 2025	$0.36
For the Year Ended December 31, 2023
August 1, 2023	August 1, 2023	August 15, 2023	$2.06
November 8, 2023	November 9, 2023	November 20, 2023	$1.40
November 1, 2023	December 29, 2023	January 31, 2024	$1.27
For the Year Ended December 31, 2022
February 3, 2022	February 3, 2022	February 17, 2022	$8.89	(2)
May 11, 2022	May 11, 2022	May 31, 2022	$6.08	(1)

(1) Return of capital distribution.

(2) $4.65 is considered a return of capital distribution.

10. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Years Ended December 31,
	2024	2023	2022

Net increase (decrease) in Members’ Capital from operations	$(13,539)	$52,302	$(21,993)
Weighted average Units outstanding	10,858,864	10,687,877	10,687,877
Basic and diluted earnings (loss) per Unit	$(1.25)	$4.89	$(2.06)

Diluted earnings (loss) per Unit equal basic earnings (loss) per Unit because there were no Unit equivalents outstanding during the period presented.

11. TAX INFORMATION

The below table presents the tax character of distributions:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Distributions paid from:
Ordinary Income	$5,385	$50,579	$45,346
Net Long-Term Capital Gains	—	—	—
Total Taxable Distributions	$5,385	$50,579	$45,346
Tax Return of Capital	$125,320	$—	$114,654

As of the dates indicated, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Undistributed Ordinary Income—net	$—	$27	$—
Undistributed Long-Term Capital Gains	—	—	—
Total Undistributed Earnings	$—	$27	$—
Capital Loss Carryforward: (1)
Perpetual Short-Term	$—	$(33)	$(34)
Perpetual Long-Term	(58,822)	(42,892)	(18,206)
Timing Differences (Organizational Costs/Incentive Fees/Late Year Ordinary Loss Deferral/Post-October Loss Deferral/ 852(b)(7) Dividend)	(19,492)	(78,572)	(47,939)
Unrealized Earnings (Losses)—net	(77,982)	(21,616)	(78,924)
Total Accumulated Earnings (Losses)—net	$(156,296)	$(143,086)	$(145,103)

(1)
For the years ended December 31, 2024, 2023 and 2022, the Company did not utilize any capital losses.

The Company's ability to utilize its capital loss carryforwards is subject to an annual limitation under section 382 of the Code.

As of the dates indicated, the Company’s aggregate unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Tax cost	$661,891	$545,083	$664,183
Gross unrealized appreciation	3,633	6,412	10,599
Gross unrealized depreciation	(81,615)	(28,028)	(89,523)
Net unrealized investment appreciation on investments	$(77,982)	$(21,616)	$(78,924)

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to net mark to market gains/(losses) on foreign currency contracts and differences in the tax treatment for material modification of debt securities.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses, net operating losses, return of capital distributions, and differences in the tax treatment of underlying fund investments. For the years ended December 31, 2024, 2023 and 2022, the Company reclassified ($34,254) ($294), and $28,900, respectively, from total distributable earnings to Units.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	December 31, 2024	December 31, 2023	December 31, 2022
Net increase in members' capital resulting from operations	$(13,539)	$52,302	$(21,993)
Adjustments:
Net unrealized loss (gain) on investments and foreign currency forward contracts and translations	$49,258	$(57,505)	$60,209
Income not currently taxable	(365)	295	(32)
Income for tax but not for book	178	223	722
Expenses not currently deductible	—	9,231	—
Expenses for tax but not for book	(52,916)	(325)	(4,102)
Realized gain (loss) differences	(47,517)	3,460	(7,698)
Taxable income net of capital loss carryforward	$(64,901)	$7,681	$27,106
Capital loss carryforward	$58,823	$42,925	$18,240
Nondeductible net investment loss	$6,078	$—	$—
Taxable income(1)	$—	$50,606	$45,346

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

12. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022		December 31, 2021	December 31, 2020
Per Unit Data:(1)
NAV, beginning of period	$37.92	$37.76	$54.79		$75.76	$86.21
Net investment income	4.34	4.01	4.79		5.29	7.05
Net realized and unrealized gains (losses)(2)	(5.55)	0.86	(6.85)		1.69	(0.83)
Income tax provision, realized and unrealized gains	0.02	0.02	—	(3)	(0.01)	(0.02)
Net increase (decrease) in Members' Capital from operations(2)	(1.19)	4.89	(2.06)		6.97	6.20
Discount in connection with Merger	(1.15)	—	—		—	—
Distributions recorded:
From return of capital	(11.73)	—	(10.73)		(23.41)	(0.09)
From net investment income	(0.36)	(4.73)	(4.24)		(4.53)	(16.56)
Total distributions recorded	(12.09)	(4.73)	(14.97)		(27.94)	(16.65)
Total increase (decrease) in Members' Capital	(14.43)	0.16	(17.03)		(20.97)	(10.45)
NAV, end of period	$23.49	$37.92	$37.76		$54.79	$75.76
Units outstanding, end of period	14,884,897	10,687,877	10,687,877		10,687,877	10,687,877
Weighted average units outstanding	10,858,864	10,687,877	10,687,877		10,687,877	10,569,808
Total return based on NAV(4)	(6.17)%	12.95%	(3.76)%		9.20%	7.19%
Supplemental Data/Ratio:
Members’ Capital, end of period	$349,710	$405,334	$403,611		$585,604	$809,718
Ratio of expenses (without incentive fees and interest and other debt expenses) to average Members’ Capital	3.03%	2.08%	1.99%		1.86%	1.89%
Ratio of interest and other debt expenses to average Members’ Capital	0.74%	2.37%	2.69%		2.32%	2.72%
Ratio of incentive fees to average Members’ Capital	(3.36)%	2.22%	(0.84)%		1.86%	1.30%
Ratio of total expenses to average Members’ Capital	0.41%	6.67%	3.84%		6.04%	5.91%
Ratio of net investment income to average Members’ Capital	13.53%	10.32%	11.11%		8.01%	8.35%
Portfolio turnover	50%	12%	7%		11%	5%

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

13. The Merger and In-Kind Contribution

Merger with Silver Merger Sub LLC

On December 17, 2024, the Company completed its previously announced acquisition by Buyer, pursuant to the Merger Agreement, dated as of October 31, 2024, by and among the Company, the Buyer, and Merger Sub. Pursuant to the Merger Agreement, Merger Sub was merged with and into the Company, with the Company surviving as a wholly owned subsidiary of the Buyer. The Company was the accounting survivor of the Merger.

In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding Unit, other than Units held by the Company or the Buyer or any of their respective consolidated subsidiaries, was automatically converted into the right to receive an amount in cash equal to $24.05 per Unit. In addition, 6,365,622 Units were issued to the Buyer in the Merger and 452 Units were issued to an additional investor at a price of $22.12 per Unit, or approximately $140,788 in the aggregate.

The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations—Related Issues.

In-Kind Contribution

At the effective time of the Merger, the Buyer contributed its wholly-owned subsidiary, Pantheon Silver, to the Company in exchange for 8,394,088 Units at a price of $24.05 per Unit. In addition, on December 17, 2024, following the effective time of the Merger and after giving effect to the contribution, Pantheon Silver merged with and into Goldman Sachs Private Middle Market Credit SPV II LLC, a wholly-owned subsidiary of the Company, with Goldman Sachs Private Middle Market Credit SPV II LLC surviving as a wholly-owned subsidiary of the Company.

The following table summarizes the assets and liabilities contributed as a result of the In-Kind Contribution.

As of December 31, 2024
Proceeds from Units issued by the Company	$201,886
Assets contributed:
Investments at fair value	$363,205
Cash	60,544
Other assets	3,007
Total assets contributed	$426,756
Liabilities contributed
Debt	$216,526
Interest and other debt expenses	1,976
Accrued expenses and other liabilities(1)	6,368
Total Liabilities contributed	$224,870
Net assets contributed	$201,886

(1) Amount includes a payable for excess proceeds received in connection with In-Kind Contribution.

14. SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statements of Financial Condition have been evaluated through the date the consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per Unit, including net investment income (if positive) for the period January 1, 2025 through March 31, 2025, payable on or about April 29, 2025 to Unitholders of record as of April 2, 2025.

OTHER INFORMATION (unaudited)

Effective from April 12, 2016 and solely for the purpose of marketing the Company in the United Kingdom (“UK”), the Investment Adviser identified itself as the alternative investment fund manager (“AIFM”) of the Company. As an AIFM, the Investment Adviser is responsible for complying with the provisions of the Alternative Investment Fund Managers Regulations, 2013, as amended by the Alternative Investment Managers (Amendment, etc.) (EU Exit) Regulations 2019 which implement the Alternative Investment Fund Managers Directive (Directive 2011/61/EU) (the “Directive”) into UK law.

In accordance with these rules, the AIFM is required to make available an annual report for the financial year of the Company, containing certain disclosures as set out in Article 22 and 23 of the Directive. The disclosures set out below are included to satisfy these requirements as they have not been disclosed elsewhere in this annual report on Form 10-K.

I. Remuneration

The following disclosures are made in accordance with Article 107 of the Commission Delegated Regulation (EU) No 231/2013 in respect of the AIFM, which is part of GS Group Inc. GS Group Inc.’s global remuneration philosophy, structure and process for setting remuneration generally applies to employees of the AIFM in the same manner as to other employees globally. References to the “firm” and “we” throughout this disclosure include GS Group Inc., the AIFM and any subsidiaries and affiliates.

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

The members of the GS Group Compensation Committee at the end of 2024 were Kimberley D. Harris (Chair), M. Michele Burns, John B. Hess, Kevin R. Johnson, Ellen J. Kullman, Lakshmi N. Mittal, and David A. Viniar (ex-officio). None of the members of the GS Group Compensation Committee was an employee of the firm. All members of the GS Group Compensation Committee were “independent” within the meaning of the New York Stock Exchange Rules and the firm’s Director Independence Policy.

The GS Group Compensation Committee has for several years recognized the importance of using an independent remuneration consultant that is appropriately qualified and that provides services solely to the GS Group Compensation Committee and not to the firm. The Compensation Committee continued to retain an independent remuneration consultant in 2024.

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

e. Risk Adjustment

Prudent risk management is a hallmark of both the firm's and the AIFM’s culture and sensitivity to risk and risk management are key elements in assessing employee performance, including as part of the annual performance review process noted above.

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

f. Structure of Remuneration

1. Fixed Remuneration: Comprised of base salary and, where applicable, role-based allowances.

2. Variable Remuneration: For employees with total and variable remuneration above a specific threshold, variable remuneration is generally paid in a combination of cash and equity-based remuneration. In general, the portion paid in the form of an equity-based award increases as variable remuneration increases.

g. Total Remuneration

Staff remuneration for the financial period ending December 31, 2024:

Total remuneration for the financial year ending 31 December 2024 paid by the AIFM to 138 staff in respect of the management of the assets of the Company	US $1,291,539, made up of: • US $456,582 fixed remuneration • US $834,958 variable remuneration
Which includes:
(a) Remuneration paid by the AIFM to senior management	US $678,457
(b) Remuneration paid by the AIFM to other staff members whose actions have a material impact on the risk profile of the Company	US $613,083

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

The Company has ceased marketing in Switzerland and therefore terminated the appointment of its Swiss Representative and Swiss Paying Agent retroactively as of December 31, 2024.

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

In respect of the period ended December 31, 2024, there have been no material changes to the information listed in Article 23 of the Directive.

V. Service Provider Not Previously Disclosed

Legal Counsel

Fried, Frank, Harris, Shriver & Jacobson LLP

One New York Plaza

New York, NY 10004

USA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Directors

Information regarding the members of the Board of Directors is as follows:

Name and Age (1)	Term of Office	Principal Occupation(s) During Past 5 Years	Other Directorships

Independent Directors

Jaime Ardila (69)	Chairperson of the Board of Directors since January 2017; Director since April 2016

Mr. Ardila is retired. He is Director, Accenture plc (2013– Present) Director, Nexa Resources (2019 – Present), and Director, Grupo Energía Bogotá (GEB) (2024 – Present). Formerly, he was Director of Ecopetrol (2016-2019); and held senior management positions with General Motors Company (an automobile manufacturer) (1984–1996 and 1998–2016), most recently as Executive Vice President, and President of General Motors’ South America region (2010–2016).

Director—GS BDC and GS Credit; Chairperson of the Board of Directors—the Company, GS PMMC II and PSLF.

Accenture plc (a management consulting services company); Nexa Resources (a mining company); Grupo Energía Bogotá (an electric utility company); GS BDC; GS PMMC II; PSLF; GS Credit

Ross J. Kari (66)	Director since April 2016

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

Director—the Company, GS BDC, GS PMMC II, PSLF and GS Credit.

ETTL Engineers and Consultants Inc.; HIVE Digital Technologies Ltd; GS BDC; GS PMMC II; PSLF; GS Credit

Interested Director*

Katherine (“Kaysie”) P. Uniacke (64)	Director since April 2016

Ms. Uniacke is Chair of the Board—Goldman Sachs Asset Management International (2013–Present); and Advisory Director—Goldman Sachs (2013–Present). She was formerly Director—Goldman Sachs Dublin and Luxembourg family of funds (2013-2023).

Director—the Company, GS BDC, GS PMMC II, GS MMLC II, PSLF, GS Credit and West Bay.

Goldman Sachs Asset Management International; GS BDC; GS PMMC II; GS MMLC II; PSLF; GS Credit; West Bay

Ms. Uniacke is considered to be an “Interested Director” because she holds positions with Goldman Sachs and owns securities issued by GS Group Inc. Ms. Uniacke holds comparable positions with certain other companies of which Goldman Sachs, GSAM or an affiliate thereof is the investment adviser, administrator and/or distributor.

(1) Each director may be contacted by writing the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

Executive Officers

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Alex Chi	52	Co-Chief Executive Officer and Co-President
David Miller	55	Co-Chief Executive Officer and Co-President
Tucker Greene	49	Chief Operating Officer
Stanley Matuszewski	38	Chief Financial Officer and Treasurer
John Lanza	54	Principal Accounting Officer
Julien Yoo	53	Chief Compliance Officer
Caroline Kraus	47	Chief Legal Officer and Secretary
Justin Betzen	44	Vice President
Greg Watts	48	Vice President
Jennifer Yang	41	Vice President
Matthew Carter	38	Vice President

The address for each director and executive officer is c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282. Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Biographical Information

Directors

Independent Directors:

Jaime Ardila. Mr. Ardila is retired. Mr. Ardila has served on the Board of Directors of the Company since April 2016 and has served as Chairperson of the Board of Directors of the Company since January 2017. He also serves as a member of the Board of Directors of GS BDC and GS Credit and serves as Chairperson of the Board of Directors of GS PMMC II and PSLF. Mr. Ardila is a member of the Board of Directors of Accenture plc, a management consulting services company, where he serves as Chair of the Finance Committee a member of the Audit Committee, and a member of the Governance and Nominations Committee. He also serves as a Chairperson of the Board of Directors of Nexa Resources S.A., a mining company, and a member of the Board of Directors of Grupo Energía Bogotá, an electric utility company. Previously, he was a member of the Board of Directors of Ola Electric Mobility, an electric vehicle manufacturer, and was also a member of the Board of Directors of Ecopetrol, an integrated oil company, where he served as Chair of the Audit Committee and a member of the Business Committee and the Corporate Governance and Sustainability Committee, from 2016 to 2019. Mr. Ardila also worked for 29 years at General Motors Company, an automobile manufacturer, where he held several senior management positions, most recently as Executive Vice President of the company and President of General Motors’ South America region. Mr. Ardila joined General Motors in 1984. From 1996 to 1998, Mr. Ardila served as the managing director, Colombian Operations, of N M Rothschild & Sons Ltd, before rejoining General Motors in 1998. Based on the foregoing, Mr. Ardila is experienced with financial and investment matters, which we believe makes him well qualified to serve on the Board of Directors.

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

Interested Director:

Kaysie Uniacke. Ms. Uniacke is the sole interested director on the Board and has served in such capacity since April 2016. Ms. Uniacke is the chair of the board of Goldman Sachs Asset Management International, serves on the boards of GS BDC, GS PMMC II, GS MMLC II, PSLF, GS Credit and West Bay; and is an advisory director to GS Group Inc. Previously, she was global chief operating officer of GSAM’s portfolio management business until 2012 and served on the Investment Management Division Client and Business Standards Committee. Prior to this, she was president of Goldman Sachs Trust, the GS mutual fund family, and was head of the Fiduciary Management business within Global Manager Strategies, responsible for business development and client service globally. Earlier in her career, Ms. Uniacke managed GSAM’s U.S. and Canadian Distribution groups. In that capacity, she was responsible for overseeing all North American institutional and third-party sales channels, marketing and client service functions, for which client assets exceeded $200 billion. Before that, Ms. Uniacke was head of GSAM’s Global Cash Services business, where she was responsible for overseeing the management of assets exceeding $100 billion. Ms. Uniacke worked at Goldman Sachs from 1983 to 2012, where she was named managing director in 1997 and partner in 2002. Based on the foregoing, Ms. Uniacke is experienced with financial and investment matters, which we believe makes her well qualified to serve on the Board of Directors.

Executive Officers who are not Directors:

Alex Chi. Mr. Chi is the Co-Chief Executive Officer and Co-President of the Company and has served in such capacity since March 2022. Mr. Chi is also the Co-Chief Executive Officer and Co-President of GS BDC, GS PMMC II, GS MMLC II, PSLF, GS Credit and West Bay. Mr. Chi is co-head of the Goldman Sachs Asset Management Private Credit Team in the Americas. Before assuming his current role, Mr. Chi spent 25 years in Goldman Sachs’ Investment Banking Division. Mr. Chi worked in the Financial and Strategic Investors Group from 2006 to 2019, managing Goldman Sachs’ relationships with private equity and related portfolio company clients. Prior to that, Mr. Chi worked in Leveraged Finance, where he spent six years structuring and executing leveraged loan and high yield debt financings for corporate and private equity clients across industries. He also spent three years in Asia focused on mergers and acquisitions and corporate finance transactions. Mr. Chi was named managing director in 2006 and partner in 2012.

David Miller. Mr. Miller is the Co-Chief Executive Officer and Co-President of the Company and has served in such capacity since March 2022. Mr. Miller is also the Co-Chief Executive Officer and Co-President of GS BDC, GS PMMC II, GS MMLC II, PSLF, GS Credit and West Bay. Mr. Miller is co-head of the Goldman Sachs Asset Management Private Credit Team in the Americas. He has spent his nearly 30-year career as an investor in middle market companies and has originated billions of dollars in commitments across all industries to companies in various stages of the lifecycle. In 2004, he co-founded Goldman Sachs’ middle market origination effort investing primarily firm capital and has led that business since 2013. Prior to joining Goldman Sachs in 2004, Mr. Miller was senior vice president of originations for GE Capital, where he was responsible for structuring and originating loans in the media and telecommunications sectors. Previously, Mr. Miller was a director at SunTrust Bank, responsible for originating and managing a portfolio of middle market loans. Mr. Miller was named managing director in 2012 and partner in 2014.

Tucker Greene. Mr. Greene is the chief operating officer of the Company and has served in such capacity since May 2023. Mr. Greene is also the chief operating officer of GS BDC, GS PMMC II, GS MMLC II, PSLF, GS Credit and West Bay. Mr. Greene previously served as a vice president of GS BDC, GS PMMC II, GS MMLC II, PSLF and GS Credit. He is also a managing director in the Goldman Sachs Asset Management Private Credit Team. He is a senior portfolio manager focused on fund management. Prior to his current role, Mr. Greene was a senior originator and underwriter in Goldman Sachs Asset Management Private Credit. Mr. Greene joined Goldman Sachs in 2004 in the Specialty Lending Group, primarily investing firm capital in directly originated middle market loans. Prior to joining Goldman Sachs, Mr. Greene worked at GE Capital, focusing on underwriting loans in the media and telecommunications sector. Mr. Greene was named managing director in 2021.

Stanley Matuszewski. Mr. Matuszewski is the chief financial officer and treasurer of the Company and has served in such capacity since November 2023. Mr. Matuszewski also is the chief financial officer and treasurer of GS BDC, GS PMMC II, GS MMLC II, PSLF, GS Credit and West Bay. He is a Vice President in Private Credit within Goldman Sachs Asset Management. Prior to his current role, he managed the Business Development Companies Asset Management Product Controllers team, which is responsible for valuation oversight. Prior to joining Goldman Sachs & Co. LLC in 2013, he worked at Morgan Stanley in the Valuation Review Group.

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

Julien Yoo. Ms. Yoo is the chief compliance officer of the Company and has served in such capacity since June 2019. Ms. Yoo is also the Managing Director of GSAM Compliance, Head of the U.S. Regulatory Compliance team with GSAM Compliance, and Chief Compliance Officer of GS BDC, GS PMMC II, GS MMLC II, PSLF, GS Credit and West Bay. Ms. Yoo joined Goldman Sachs in 2013. Prior to joining Goldman Sachs, Ms. Yoo was a Vice President in the legal department of Morgan Stanley Investment Management. Prior to joining Morgan Stanley, she was an associate at Shearman & Sterling, LLP and at Swidler Berlin Shereff Friedman, LLP.

Caroline Kraus. Ms. Kraus is the chief legal officer and secretary of the Company and has served in such capacity since July 2017. Ms. Kraus is also a Managing Director and Senior Counsel at GSAM and the chief legal officer and secretary of GS BDC, GS PMMC II, GS MMLC II, PSLF, GS Credit and West Bay, as well as various other Goldman Sachs funds. Ms. Kraus joined Goldman Sachs in 2006. Prior to joining Goldman Sachs, she was an associate at Weil, Gotshal & Manges, LLP.

Justin Betzen. Mr. Betzen is a vice president of the Company and has served in such capacity since August 2022. Mr. Betzen is also a vice president of GS BDC, GS PMMC II, GS MMLC II, PSLF, GS Credit and West Bay. He is also a managing director and senior underwriter in Goldman Sachs Asset Management Private Credit in the Americas. Mr. Betzen initially joined Goldman Sachs in 2006 as an associate and rejoined the firm as a vice president in 2013. He was named managing director in 2019. Prior to rejoining the firm, Mr. Betzen worked at Newstone Capital Partners, where he focused on second lien, mezzanine and minority equity investing. Prior to initially joining Goldman Sachs, he worked at JPMorgan Chase in the Technology Corporate Banking Group, where he focused on software, services and payments companies.

Greg Watts. Mr. Watts is a vice president of the Company and has served in such capacity since August 2022. Mr. Watts is also a vice president of GS BDC, GS PMMC II, GS MMLC II, PSLF, GS Credit and West Bay. He also serves as head of underwriting and portfolio management for the Goldman Sachs Asset Management Private Credit Team in the Americas. He has spent greater than 20 years as a credit investor in middle market companies and has overseen billions of dollars of investments from origination to exit as well as a significant amount of experience in workouts and restructurings. Mr. Watts is a member of the Private Credit Investment Committee and the Private Credit Investment Subcommittee, which focuses on middle market lending primarily via the Goldman Sachs balance sheet. Mr. Watts joined Goldman Sachs in 2007 and was named managing director in 2015 and partner in 2022. Prior to joining Goldman Sachs, Mr. Watts spent five years with GE Capital’s Technology, Media and Telecom Finance Group as a senior vice president and risk team leader in underwriting and portfolio management. Before working at GE Capital, Mr. Watts was an associate at Investcorp International after beginning his career as an investment banking analyst in Salomon Smith Barney’s Mergers and Acquisitions Group.

Jennifer Yang. Ms. Yang is a vice president of the Company and has served in such capacity since August 2022. Ms. Yang is also a vice president of GS BDC, GS PMMC II, GS MMLC II, PSLF, GS Credit and West Bay. She is also a managing director in Credit Alternatives within Goldman Sachs Asset Management, with oversight of Healthcare. She is responsible for leading and managing the healthcare investment strategy and portfolio. Ms. Yang joined Goldman Sachs in 2018 as a vice president and was named managing director in 2021. Prior to joining Goldman Sachs, Ms. Yang was an executive director at Varagon Capital Partners, where she was responsible for structuring, executing and managing credit investments in the healthcare sector. Previously, she was a vice president at Fifth Street Asset Management, focused on healthcare deal execution.

Matthew Carter. Mr. Carter is a Vice President of the Company and has served in such capacity since February 2025. Mr. Carter is also a Vice President of GS BDC, GS PMMC II, GS MMLC II, PSLF, GS Credit and West Bay. Mr. Carter is a managing director and senior underwriter in Private Credit within Asset & Wealth Management at Goldman Sachs. He leads workout and restructuring activities for the U.S. direct lending business. Mr. Carter joined Goldman Sachs in 2014 as an associate in the Specialty Lending Group within the Special Situations Group and was named managing director in 2023. Prior to joining Goldman Sachs, Mr. Carter worked in the Investment Banking Division at Barclays Capital for five years and started his career in the Private Fund Investments Group at Lehman Brothers.

Committees of the Board of Directors

Audit Committee

The members of the Audit Committee are Mr. Ardila, Mr. Kari and Ms. McGee, each of whom is an Independent Director and meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act, and none will be an “interested person” of the Company (as defined in Section 2(a)(19) of the Investment Company Act). Mr. Kari is Chair of the Audit Committee. The Board of Directors and the Audit Committee have determined that Mr. Kari is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K under the Exchange Act. The Audit Committee is responsible for overseeing matters relating to the appointment and activities of our auditors, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by our independent public accountants. The Audit Committee is also responsible for aiding the Board of Directors in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available.

The Audit Committee held four formal meetings in 2024.

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

The Governance and Nominating Committee held two formal meetings in 2024.

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

The Compliance Committee held four formal meetings in 2024.

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

The Contract Review Committee held one formal meeting in 2024.

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

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to its directors, officers and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. While there is no insider trading policy with respect to the Company itself, the Company complies with all applicable securities laws when transacting in its own securities. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K. The Company does not expect any subsequent closings and its Units are subject to certain transfer restrictions, as outlined in the Company’s LLC Agreement.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

None of our executive officers are currently compensated by us. We do not currently have any employees. Our day-to-day operations are managed by the Investment Adviser.

Compensation of Directors

For the fiscal year ended December 31, 2024, each Independent Director was compensated with a $50,000 annual fee for his or her services as a director. In addition, the Chair earned an annual fee of $25,000 and the director designated as “audit committee financial expert” received an additional $10,000 for their additional services in such capacities. The Independent Directors are also reimbursed for travel and other expenses incurred in connection with attending meetings. No compensation will be paid to directors who are “interested persons,” as that term is defined in the Investment Company Act.

In addition, we purchase liability insurance on behalf of our directors. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry.

	Total Compensation From the Company for Fiscal Year 2024(3)	Total Compensation From the Goldman Sachs Fund Complex for Fiscal Year 2024(4)
Interested Director
Kaysie Uniacke	–	–
Independent Directors
Jaime Ardila(1)	$75,000	$445,000
Ross Kari (2)	$60,000	$409,000
Susan B. McGee	$50,000	$385,000

(1) Includes compensation as Chair of the Board.

(2) Includes compensation as audit committee financial expert.

(3) The Company does not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from the Company.

(4) Reflects compensation earned during the year ended December 31, 2024. For purposes of the table, the Goldman Sachs Fund Complex includes GS BDC, PMMC II, GS MMLC II, PSLF and GS Credit.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 4, 2025, certain ownership information with respect to our Units for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding Units and all executive officers and directors, on an individual and group basis. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such Units.

Name and Address (1)	Type of Ownership	Number of Units Owned	Percentage
Interested Director
Kaysie Uniacke	—	—	—

Independent Directors
Jaime Ardila	—	—	—
Ross Kari	—	—	—
Susan B. McGee	—	—	—

Executive Officers
Alex Chi	—	—	—
David Miller	—	—	—
Tucker Greene	—	—	—
Stanley Matuszewski	—	—	—
John Lanza	—	—	—
Caroline Kraus	—	—	–
Julien Yoo	—	—	—
Justin Betzen	—	—	—
Greg Watts	—	—	—
Jennifer Yang	—	—	—
Matthew Carter	—	—	—
All officers and directors as a group (15 persons)	—	—	—

(1)
The business address for each of our officers and directors is c/o Silver Capital Holdings LLC, 200 West Street New York, New York 10282.

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

For the year ended December 31, 2024, we paid GSAM a total of $46.41 million in fees pursuant to the Investment Advisory Agreement.

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

Co-Investment Opportunities

In certain circumstances, we can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants. On June 25, 2024, the SEC granted an amendment to the Relief, which permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or RICs, did not have an investment in such existing portfolio company. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

For information regarding our co-investment opportunities, see “Item 1. Business—Allocation of Investment Opportunities.”

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

Director Independence

For information regarding the independence of our directors, see “Item 10. Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2024 and 2023 were $547,700 and $330,000, respectively.

Fees included in the audit fees category are those associated with the annual audits of financial statements, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by PricewaterhouseCoopers LLP for the years ended December 31, 2024 and 2023.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2024 and 2023 were $1,306,615 and $1,304,641, respectively. These amounts represent fees PricewaterhouseCoopers LLP billed to GSAM for services related to the SSAE 18 report.

Tax Fees

No fees were billed by PricewaterhouseCoopers LLP for services rendered to the Company for tax compliance, tax advice and tax planning for the years ended December 31, 2024 and 2023.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2024 and 2023.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees,” and “Tax Fees” above, for the years ended December 31, 2024 and 2023.

Other than services reported under “Audit-Related Fees,” no other fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2024 and 2023.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Company’s investment adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the years ended December 31, 2024 and 2023. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

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

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55660), filed on July 13, 2016).

3.2*	Amendment to Certificate of Formation.

3.3*	Fourth Amended and Restated Limited Liability Company Agreement, dated December 17, 2024.

3.4

First Amendment to Fourth Amended and Restated Limited Liability Company Agreement, dated January 21, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 814- 01215), filed on January 24, 2025).

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

10.4.1*	Amended and Restated Investment Management and Advisory Agreement, dated as of December 17, 2024, between the Company and Goldman Sachs Asset Management, L.P.

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

814-01215), filed on May 16, 2023).

14.1	Code of Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 814-01215), filed on February 20, 2020).

14.2	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K (File No. 814-01215), filed on February 25, 2021).

19.1*	Insider Trading Policy

21.1*	Subsidiaries of Goldman Sachs Private Middle Market Credit LLC

24.1*	Power of attorney (included on the signature page hereto).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER CAPITAL HOLDINGS LLC

Date: March 4, 2025	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: March 4, 2025	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Alex Chi, David Miller, Stanley Matuszewski and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2024, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2025.

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