Form 10-Q
period 2025-03-31
Silver Capital Holdings LLC
filed 2025-05-13
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 13, 2025, there were 14,884,897 limited liability company common units outstanding.

SILVER CAPITAL HOLDINGS LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
disruptions in the capital markets, market conditions, and general economic uncertainty;
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic;
•
United States trade policy developments, tariffs and other trade restrictions;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Silver Capital Holdings LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $579,715 and $660,307)	$508,854	$579,141
Non-controlled affiliated investments (cost of $3,354 and $3,354)	3,354	3,354
Total investments, at fair value (amortized cost of $583,069 and $663,661)	$512,208	$582,495
Investments in affiliated money market fund (cost of $14,989 and $288)	14,989	288
Cash	104,211	79,248
Interest and dividends receivable	6,732	5,705
Deferred financing costs	844	840
Other assets	267	87
Total assets	$639,251	$668,663
Liabilities
Debt	$268,132	$293,132
Interest and other debt expenses payable	4,534	2,822
Management fees payable	882	957
Incentive fees payable	4,678	4,420
Distribution payable	—	5,359
Secured borrowings	1,861	1,818
Accrued expenses and other liabilities	2,395	4,130
Payable for units subscribed (Note 12)	—	6,315
Total liabilities	$282,482	$318,953
Commitments and contingencies (Note 8)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Units (14,884,897 and 14,884,897 units issued and outstanding as of March 31, 2025 and December 31, 2024)	506,006	506,006
Distributable earnings (loss)	(149,237)	(156,296)
Total members’ capital	$356,769	$349,710
Total liabilities and members’ capital	$639,251	$668,663
Net asset value per unit	$23.97	$23.49

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$15,506	$13,202
Payment-in-kind income	2,321	2,511
Other income	193	152
From non-controlled affiliated investments:
Dividend income	76	507
Total investment income	$18,096	$16,372
Expenses:
Interest and other debt expenses	$4,960	$1,063
Management fees	882	1,526
Incentive fees	660	1,149
Professional fees	202	251
Directors’ fees	51	50
Other general and administrative expenses	284	292
Total expenses	$7,039	$4,331
Net investment income	$11,057	$12,041
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(14,292)	$(5)
Non-controlled affiliated investments	—	605
Foreign currency transactions	—	(12)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	10,294	(6,103)
Non-controlled affiliated investments	—	(626)
Foreign currency forward contracts	—	50
Foreign currency translations	—	591
Net realized and unrealized gains (losses)	$(3,998)	$(5,500)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	—	(28)
Net increase (decrease) in members’ capital from operations	$7,059	$6,513
Weighted average units outstanding	14,884,897	10,687,877
Basic and diluted net investment income per unit	$0.74	$1.13
Basic and diluted earnings per unit	$0.47	$0.61

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Members’ capital at beginning of period	$349,710	$405,334
Increase (decrease) in members’ capital from operations:
Net investment income	$11,057	$12,041
Net realized gain (loss)	(14,292)	588
Net change in unrealized appreciation (depreciation)	10,294	(6,088)
(Provision) benefit for unrealized appreciation/depreciation on investments	—	(28)
Net increase (decrease) in members’ capital from operations	$7,059	$6,513
Total increase (decrease) in members’ capital	$7,059	$6,513
Members’ capital at end of period	$356,769	$411,847

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Cash flows from operating activities:
Net increase (decrease) in members’ capital from operations:	$7,059	$6,513
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(4,989)	(225)
Payment-in-kind interest capitalized	(2,467)	(2,257)
Investments in affiliated money market fund, net	(14,701)	16,760
Proceeds from sales of investments and principal repayments	74,827	26,270
Net realized (gain) loss on investments	14,292	(600)
Net change in unrealized (appreciation) depreciation on investments	(10,294)	6,729
Amortization of premium and accretion of discount, net	(1,039)	(499)
Amortization of deferred financing costs	82	173
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(1,027)	(163)
(Increase) decrease in other assets	(180)	(92)
Increase (decrease) in interest and other debt expenses payable	1,626	(821)
(Decrease) increase in management fees payable	(75)	(12)
(Decrease) increase in incentive fees payable	258	1,149
Increase (decrease) in accrued expenses and other liabilities	(1,462)	54
Increase (decrease) in payable for units subscribed	(6,315)	—
Net cash provided by operating activities	$55,595	$52,979
Cash flows from financing activities:
Distributions paid	$(5,359)	$(13,579)
Financing costs paid	(273)	—
Repayments of debt	(25,000)	(36,219)
Net cash provided by (used for) financing activities	$(30,632)	$(49,798)
Net increase in cash	24,963	3,181
Effect of foreign exchange rate changes on cash and cash equivalents	—	(50)
Cash, beginning of period	79,248	11,340
Cash, end of period	$104,211	$14,471
Supplemental and non-cash activities
Interest expense paid	$3,251	$1,676
Accrued but unpaid deferred financing cost	$86	$—
Exchange of investments	$23,491	$2,053

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of March 31, 2025

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 141.5%
United States - 141.5%
1st Lien/Senior Secured Debt - 93.5%
ITS Buyer Inc (dba ITS Logistics)	Air Freight & Logistics	10.05%	S + 5.50%	06/14/26	$25,685	$25,476	$25,428	(5) (6)
ITS Buyer Inc (dba ITS Logistics)	Air Freight & Logistics		S + 5.50%	06/14/26	4,613	(37)	(46)	(5) (6) (7)
Acuity Specialty Products, Inc. (dba Zep Inc.)	Chemicals	8.30%	S + 4.00%	10/02/28	34,442	34,442	34,097	(5) (6) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	10.05%	S + 5.50%	06/29/27	14,948	14,850	14,799	(5) (6) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.50%	06/29/27	443	(3)	(4)	(6) (7) (8)
Marquis Software Solutions Inc	Consumer Finance	9.67%	S + 5.25%	11/29/26	9,244	8,925	8,874	(5) (6)
Marquis Software Solutions Inc	Consumer Finance	9.67%	S + 5.25%	11/29/26	1,076	544	538	(5) (6) (7)
Marquis Software Solutions Inc	Consumer Finance	9.67%	S + 5.25%	11/29/26	381	368	366	(5) (6)
CDM Fitness Holdings, LLC	Consumer Staples Distribution & Retail	10.70%	S + 6.25%	06/17/26	25,996	25,784	25,736	(5) (6)
CDM Fitness Holdings, LLC	Consumer Staples Distribution & Retail		S + 6.25%	06/17/26	1,083	(9)	(11)	(5) (6) (7)
CDM Fitness Holdings, LLC	Consumer Staples Distribution & Retail	10.70%	S + 6.25%	06/17/26	538	192	192	(5) (6) (7)
CorePower Yoga LLC	Diversified Consumer Services	10.48%	S + 7.25% (Incl. 1.25% PIK)	05/14/26	17,244	17,158	16,813	(5) (6) (8)
CorePower Yoga LLC	Diversified Consumer Services		S + 6.00%	05/14/26	1,070	(5)	(27)	(6) (7) (8)
Streamland Media Midco LLC	Entertainment	10.06%	S + 5.50%	04/02/29	10,504	10,301	10,294	(6) (8)
Streamland Media Midco LLC	Entertainment		S + 5.50%	04/02/29	1,514	—	(30)	(6) (7) (8)
Keystone Purchaser LLC (dba Bridgeway)	Ground Transportation	10.32%	S + 5.75%	05/07/27	18,912	18,743	18,723	(5) (6)
Keystone Purchaser LLC (dba Bridgeway)	Ground Transportation	10.32%	S + 5.75%	05/07/27	2,590	2,567	2,564	(5) (6)
Keystone Purchaser LLC (dba Bridgeway)	Ground Transportation	10.32%	S + 5.75%	05/07/27	2,342	381	378	(5) (6) (7)
HAI Hospitality, Inc.	Hotels, Restaurants & Leisure	9.89%	S + 5.50%	12/06/28	9,270	9,186	9,178	(5) (6)
HAI Hospitality, Inc.	Hotels, Restaurants & Leisure		S + 5.50%	12/06/28	4,362	(39)	(44)	(5) (6) (7)
HAI Hospitality, Inc.	Hotels, Restaurants & Leisure		S + 5.50%	12/06/28	1,636	(15)	(16)	(5) (6) (7)
KBP BRANDS, LLC	Hotels, Restaurants & Leisure	10.56%	S + 6.00% (Incl. 0.50% PIK)	05/26/27	20,425	20,243	20,016	(5) (6)
KBP BRANDS, LLC	Hotels, Restaurants & Leisure	10.56%	S + 6.00% (Incl. 0.50% PIK)	05/26/27	10,536	10,442	10,325	(5) (6)
KBP BRANDS, LLC	Hotels, Restaurants & Leisure	10.56%	S + 6.00% (Incl. 0.50% PIK)	05/26/27	1,281	1,269	1,255	(5) (6)
PF Atlantic Holdco 2, LLC	Hotels, Restaurants & Leisure	9.95%	S + 5.50%	11/12/27	11,259	11,156	11,146	(5) (6)
PF Atlantic Holdco 2, LLC	Hotels, Restaurants & Leisure	9.95%	S + 5.50%	11/12/27	8,931	8,850	8,842	(5) (6)
PF Atlantic Holdco 2, LLC	Hotels, Restaurants & Leisure		S + 5.50%	11/12/27	1,539	(14)	(15)	(5) (6) (7)
Helix Sleep, Inc.	Household Durables	10.95%	S + 6.50%	10/12/26	9,965	9,880	9,865	(5) (6)
Helix Sleep, Inc.	Household Durables		S + 6.50%	10/12/26	1,372	(12)	(14)	(5) (6) (7)
Helix Sleep, Inc.	Household Durables	10.96%	S + 6.50%	10/12/26	549	544	544	(5) (6)
Helix Sleep, Inc.	Household Durables	11.45%	S + 7.00%	10/12/26	398	395	397	(5) (6)
Curio Brands, LLC	Household Products	9.47%	S + 5.00%	12/21/27	13,472	13,287	13,270	(5) (6)
Curio Brands, LLC	Household Products	9.47%	S + 5.00%	12/21/27	3,235	3,191	3,187	(5) (6)
Curio Brands, LLC	Household Products		S + 5.00%	12/21/27	1,426	(19)	(21)	(5) (6) (7)
Lithium Technologies, Inc.	Interactive Media & Services		S + 11.00% PIK	01/03/25	72,618	64,001	17,791	(6) (8) (9) (10)
Inova Payroll LLC	Professional Services	10.69%	S + 6.25%	12/31/25	9,557	9,487	9,461	(5) (6)
Inova Payroll LLC	Professional Services	10.69%	S + 6.25%	12/31/25	920	913	910	(5) (6)
Inova Payroll LLC	Professional Services	10.69%	S + 6.25%	12/31/25	587	485	484	(5) (6) (7)
Convenient Payments Acquisition, Inc. (dba IntelliPay)	Software	10.94%	S + 6.50%	09/24/26	5,404	5,358	5,350	(5) (6)
Convenient Payments Acquisition, Inc. (dba IntelliPay)	Software	10.94%	S + 6.50%	09/24/26	1,996	1,979	1,976	(5) (6)
Convenient Payments Acquisition, Inc. (dba IntelliPay)	Software		S + 6.50%	09/24/26	881	(7)	(9)	(5) (6) (7)
Igloo Inc.	Software	10.68%	S + 6.00%	12/23/26	4,182	4,146	4,140	(5) (6)
Igloo Inc.	Software	10.68%	S + 6.00%	12/23/26	1,072	677	676	(5) (6) (7)
Igloo Inc.	Software	10.68%	S + 6.00%	12/23/26	791	784	783	(5) (6)
SugarCRM Inc.	Software	9.42%	S + 5.00%	07/30/27	26,637	26,397	26,370	(5) (6)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
SugarCRM Inc.	Software		S + 5.00%	07/30/27	$2,128	$(19)	$(21)	(5) (6) (7)
Good Feet Worldwide LLC	Specialty Retail	9.42%	S + 5.00%	12/10/27	17,218	16,981	16,959	(5) (6)
Good Feet Worldwide LLC	Specialty Retail	9.42%	S + 5.00%	12/10/27	2,152	2,123	2,120	(5) (6)
Good Feet Worldwide LLC	Specialty Retail		S + 5.00%	12/10/27	1,112	(15)	(17)	(5) (6) (7)
Total 1st Lien/Senior Secured Debt						381,311	333,572
1st Lien/Last-Out Unitranche (11) - 42.7%
Streamland Media Midco LLC	Entertainment	11.06%	S + 6.50%	04/02/29	$10,094	$9,488	$9,488	(6) (8)
Doxim, Inc.	Financial Services	10.82%	S + 6.40%	06/01/26	30,617	30,441	29,698	(5) (6) (8)
Doxim, Inc.	Financial Services	10.82%	S + 6.40%	06/01/26	23,681	23,546	22,970	(5) (6) (8)
Doxim, Inc.	Financial Services	11.42%	S + 7.00%	06/01/26	5,723	5,686	5,566	(5) (6) (8)
Doxim, Inc.	Financial Services	12.42%	S + 8.00%	06/01/26	4,484	4,453	4,406	(5) (6) (8)
Doxim, Inc.	Financial Services	12.42%	S + 8.00%	06/01/26	3,330	3,308	3,272	(5) (6) (8)
Ej2 Communications, Inc. (dba Flashpoint)	IT Services	12.28%	S + 7.72% (Incl. 3.53% PIK)	06/30/27	27,792	27,547	27,514	(5) (6)
Ej2 Communications, Inc. (dba Flashpoint)	IT Services	12.28%	S + 7.72% (Incl. 3.53% PIK)	06/30/27	3,797	3,763	3,759	(5) (6)
K2 Towers II, LLC	Wireless Telecommunication Services	10.79%	S + 6.50%	05/02/29	20,469	18,710	18,698	(5) (6) (7)
Octagon Towers LLC	Wireless Telecommunication Services	10.52%	S + 6.08%	03/30/27	16,913	16,570	16,550	(5) (6) (7)
Peppertree Towers LLC	Wireless Telecommunication Services	10.80%	S + 6.50%	09/01/27	11,745	10,421	10,410	(5) (6) (7)
Total 1st Lien/Last-Out Unitranche						153,933	152,331
2nd Lien/Senior Secured Debt - 5.3%
Wine.com, LLC	Beverages	16.56%	S + 12.00% PIK	04/03/27	$7,397	$7,625	$7,619	(6) (8)
Wine.com, LLC	Beverages	16.58%	S + 12.00% PIK	04/03/27	2,141	1,662	3,760	(6) (7) (8) (12)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			11/11/27	16,405	—	—	(6) (8) (13)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	11/11/27	12,850	11,531	7,517	(6) (8) (9)
Total 2nd Lien/Senior Secured Debt						20,818	18,896
Unsecured Debt -0.0%
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	$22,428	$—	$—	(6) (8) (9) (12)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	12,936	4,042	—	(6) (8) (9) (12)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	7,867	9,489	—	(6) (8) (9)
Total Unsecured Debt						13,531	—
Total United States						$569,593	$504,799
Total Debt Investments						$569,593	$504,799

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate(3)	Initial Acquisition Date(14)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 2.1%
United States - 2.1%
Common Stock - 2.1%
Elah Holdings, Inc.	Capital Markets		05/09/18	69,386	$3,354	$3,354	(6) (8) (13) (15)
Streamland Media Holdings LLC	Entertainment		03/31/25	100,941	4,055	4,055	(6) (8) (13)
Total Common Stock					7,409	7,409
Preferred Stock - 0.0%
Wine.com, LLC	Beverages		11/14/18	337,425	$2,900	$—	(6) (8) (13)
Wine.com, LLC	Beverages		03/03/21	78,199	1,933	—	(6) (8) (13)
Total Preferred Stock					4,833	—
Warrants - 0.0%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	2,974	$1,096	$—	(6) (8) (13)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	311	115	—	(6) (8) (13)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	62	23	—	(6) (8) (13)
Total Warrants					1,234	—
Total United States					$13,476	$7,409
Total Equity Securities					$13,476	$7,409
Total Investments - 143.6%					$583,069	$512,208
Investments in Affiliated Money Market Fund - 4.2%
United States - 4.2%
Goldman Sachs Financial Square Government Fund - Institutional Shares				14,988,614	$14,989	$14,989	(16) (17)
Total United States					$14,989	$14,989
Total Investments in Affiliated Money Market Fund					$14,989	$14,989
Total Investments and Investments in Affiliated Money Market Fund - 147.8%					$598,058	$527,197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments".
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the SOFR including SOFR adjustment, if any, ("S") at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of March 31, 2025, 1 month S was 4.32%, 3 month S was 4.29% and 6 month S was 4.19%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2025.
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
(8)
Represents co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission (the "SEC"). See Note 3 “Significant Agreements and Related Party Transactions”.
(9)
The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(10)
The Company is in discussions with the investment to exit or restructure the position.
(11)
In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.
(12)
The Company sold a participating interest of the portfolio company’s second lien senior secured loan and unsecured debt. As the transaction did not qualify for sale accounting in accordance with GAAP (as defined below), the Company recorded a corresponding $1,861 secured borrowing at fair value, which is included in “secured borrowings” in the accompanying Consolidated Statements of Financial Condition. As of March 31, 2025, the interest rate in effect for the secured borrowing was 16.58% and S + 15% PIK for the second lien senior secured loan and unsecured debt, respectively. See Note 2 "Significant Accounting Policies".
(13)
Non-income producing security.
(14)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of March 31, 2025, the aggregate fair value of these securities is $7,409 or 2.1% of the Company's net assets. The initial acquisition dates have been included for such securities.
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
(17)
The annualized seven-day yield as of March 31, 2025 is 4.25%.

PIK – Payment-In-Kind

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
(2)
For Industry subtotal and percentage, see Note 4 "Investments".
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the SOFR including SOFR adjustment, if any, ("S") at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of December 31, 2024, 1 month S was 4.33%, 3 month S was 4.31% and 6 month S was 4.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in USD.
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
(8)
The fair value of the investment was determined using significant unobservable inputs. See Note 5 "Fair Value Measurement".
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

Silver Capital Holdings LLC

Notes to the Consolidated Financial Statements

(in thousands, except unit and per unit amounts)

(Unaudited)

1. ORGANIZATION

Silver Capital Holdings LLC (the “Company”, formerly known as Goldman Sachs Private Middle Market Credit LLC, which term refers to either Silver Capital Holdings LLC, together with its consolidated subsidiaries, or Goldman Sachs Private Middle Market Credit LLC, together with its consolidated subsidiaries, as the context may require), was initially established on December 23, 2015 as Private Middle Market Credit LP, a Delaware limited partnership, converted to a Delaware limited liability company on April 4, 2016 and commenced investment operations on July 1, 2016. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act. In addition, the Company has elected to be treated as a regulated investment company (“RIC”), and the Company expects to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2016.

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

On May 3, 2023, the Board of Directors approved and authorized an extension of the Company's term (“Term”) from May 5, 2024 (the "Initial Expiration Date") to May 5, 2025. In connection with the Company’s Fourth Amended and Restated Limited Liability Company Agreement (the “LLCA”), the Term of the Company was revised to run for a period of five years from the date of the amendment and restatement, or until December 17, 2029. Unless the Company is sooner dissolved in accordance with the Company’s LLCA, the Term of the Company will continue until the earlier of (x) the date on which all investments have either been repaid or sold and (y) December 17, 2029, unless the Term is extended upon the request of the Board and by approval of Pantheon Silver Holdings LLC as the holder of the majority of the interests of the Company.

The Company has formed certain wholly-owned subsidiaries, which are structured as Delaware limited liability companies, to hold certain investments, including equity or equity-like investments in portfolio companies and corporate debt of portfolio companies.

The Merger with Silver Merger Sub LLC

On December 17, 2024, the Company completed its previously announced acquisition by Pantheon Silver Holdings LLC, a Delaware limited liability company (“Buyer”), pursuant to the Agreement and Plan of Merger, dated as of October 31, 2024 (the “Merger Agreement”), by and among the Company, the Buyer, and Silver Merger Sub LLC, a wholly owned subsidiary of the Buyer (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub was merged with and into the Company, with the Company surviving as a wholly owned subsidiary of the Buyer (the “Merger”).

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on March 4, 2025. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income, for which the Company has earned the following:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Prepayment premiums	$170	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$556	$291

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount or shares (if equity) of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income.

Certain structuring fees, amendment fees, syndication fees and commitment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered over time.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2025, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 15.3% and 4.9% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively. As of December 31, 2024, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 13.4% and 4.9% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent price sources. In the absence of quoted market prices, investments are measured at fair value as determined by the Investment Adviser, as the valuation designee (the "Valuation Designee") designated by the Board of Directors, pursuant to Rule 2a-5 under the Investment Company Act.

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
(3)
The Independent Valuation Advisors' preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (the “VOG”), a team that is part of the controllers group of Goldman Sachs. The Independent Valuation Advisors' valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. The VOG presents the valuations to the Asset Management Private Investment Valuation and Side Pocket Working Group of the Asset Management Valuation Committee (the “Asset Management Private Investment Valuation and Side Pocket Working Group”), which is comprised of a number of representatives from different functions and areas of expertise related to GSAM’s business and controls who are independent of the investment decision making process;
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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (the "Custodian"). As of March 31, 2025 and December 31, 2024, the Company held an aggregate cash balance of $104,211 and $79,248. Foreign currency of $0 and $0 (acquisition cost of $0 and $0) is included in cash as of March 31, 2025 and December 31, 2024.

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

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment assets and liabilities, if any, are included with the net change in unrealized appreciation (depreciation) on foreign currency translations in the Consolidated Statements of Operations.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its Unitholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to Unitholders without reducing the Company’s required distribution. The Company will accrue excise tax on estimated undistributed taxable income as required.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations.

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the Unitholder’s tax basis in its Units. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to Units or distributable earnings, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to Unitholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its Unitholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its Unitholders substantially all of its annual taxable income for each year, except that, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. As described in Note 1 – “Organization,” the Company’s investment period ended on May 5, 2019. The Company has, and currently intends to continue to, make distributions of the net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments) until the Company’s Term ends and the Company is dissolved. The specific tax characteristics of the Company’s distributions will be reported to Unitholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of, and amendments to, the JPM Revolving Credit Facility (as defined below) and JPM Term Loan Facility (as defined below). These costs are amortized using the straight-line method over the term of the JPM Revolving Credit Facility and Term Loan Credit Facility. Deferred financing costs related to the JPM Revolving Credit Facility and the JPM Term Loan Facility are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.

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

Segment Reporting

In accordance with ASC 280 – Segment reporting, the Company has determined that it operates through a single operating and reporting segment with the investment objectives to generate current income and, to a lesser extent, capital appreciation through direct origination of secured debt, unsecured debt and select equity investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officers, chief financial officer and chief operating officer. The CODM uses Net increase (decrease) in members' capital from operations in the Company’s Consolidated Statements of Operations to assess the Company’s performance and allocate resources. The evaluation and assessment of this metric is used in implementing investment policy decisions, managing the Company’s portfolio, evaluation of the Company’s distribution policy and assessing the performance of the portfolio. As the Company's operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as "Total assets" and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

3. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Overview

On April 11, 2016, the Company entered into an investment advisory and management agreement (the “Former Investment Advisory Agreement”) with the Investment Adviser. The Former Investment Advisory Agreement remained in effect until December 16, 2024. On December 17, 2024, the Company entered into an amended and restated investment advisory and management agreement (the “Investment Advisory Agreement”) with the Investment Advisor. The Investment Advisory Agreement will remain in full force and effect so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the Independent Directors in accordance with the requirements of the Investment Company Act, and (b) a vote of a majority of the Board of Directors or a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Board of Directors or by vote of a majority of the Company’s outstanding voting securities, on the one hand, or by the Investment Adviser, on the other hand. The Investment Advisory Agreement will also automatically terminate in the event of its assignment (as defined in the Investment Company Act).

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

For the three months ended March 31, 2024, Former Management Fees amounted to $1,526.

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

For the three months ended March 31, 2024, the Company accrued Former Incentive Fees of $1,149.

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

For the three months ended March 31, 2024, there were no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three months ended March 31, 2025, Management Fees amounted to $882. As of March 31, 2025, $882 remained payable.

Incentive Fee

The Incentive Fee shall be calculated as provided below and payable (i) in arrears at the end of each calendar year or (ii) in the event that this Agreement is terminated, as follows:

a)
First, no Incentive Fee will be payable to the Investment Adviser with respect to any period in which the Company’s Cumulative Pre-Incentive Fee Net Return (as defined below) does not exceed the Hurdle Amount (as defined below) for such period.
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

“Cumulative Pre-Incentive Fee Net Return” for the relevant calendar year (or, if terminated, until the date of termination) shall mean (x) Pre-Incentive Fee Net Investment Income (as defined below) determined on a cumulative basis for the period from the Lookback Date through the end of such calendar year (or, if terminated, until the date of termination), plus (y) realized capital gains, computed net of all realized capital losses and unrealized capital depreciation determined on a cumulative basis for the period from the Lookback Date through the end of such calendar year (or, if terminated, until the date of termination). In no event will Cumulative Pre-Incentive Fee Net Return include unrealized capital appreciation. The Company will accrue for unrealized capital appreciation but will not pay any Incentive Fee with respect to unrealized capital appreciation. Capital appreciation would be includable in Cumulative Pre-Incentive Fee Net Return with respect to a given investment if the Company were to sell the investment and realize a capital gain. The Cumulative Pre-Incentive Fee Net Return considers the discount paid by the Buyer for the investments of the Company acquired in connection with the Merger, as well as the amount paid by the Buyer for the investments acquired prior to the Merger, and subsequently contributed into the Company.

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

For the three months ended March 31, 2025, the Company accrued unvested Incentive Fees of $660. As of March 31, 2025, $4,678 was payable in accordance with the terms of the Investment Advisory Agreement.

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

For the three months ended March 31, 2025, there were no reimbursements from the Investment Adviser pursuant to this provision.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as it determines to be commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s Custodian.

For the three months ended March 31, 2025 and 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $168 and $141. As of March 31, 2025, $245 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (the “Transfer Agent”), registrar and disbursing agent. For the three months ended March 31, 2025 and 2024, the Company incurred expenses for services provided by the Transfer Agent of $24 and $23. As of March 31, 2025, $33 remained payable.

Affiliates

The table below presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$288	$23,476	$(8,775)	$—	$—	$14,989	$76
Elah Holdings, Inc.	3,354	—	—	—	—	3,354	—
Total Non-Controlled Affiliates	$3,642	$23,476	$(8,775)	$—	$—	$18,343	$76
For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$53,866	$523,241	$(576,819)	$—	$—	$288	$2,437
Collaborative Imaging, LLC (dba Texas Radiology Associates)	2,526	—	(2,505)	605	(626)	—	52
Elah Holdings, Inc.	3,354	—	—	—	—	3,354	—
Total Non-Controlled Affiliates	$59,746	$523,241	$(579,324)	$605	$(626)	$3,642	$2,489

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of March 31, 2025 and December 31, 2024, there were $119 and $1,359, respectively, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$381,311	$333,572	$474,874	$419,988
1st Lien/Last-Out Unitranche	153,933	152,331	144,131	142,219
2nd Lien/Senior Secured Debt	20,818	18,896	20,473	16,934
Unsecured Debt	13,531	—	13,531	—
Preferred Stock	4,833	—	4,833	—
Common Stock	7,409	7,409	4,586	3,354
Warrants	1,234	—	1,233	—
Total	$583,069	$512,208	$663,661	$582,495

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	March 31, 2025		December 31, 2024
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Financial Services	12.9%	18.5%	14.4%	24.0%
Hotels, Restaurants & Leisure	11.8	17.0	10.5	17.5
Wireless Telecommunication Services	8.9	12.8	7.8	13.0
Software	7.7	11.0	6.8	11.3
Chemicals	6.6	9.7	5.9	9.8
IT Services	6.1	8.8	5.3	8.9
Consumer Staples Distribution & Retail	5.1	7.3	4.5	7.4
Air Freight & Logistics	5.0	7.1	4.4	7.3
Entertainment	4.6	6.7	3.8	6.2
Ground Transportation	4.2	6.1	3.7	6.1
Specialty Retail	3.7	5.3	3.3	5.5
Interactive Media & Services	3.5	5.0	7.8	13.0
Diversified Consumer Services	3.3	4.7	5.8	9.7
Household Products	3.2	4.6	2.8	4.7
Commercial Services & Supplies	2.9	4.1	2.5	4.2
Beverages	2.2	3.2	1.9	3.2
Professional Services	2.1	3.0	3.6	6.1
Household Durables	2.1	3.0	1.9	3.1
Consumer Finance	1.9	2.7	1.7	2.8
Building Products	1.5	2.1	1.0	1.7
Capital Markets	0.7	0.9	0.6	1.0
Total	100.0%	143.6%	100.0%	166.5%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2025	December 31, 2024
United States	100.0%	100.0%
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of March 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$333,572	Discounted cash flows	Discount Rate	8.0% - 15.4%	10.3%
1st Lien/Last-Out Unitranche	$152,331	Discounted cash flows	Discount Rate	10.1%-13.3%	12.1%
2nd Lien/Senior Secured Debt	$11,379	Discounted cash flows	Discount Rate	14.3%-21.5%	19.1%
	$7,517	Comparable multiples	EV/EBITDA(6)	—	8.5x
Equity
Common Stock	$3,354	Discounted cash flows	Discount Rate	—	28.4%
Common Stock	$4,055	Comparable multiples	EV/Revenue	—	0.8x

As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$196,725	Discounted cash flows	Discount Rate	8.3% - 30.1%	11.0%
	$15,152	Collateral analysis	Recovery Rate	17.5%-100.0%	98.6%
	$38,096	Comparable multiples	EV/Revenue	1.0x-2.5x	1.8x
1st Lien/Last-Out Unitranche	$65,492	Discounted cash flows	Discount Rate	—	13.6%
2nd Lien/Senior Secured Debt	$11,119	Discounted cash flows	Discount Rate	13.2% - 20.1%	17.8%
	$5,815	Comparable multiples	EV/EBITDA(6)	—	8.5x
Equity
Common Stock	$3,354	Discounted cash flows	Discount Rate	—	29.0%

(1)
As of March 31, 2025, the income approach was used in the determination of fair value for $497,282 or 98.5% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$333,572	$333,572	$—	$—	$419,988	$419,988
1st Lien/Last-Out Unitranche	—	—	152,331	152,331	—	—	142,219	142,219
2nd Lien/Senior Secured Debt	—	—	18,896	18,896	—	—	16,934	16,934
Unsecured Debt	—	—	—	—	—	—	—	—
Preferred Stock	—	—	—	—	—	—	—	—
Common Stock	—	—	7,409	7,409	—	—	3,354	3,354
Warrants	—	—	—	—	—	—	—	—
Affiliated Money Market Fund	14,989	—	—	14,989	288	—	—	288
Total assets	$14,989	$—	$512,208	$527,197	$288	$—	$582,495	$582,783

The table below presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2025
1st Lien/Senior Secured Debt	$419,988	$16,788	$(13,060)	$7,147	$(98,210)	$919	$—	$—	$333,572	$(5,282)
1st Lien/Last-Out Unitranche	142,219	9,765	—	311	(108)	144	—	—	152,331	310
2nd Lien/Senior Secured Debt	16,934	370	—	1,616	—	(24)	—	—	18,896	1,617
Unsecured Debt	—	—	—	—	—	—	—	—	—	—
Preferred Stock	—	—	—	—	—	—	—	—	—	—
Common Stock	3,354	4,055	(1,232)	1,232	—	—	—	—	7,409	(1)
Warrants	—	—	—	—	—	—	—	—	—	—
Total assets	$582,495	$30,978	$(14,292)	$10,306	$(98,318)	$1,039	$—	$—	$512,208	$(3,356)
For the Three Months Ended March 31, 2024
1st Lien/Senior Secured Debt	$303,646	$3,891	$(5)	$(1,744)	$(862)	$292	$—	$—	$305,218	$(1,745)
1st Lien/Last-Out Unitranche	64,838	—	—	438	(35)	73	—	—	65,314	439
2nd Lien/Senior Secured Debt	52,753	315	—	(34)	(24,871)	323	—	—	28,486	143
Unsecured Debt	19,344	329	—	(4,892)	—	(205)	—	—	14,576	(4,892)
Preferred Stock	3,086	—	—	85	—	—	—	—	3,171	85
Common Stock	5,880	—	605	(626)	(2,505)	—	—	—	3,354	—
Warrants	80	—	—	13	—	—	—	—	93	13
Total assets	$449,627	$4,535	$600	$(6,760)	$(28,273)	$483	$—	$—	$420,212	$(5,957)

(1)
Purchases may include PIK, capitalized fees, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2025 and December 31, 2024, approximates its carrying value because the JPM Term Loan Facility has variable interest based on selected short-term rates and the JPM Revolving Credit Facility had variable interest based on selected short-term rates. All amounts outstanding under the JPM Revolving Credit Facility were fully repaid on May 8, 2024 and the JPM Revolving Credit Facility was terminated effective May 31, 2024.

6. DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). The JPM Revolving Credit Facility was fully repaid on May 8, 2024 and was terminated effective May 31, 2024. As of March 31, 2025, $268,132 in principal amount was outstanding under the JPM Term Loan Facility. As of March 31, 2025 and December 31, 2024, the Company's asset coverage ratio based on the aggregate amount outstanding of senior securities (which included the JPM Revolving Credit Facility prior to its termination) was 233% and 219%.

The Company’s outstanding debt was as follows:

	March 31, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Term Loan Facility	$268,132	$—	$268,132	$293,132	$—	$293,132

The weighted average interest rates of the aggregate borrowings outstanding for the three months ended March 31, 2025 was 6.87% and for the year ended December 31, 2024 was 7.53%. The average debt of the aggregate borrowings outstanding for the three months ended March 31, 2025 was $288,132 and for the year ended December 31, 2024 was $25,502.

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

The table below presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$—	$870
Facility fees	—	20
Amortization of financing costs	—	173
Total	$—	$1,063
Weighted average interest rate	—%	8.07%
Average outstanding balance	$—	$43,392

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

Pursuant to the JPM Term Loan Facility, the lenders agreed to extend credit to SPV II in an aggregate principal amount, as of December 17, 2024, of up to $340,000, subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on loan collateral. In connection with the Merger, the lenders extended an aggregate principal amount of approximately $76,605 to finance a portion of the consideration payable to the Company’s members in the Merger (the “Merger Advance”). All undrawn commitments expired upon the extension of the Merger Advance, and there are no unexercised accordion provisions. As of March 31, 2025, no further advances may be made under the JPM Term Loan Facility.

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

The JPM Term Loan Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Term Loan Facility contains customary events of default for similar financing transactions, including if a change of control of SPV II occurs or if we were no longer the portfolio manager of SPV II. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Term Loan Facility immediately due and payable. As of March 31, 2025, the Company and SPV II were in compliance with these covenants.

Costs of $938 were incurred in connection with obtaining and amending the JPM Term Loan Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition, and amortized over the life of the JPM Term Loan Facility using the straight-line method. As of March 31, 2025, outstanding deferred financing costs were $844.

The table below presents the summary information of the JPM Term Loan Facility:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$4,878	$—
Facility fees	—	—
Amortization of financing costs	82	—
Total	$4,960	$—
Weighted average interest rate	6.87%	—
Average outstanding balance	$288,132	$—

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

For the three months ended March 31, 2025 and 2024, the Company’s average USD notional exposure to foreign currency forward contracts was $0 and $1,712.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net realized gain (loss) on foreign currency forward contracts	$—	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	—	50
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$—	$50

8. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2025			December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Units	$162,882	$19,093	88%	$162,882	$19,093	88%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of March 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	March 31, 2025	December 31, 2024
1st Lien/Senior Secured Debt
CDM Fitness Holdings, LLC	$1,424	$1,424
Convenient Payments Acquisition, Inc. (dba IntelliPay)	881	881
CorePower Yoga LLC	1,070	432
Curio Brands, LLC	1,426	1,426
Good Feet Worldwide LLC	1,112	1,112
HAI Hospitality, Inc.	5,998	5,998
Helix Sleep, Inc.	1,372	1,373
Igloo Inc.	386	215
Inova Payroll LLC	98	—
ITS Buyer Inc (dba ITS Logistics)	4,613	4,613
Keystone Purchaser LLC (dba Bridgeway)	1,941	2,342
Marquis Software Solutions Inc	494	494
PF Atlantic Holdco 2, LLC	1,539	1,539
Streamland Media Midco LLC	1,514	—
SugarCRM Inc.	2,128	2,128
VRC Companies, LLC (dba Vital Records Control)	443	443
Celero Commerce LLC	—	947
Splash Car Wash Inc	—	1,402
StreetMasters Intermediate, Inc.	—	1,069
Total 1st Lien/Senior Secured Debt	$26,439	$27,838
1st Lien/Last-Out Unitranche
K2 Towers II, LLC	$1,566	$1,566
Octagon Towers LLC	194	194
Peppertree Towers LLC	1,218	1,218
Total 1st Lien/Last-Out Unitranche	$2,978	$2,978
2nd Lien/Senior Secured Debt
Wine.com, LLC	$480	$480
Total 2nd Lien/Senior Secured Debt	$480	$480
Total	$29,897	$31,296

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

9. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the three months ended March 31, 2025 and 2024.

Distributions

The table below reflects the distributions declared on the Company’s Units for the three months ended March 31, 2025 and 2024.

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Three Months Ended March 31, 2025
February 26, 2025	April 2, 2025	May 2, 2025	$0.59
For the Three Months Ended March 31, 2024
February 27, 2024	April 2, 2024	May 8, 2024	$2.11	(1)

(1) $0.93 is considered a return of capital distribution.

10. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Net increase (decrease) in Members’ Capital from operations	$7,059	$6,513
Weighted average Units outstanding	14,884,897	10,687,877
Basic and diluted earnings (loss) per Unit	$0.47	$0.61

Diluted earnings (loss) per Unit equal basic earnings (loss) per Unit because there were no Unit equivalents outstanding during the period presented.

11. FINANCIAL HIGHLIGHTS

The table below presents the schedule of financial highlights of the Company:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Per Unit Data:(1)
NAV, beginning of period	$23.49	$37.92
Net investment income	0.74	1.13
Net realized and unrealized gains (losses)(2)	(0.26)	(0.52)
Net increase (decrease) in Members' Capital from operations(2)	0.48	0.61
Total increase (decrease) in Members' Capital	0.48	0.61
NAV, end of period	$23.97	$38.53
Units outstanding, end of period	14,884,897	10,687,877
Weighted average units outstanding	14,884,897	10,687,877
Total return based on NAV(3)	2.04%	1.61%
Supplemental Data/Ratio(4):
Members’ Capital, end of period	$356,769	$411,847
Ratio of expenses (without incentive fees and interest and other debt expenses) to average Members’ Capital	1.63%	2.08%
Ratio of interest and other debt expenses to average Members’ Capital	5.69%	1.05%
Ratio of incentive fees to average Members’ Capital	0.19%	0.28%
Ratio of total expenses to average Members’ Capital	7.51%	3.41%
Ratio of net investment income to average Members’ Capital	13.26%	12.70%
Portfolio turnover	5%	1%

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

The table below summarizes the assets and liabilities contributed as a result of the In-Kind Contribution as of December 31, 2024.

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

The Company filed an application for a new exemptive order from the SEC (the “New Relief”) that would supersede the Relief and permit the Company to co-invest with the Accounts, under a co-investment process that contains fewer conditions than the Relief. The New Relief requires the majority of the Company’s independent directors to make the conclusions outlined previously (see Note 3 “Significant Agreements and Related Party Transactions—Co-Investment Activity”) in connection with co-investment transactions in a more limited set of circumstances than the Relief, while requiring the Board to maintain oversight of the Company’s participation in the co-investment program. On April 25, 2025, the SEC issued a notice to the Company relating to the New Relief, pursuant to which the New Relief will be granted at the expiration of the notice period on May 20, 2025, unless the SEC orders a hearing.

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per Unit, including net investment income (if positive) for the period beginning April 1, 2025 through June 30, 2025, which will be payable on or about July 29, 2025 to Unitholders of record as of July 2, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. On December 17, 2024, we completed our previously announced acquisition by the Buyer, pursuant to the Merger Agreement, by and among us, the Buyer, and Merger Sub. Pursuant to the Merger Agreement, Merger Sub was merged with us, with us surviving as a wholly owned subsidiary of the Buyer. In connection with the Merger, our name was changed to Silver Capital Holdings LLC. References to “we,” “us,” “our,” and the “Company,” mean Silver Capital Holdings LLC or Silver Capital Holdings LLC, together with its consolidated subsidiaries, as the context may require. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refer to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through March 31, 2025, we originated approximately $2.34 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2024.

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

In-Kind Contribution

At the effective time of the Merger, the Buyer contributed its wholly-owned subsidiary, Pantheon Silver LLC, a Delaware limited liability company (“Pantheon Silver”), to us in exchange for 8,394,088 Units at a price of $24.05 per Unit (the “In-Kind Contribution”). Also on December 17, 2024, following the effective time of the Merger and after giving effect to the In-Kind Contribution, Pantheon Silver merged with and into Goldman Sachs Private Middle Market Credit SPV II LLC, our wholly-owned subsidiary, with Goldman Sachs Private Middle Market Credit SPV II LLC surviving as our wholly-owned. For more information about the In-Kind Contribution, see Note 12 “The Merger and In-Kind Contribution” to our consolidated financial statements included in this report.

For more information about the Merger, see Note 12 “The Merger and In-Kind Contribution” to our consolidated financial statements included in this report.

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
•
legal, auditing or accounting expenses;
•
taxes or governmental fees;
•
the fees and expenses of our Administrator (as defined below), transfer agent and/or sub-transfer agent;
•
the cost of preparing unit certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of our Units;
•
the expenses of and fees for registering or qualifying our Units for sale and of maintaining our registration or qualifying and registering us as a broker or a dealer;
•
the fees and expenses of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the Investment Company Act) affiliated with our Investment Adviser;
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

Leverage

We may borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). Our revolving credit facility with JPMorgan Chase Bank, National Association (the "JPM Revolving Credit Facility") was fully repaid on May 8, 2024 and was terminated effective May 31, 2024. As of March 31, 2025, there was $268.13 million in outstanding principal under the JPM Term Loan Facility (as defined below). As of March 31, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 233% and 219%. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as us, an offer to repurchase shares held by the BDC’s shareholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if stockholders approve a proposal to do so. If a BDC receives stockholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the "Board of Directors" or the "Board") of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$381.32	$333.57	$474.88	$419.99
First Lien/Last-Out Unitranche	153.93	152.33	144.13	142.22
Second Lien/Senior Secured Debt	20.82	18.90	20.47	16.94
Unsecured Debt	13.53	—	13.53	—
Preferred Stock	4.83	—	4.83	—
Common Stock	7.41	7.41	4.59	3.35
Warrants	1.23	—	1.23	—
Total investments	$583.07	$512.21	$663.66	$582.50

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.7%	10.2%	10.0%	21.5%
First Lien/Last-Out Unitranche(2)(3)	12.0	13.0	12.0	13.0
Second Lien/Senior Secured Debt(2)	11.8	10.8	11.0	11.0
Unsecured Debt(2)	—	—	—	—
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	9.3%	10.9%	10.1%	19.0%

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

As of March 31, 2025, the total portfolio weighted average yield measured at amortized cost and fair value was 9.3% and 10.9%, as compared to 10.1% and 19.0% as of December 31, 2024. The decrease in total portfolio yield at fair value was primarily driven by the restructuring of Streamland Media Midco LLC. Within First Lien/Senior Secured Debt, the decrease in weighted average yield at cost and fair value was primarily driven by the restructuring of Streamland Media Midco LLC and the exit of SPay, Inc. (dba Stack Sports).

The table below presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	March 31, 2025	December 31, 2024
Number of portfolio companies	27	32
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	4.6x	5.9x
Weighted average interest coverage(3)	2.1x	1.9x
Median EBITDA(3)	$42.68 million	$38.00 million

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

For a particular portfolio company, we also calculate the level of contractual interest expense owed by the portfolio company and compare that amount to EBITDA. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual interest obligations of the portfolio company. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Median EBITDA is based on our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of March 31, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 22.1% and 20.1% of total debt investments at fair value.

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

Our Investment Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The table below shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale:

	As of
	March 31, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	475.52	92.8	502.37	86.2
Grade 3	11.38	2.2	51.70	8.9
Grade 4	25.31	5.0	28.43	4.9
Total Investments	$512.21	100.0%	$582.50	100.0%

The decrease in investments with a Grade 3 investment performance rating was driven by the exit of an investment with an aggregate fair value of $22.90 million and an investment with an aggregate fair value of $17.68 million being upgraded to a Grade 2 investment performance rating due to restructuring.

The table below shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$494.01	84.7%	$574.60	86.6%
Non-accrual	89.06	15.3	89.06	13.4
Total Investments	$583.07	100.0%	$663.66	100.0%

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

The table below shows our investment activity by investment type(1):

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$4.74	$2.05
Total	$4.74	$2.05
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$71.29	$0.63
First Lien/Last-Out Unitranche	0.11	0.04
Second Lien/Senior Secured Debt	—	24.87
Common Stock	—	2.50
Total	$71.40	$28.04
Net increase (decrease) in portfolio	$(66.66)	$(25.99)
Number of existing portfolio companies with new investment commitments	1	1
Total new investment commitment amount in existing portfolio companies	$4.74	$2.05
Weighted average remaining term for new investment commitments (in years)(2)	4.0	1.0
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates	0.0%	0.0%
Weighted average yield on new debt and income producing investment commitments(3)	12.6%	8.6%
Weighted average yield on new investment commitments(4)	12.6%	8.6%
Weighted average yield on debt and income producing investments sold or repaid(5)	13.4%	14.4%
Weighted average yield on investments sold or repaid(6)	13.4%	13.1%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Total investment income	$18.10	$16.37
Net expenses	7.04	4.33
Net investment income	11.06	12.04
Net realized gain (loss) on investments	(14.29)	0.60
Net unrealized appreciation (depreciation) on investments	10.29	(6.73)
Net realized and unrealized gain (losses) on forward contracts, translations and transactions	—	0.63
Income tax (provision) benefit, realized and unrealized gain/loss	—	(0.03)
Net increase (decrease) in Members’ Capital from operations	$7.06	$6.51

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Interest income	$15.51	$13.20
Payment-in-kind income	2.32	2.51
Dividend income	0.08	0.51
Other income	0.19	0.15
Total investment income	$18.10	$16.37

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $13.20 million for the three months ended March 31, 2024 to $15.51 million for the three months ended March 31, 2025, primarily due to an increase in the size of our portfolio as a result of the In-Kind Contribution.

Expenses

Our expenses were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Interest and other debt expenses	$4.96	$1.06
Management fees	0.88	1.53
Incentive fees	0.66	1.15
Professional fees	0.20	0.25
Directors’ fees	0.05	0.05
Other general and administrative expenses	0.29	0.29
Total expenses	$7.04	$4.33

In the table above:

•
Interest and other debt expenses increased from $1.06 million for the three months ended March 31, 2024 to $4.96 million for the three months ended March 31, 2025. The increase was primarily driven by the increase in weighted average daily borrowings from $43.39 million for the three months ended March 31, 2024 to $288.13 million for the three months ended March 31, 2025.
•
Management Fees decreased from $1.53 million for the three months ended March 31, 2024 to $0.88 million for the three months ended March 31, 2025. The decrease was primarily driven by the decrease in the Management fee rate from 1.50% to 1.00% post Merger.
•
Incentive Fees decreased from $1.15 million for the three months ended March 31, 2024 to $0.66 million for the three months ended March 31, 2025. The decrease was primarily driven by the decrease in the Incentive fee rate from 15.00% to 10.00% post Merger.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(in millions)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	$—	$0.53
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	—	0.07
Other, net(1)	—	—
Country Fresh Holding Company Inc.	(1.23)	—
Streamland Media Midco LLC	(13.06)	—
Net realized gain (loss)	$(14.29)	$0.60

(1) Amount rounds to less than $0.01.

For the three months ended March 31, 2025, net realized losses were primarily driven by the restructuring of our first lien debt investment in Streamland Media Midco LLC, which resulted in realized loss of $13.06 million and the exit of our common stock investment in County Fresh Holding Company Inc., which resulted in a realized loss of $1.23 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Unrealized appreciation	$15.96	$1.98
Unrealized depreciation	(5.67)	(8.71)
Net change in unrealized appreciation (depreciation) on investments	$10.29	$(6.73)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended March 31, 2025
($ in millions)
Portfolio Company:
Streamland Media Midco LLC	$10.26
SPay, Inc. (dba Stack Sports)	2.12
Chase Industries, Inc. (dba Senneca Holdings)	1.70
Country Fresh Holding Company Inc.	1.23
Doxim, Inc.	0.38
Other, net(1)	(0.03)
Marquis Software Solutions Inc	(0.05)
ITS Buyer Inc (dba ITS Logistics)	(0.05)
Wine.com, LLC	(0.10)
KBP BRANDS, LLC	(0.35)
Lithium Technologies, Inc.	(4.82)
Total	$10.29

(1)
Includes gross unrealized appreciation of $0.26 million and gross unrealized depreciation of ($0.29) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2025 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned restructuring of the first lien debt investments in Streamland Media Midco LLC and partially offset by the financial underperformance of Lithium Technologies, Inc.

For the Three Months Ended March 31, 2024
($ in millions)
Portfolio Company:
Acuity Specialty Products, Inc. (dba Zep Inc.)	$0.61
Doxim, Inc.	0.44
Xactly Corporation	0.38
Chase Industries, Inc. (dba Senneca Holdings)	0.19
VRC Companies, LLC (dba Vital Records Control)	0.15
Other, net(1)	(0.34)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	(0.39)
Diligent Corporation	(0.61)
Lithium Technologies, Inc.	(1.01)
SPay, Inc. (dba Stack Sports)	(1.26)
Wine.com, Inc.	(4.89)
Total	$(6.73)

(1)
Includes gross unrealized appreciation of $0.20 million and gross unrealized depreciation of $(0.54) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities or issue other senior securities. We would expect that any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” The JPM Revolving Credit Facility was fully repaid on May 8, 2024 and was terminated effective May 31, 2024. As of March 31, 2025, there was $268.13 million in outstanding principal under the JPM Term Loan Facility. As of March 31, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 233% and 219%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

We had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2025			December 31, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Units	$162.88	$19.09	88%	$162.88	$19.09	88%

We did not issue a capital drawdown for the three months ended March 31, 2025 and 2024.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The table below shows our contractual obligations as of March 31, 2025:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Term Loan Facility	$268.13	$—	$268.13	$—	$—

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

The JPM Term Loan Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Term Loan Facility contains customary events of default for similar financing transactions, including if a change of control of SPV II occurs or if we were no longer the portfolio manager of SPV II. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Term Loan Facility immediately due and payable. As of March 31, 2025, the Company and SPV II were in compliance with these covenants.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2025	December 31, 2024
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$26.44	$27.84
First Lien/Last-Out Unitranche	2.98	2.98
Second Lien/Senior Secured Debt	0.48	0.48
Total	$29.90	$31.30

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Non-Accrual Investments, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024.

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

RECENT DEVELOPMENTS

We filed an application for a new exemptive order from the SEC (the “New Relief”) that would supersede the Relief and permit us to co-invest with the Accounts, under a co-investment process that contains fewer conditions than the Relief. The New Relief requires the majority of our independent directors to make the conclusions outlined previously (see Note 3 “Significant Agreements and Related Party Transactions—Co-Investment Activity” in our consolidated financial statements included in this report) in connection with co-investment transactions in a more limited set of circumstances than the Relief, while requiring the Board to maintain oversight of our participation in the co-investment program. On April 25, 2025, the SEC issued a notice to us relating to the New Relief, pursuant to which the New Relief will be granted at the expiration of the notice period on May 20, 2025, unless the SEC orders a hearing.

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period beginning April 1, 2025 through June 30, 2025, which will be payable on or about July 29, 2025 to Unitholders of record as of July 2, 2025.

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

As of March 31, 2025 and December 31, 2024, on a fair value basis, approximately 0% and 0%, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 100% and 100%, of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bore interest at a floating rate. Our borrowings under the JPM Term Loan Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2025 Consolidated Statements of Financial Condition, the table below shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$12.01	$(6.12)	$5.89
Up 200 basis points	8.01	(4.08)	3.93
Up 100 basis points	4.00	(2.04)	1.96
Up 75 basis points	3.00	(1.53)	1.47
Up 50 basis points	2.00	(1.02)	0.98
Up 25 basis points	1.00	(0.51)	0.49
Down 25 basis points	(1.00)	0.51	(0.49)
Down 50 basis points	(2.00)	1.02	(0.98)
Down 75 basis points	(3.00)	1.53	(1.47)
Down 100 basis points	(4.00)	2.04	(1.96)
Down 200 basis points	(8.01)	4.08	(3.93)
Down 300 basis points	(12.01)	6.12	(5.89)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 4, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55660), filed on July 13, 2016).

3.2	Amendment to Certificate of Formation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 814-01215), filed on March 4, 2025).

3.3

Fourth Amended and Restated Limited Liability Company Agreement, dated December 17, 2024 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K (File No. 814-01215), filed on March 4, 2025).

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

SILVER CAPITAL HOLDINGS LLC

Date: May 13, 2025	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: May 13, 2025	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: May 13, 2025	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)