Form 10-Q
period 2025-06-30
Silver Capital Holdings LLC
filed 2025-08-12
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 12, 2025, there were 14,884,897 limited liability company common units outstanding.

SILVER CAPITAL HOLDINGS LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Silver Capital Holdings LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $460,379 and $660,307)	$439,092	$579,141
Non-controlled affiliated investments (cost of $3,354 and $3,354)	3,354	3,354
Total investments, at fair value (amortized cost of $463,733 and $663,661)	$442,446	$582,495
Investments in affiliated money market fund (cost of $13,619 and $288)	13,619	288
Cash	42,847	79,248
Interest and dividends receivable	5,621	5,705
Deferred financing costs	828	840
Other assets	292	87
Total assets	$505,653	$668,663
Liabilities
Debt	$179,932	$293,132
Interest and other debt expenses payable	3,099	2,822
Management fees payable	798	957
Incentive fees payable	5,860	4,420
Distribution payable	—	5,359
Secured borrowings	1,905	1,818
Accrued expenses and other liabilities	1,367	4,130
Payable for units subscribed (Note 12)	—	6,315
Total liabilities	$192,961	$318,953
Commitments and contingencies (Note 8)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Units (14,884,897 and 14,884,897 units issued and outstanding as of June 30, 2025 and December 31, 2024)	460,125	506,006
Distributable earnings (loss)	(147,433)	(156,296)
Total members’ capital	$312,692	$349,710
Total liabilities and members’ capital	$505,653	$668,663
Net asset value per unit	$21.01	$23.49

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$12,186	$9,423	$27,692	$22,625
Payment-in-kind income	823	2,214	3,144	4,725
Other income	61	34	254	186
From non-controlled affiliated investments:
Dividend income	1,128	468	1,204	975
Total investment income	$14,198	$12,139	$32,294	$28,511
Expenses:
Interest and other debt expenses	$4,494	$645	$9,454	$1,708
Management fees	798	1,450	1,680	2,976
Incentive fees	1,182	(3,815)	1,842	(2,666)
Professional fees	557	277	759	528
Administration and custodian fees	168	136	336	277
Directors’ fees	52	55	103	105
Other general and administrative expenses	73	113	189	264
Transaction costs	(413)	—	(413)	—
Total expenses	$6,911	$(1,139)	$13,950	$3,192
Net investment income	$7,287	$13,278	$18,344	$25,319
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(46,214)	$(1,966)	$(60,506)	$(1,971)
Non-controlled affiliated investments	—	—	—	605
Foreign currency and other transactions	—	2,660	—	2,648
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	49,563	(33,469)	59,857	(39,572)
Non-controlled affiliated investments	—	—	—	(626)
Foreign currency forward contracts	—	20	—	70
Foreign currency translations	—	(2,153)	—	(1,562)
Net realized and unrealized gains (losses)	$3,349	$(34,908)	$(649)	$(40,408)
(Provision) benefit for taxes on realized gain/loss on investments	$—	$(203)	$—	$(203)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	—	213	—	185
Net increase (decrease) in members’ capital from operations	$10,636	$(21,620)	$17,695	$(15,107)
Weighted average units outstanding	14,884,897	10,687,877	14,884,897	10,687,877
Basic and diluted net investment income per unit	$0.49	$1.24	$1.23	$2.37
Basic and diluted earnings per unit	$0.72	$(2.02)	$1.19	$(1.41)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Members’ capital at beginning of period	$356,769	$411,847	$349,710	$405,334
Increase (decrease) in members’ capital from operations:
Net investment income	$7,287	$13,278	$18,344	$25,319
Net realized gain (loss)	(46,214)	694	(60,506)	1,282
Net change in unrealized appreciation (depreciation)	49,563	(35,602)	59,857	(41,690)
(Provision) benefit for taxes on realized gain/loss on investments	—	(203)	—	(203)
(Provision) benefit for unrealized appreciation/depreciation on investments	—	213	—	185
Net increase (decrease) in members’ capital from operations	$10,636	$(21,620)	$17,695	$(15,107)
Distributions to unitholders from:
Return of capital	$(45,881)	$(9,973)	$(45,881)	$(9,973)
Distributable earnings	(8,832)	(12,595)	(8,832)	(12,595)
Total distributions to unitholders	$(54,713)	$(22,568)	$(54,713)	$(22,568)
Total increase (decrease) in members’ capital	$(44,077)	$(44,188)	$(37,018)	$(37,675)
Members’ capital at end of period	$312,692	$367,659	$312,692	$367,659
Distributions per unit	$3.67	$2.11	$3.67	$2.11

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2025	June 30, 2024

Cash flows from operating activities:
Net increase (decrease) in members’ capital from operations:	$17,695	$(15,107)
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(7,177)	(2,223)
Payment-in-kind interest capitalized	(3,600)	(4,924)
Investments in affiliated money market fund, net	(13,331)	(18,079)
Proceeds from sales of investments and principal repayments	152,199	102,333
Net realized (gain) loss on investments	60,506	1,366
Net change in unrealized (appreciation) depreciation on investments	(59,857)	40,198
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	—	(43)
Amortization of premium and accretion of discount, net	(1,935)	(1,197)
Amortization of deferred financing costs	165	619
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	84	2,136
(Increase) decrease in other assets	(205)	162
Increase (decrease) in interest and other debt expenses payable	277	(1,339)
(Decrease) increase in management fees payable	(159)	(88)
(Decrease) increase in incentive fees payable	1,440	(2,666)
Increase (decrease) in accrued expenses and other liabilities	(2,490)	77
Increase (decrease) in payable for units subscribed	(6,315)	—
Net cash provided by operating activities	$137,297	$101,225
Cash flows from financing activities:
Distributions paid	$(60,072)	$(36,147)
Financing costs paid	(426)	—
Repayments of debt	(113,200)	(63,082)
Net cash provided by (used for) financing activities	$(173,698)	$(99,229)
Net (decrease) increase in cash	(36,401)	1,996
Effect of foreign exchange rate changes on cash	—	(27)
Cash, beginning of period	79,248	11,340
Cash, end of period	$42,847	$13,309
Supplemental and non-cash activities
Interest expense paid	$9,012	$2,380
Exchange of investments	$41,278	$2,053

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of June 30, 2025

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 137.5%
United States - 137.5%
1st Lien/Senior Secured Debt - 81.4%
ITS Buyer Inc (dba ITS Logistics)	Air Freight & Logistics	10.54%	S + 6.00%	06/14/26	$25,615	$25,447	$25,358	(5) (6)
ITS Buyer Inc (dba ITS Logistics)	Air Freight & Logistics		S + 6.00%	06/14/26	4,613	(30)	(46)	(5) (6) (7)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	9.53%	S + 5.25%	06/29/27	14,909	14,821	14,835	(5) (6) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.25%	06/29/27	443	(2)	(2)	(6) (7) (8)
Marquis Software Solutions Inc	Consumer Finance	9.63%	S + 5.25%	11/29/26	9,196	8,923	8,828	(5) (6)
Marquis Software Solutions Inc	Consumer Finance	9.63%	S + 5.25%	11/29/26	1,076	550	538	(5) (6) (7)
Marquis Software Solutions Inc	Consumer Finance	9.63%	S + 5.25%	11/29/26	379	368	364	(5) (6)
CDM Fitness Holdings, LLC	Consumer Staples Distribution & Retail	10.70%	S + 6.25%	06/17/26	25,931	25,761	25,801	(5) (6)
CDM Fitness Holdings, LLC	Consumer Staples Distribution & Retail		S + 6.25%	06/17/26	1,083	(7)	(5)	(5) (6) (7)
CDM Fitness Holdings, LLC	Consumer Staples Distribution & Retail	10.70%	S + 6.25%	06/17/26	538	193	194	(5) (6) (7)
Streamland Media Midco LLC	Entertainment	10.07%	S + 5.50%	04/02/29	10,742	10,549	10,527	(6) (8)
Streamland Media Midco LLC	Entertainment	10.07%	S + 5.50%	04/02/29	1,514	606	575	(6) (7) (8)
Keystone Purchaser LLC (dba Bridgeway)	Ground Transportation	10.19%	S + 5.75%	05/07/27	18,863	18,713	18,674	(5) (6)
Keystone Purchaser LLC (dba Bridgeway)	Ground Transportation	10.19%	S + 5.75%	05/07/27	2,583	2,563	2,557	(5) (6)
Keystone Purchaser LLC (dba Bridgeway)	Ground Transportation	10.87%	S + 5.75%	05/07/27	2,342	1,186	1,181	(5) (6) (7)
HAI Hospitality, Inc.	Hotels, Restaurants & Leisure	9.73%	S + 5.50%	12/06/28	9,270	9,191	9,178	(5) (6)
HAI Hospitality, Inc.	Hotels, Restaurants & Leisure		S + 5.50%	12/06/28	4,362	(36)	(44)	(5) (6) (7)
HAI Hospitality, Inc.	Hotels, Restaurants & Leisure		S + 5.50%	12/06/28	1,636	(14)	(16)	(5) (6) (7)
KBP BRANDS, LLC	Hotels, Restaurants & Leisure	9.93%	S + 5.50%	05/26/27	20,384	20,222	19,977	(5) (6)
KBP BRANDS, LLC	Hotels, Restaurants & Leisure	9.93%	S + 5.50%	05/26/27	10,517	10,433	10,306	(5) (6)
KBP BRANDS, LLC	Hotels, Restaurants & Leisure	9.93%	S + 5.50%	05/26/27	1,279	1,269	1,254	(5) (6)
PF Atlantic Holdco 2, LLC	Hotels, Restaurants & Leisure	10.11%	S + 5.50%	11/12/27	11,230	11,137	11,118	(5) (6)
PF Atlantic Holdco 2, LLC	Hotels, Restaurants & Leisure	9.96%	S + 5.50%	11/12/27	8,908	8,834	8,819	(5) (6)
PF Atlantic Holdco 2, LLC	Hotels, Restaurants & Leisure		S + 5.50%	11/12/27	1,539	(13)	(15)	(5) (6) (7)
Sleep OpCo LLC (dba Helix Sleep)	Household Durables	10.91%	S + 6.50%	10/12/26	9,900	9,829	9,826	(5) (6)
Sleep OpCo LLC (dba Helix Sleep)	Household Durables		S + 6.50%	10/12/26	1,372	(10)	(10)	(5) (6) (7)
Sleep OpCo LLC (dba Helix Sleep)	Household Durables	10.93%	S + 6.50%	10/12/26	545	541	541	(5) (6)
Sleep OpCo LLC (dba Helix Sleep)	Household Durables	11.47%	S + 7.00%	10/12/26	396	393	395	(5) (6)
Khoros, LLC (fka Lithium Technologies, Inc.)	Interactive Media & Services	10.00%	10.00%	05/23/30	12,518	12,058	12,048	(6) (8)
Inova Payroll LLC	Professional Services	10.69%	S + 6.25%	12/31/25	9,529	9,483	9,434	(5) (6)
Inova Payroll LLC	Professional Services	10.69%	S + 6.25%	12/31/25	913	909	904	(5) (6)
Inova Payroll LLC	Professional Services	10.69%	S + 6.25%	12/31/25	587	487	484	(5) (6) (7)
Igloo Inc.	Software	10.68%	S + 6.00%	12/23/26	4,172	4,140	4,130	(5) (6)
Igloo Inc.	Software	10.68%	S + 6.00%	12/23/26	1,072	678	676	(5) (6) (7)
Igloo Inc.	Software	10.68%	S + 6.00%	12/23/26	763	757	755	(5) (6)
SugarCRM Inc.	Software	9.43%	S + 5.00%	07/30/27	26,637	26,421	26,370	(5) (6)
SugarCRM Inc.	Software		S + 5.00%	07/30/27	2,128	(17)	(21)	(5) (6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Good Feet Worldwide LLC	Specialty Retail	9.43%	S + 5.00%	12/10/27	$17,173	$16,957	$16,915	(5) (6)
Good Feet Worldwide LLC	Specialty Retail	9.43%	S + 5.00%	12/10/27	2,147	2,120	2,114	(5) (6)
Good Feet Worldwide LLC	Specialty Retail		S + 5.00%	12/10/27	1,112	(14)	(17)	(5) (6) (7)
Total 1st Lien/Senior Secured Debt						255,396	254,500
1st Lien/Last-Out Unitranche (9) - 49.1%
Streamland Media Midco LLC	Entertainment		S + 6.50%	04/02/29	$10,348	$9,742	$9,727	(6) (8) (10)
Doxim, Inc.	Financial Services	10.83%	S + 6.40%	06/01/26	30,487	30,348	29,953	(5) (6) (8)
Doxim, Inc.	Financial Services	10.83%	S + 6.40%	06/01/26	23,681	23,574	23,266	(5) (6) (8)
Doxim, Inc.	Financial Services	11.43%	S + 7.00%	06/01/26	5,708	5,679	5,609	(5) (6) (8)
Doxim, Inc.	Financial Services	12.43%	S + 8.00%	06/01/26	4,472	4,448	4,428	(5) (6) (8)
Doxim, Inc.	Financial Services	12.43%	S + 8.00%	06/01/26	3,321	3,304	3,288	(5) (6) (8)
Ej2 Communications, Inc. (dba Flashpoint)	IT Services	12.16%	S + 7.72% (Incl. 3.53% PIK)	06/30/27	27,976	27,756	27,696	(5) (6)
Ej2 Communications, Inc. (dba Flashpoint)	IT Services	12.16%	S + 7.72% (Incl. 3.53% PIK)	06/30/27	3,822	3,792	3,784	(5) (6)
K2 Towers II, LLC	Wireless Telecommunication Services	10.78%	S + 6.50%	05/02/29	20,469	18,719	18,801	(5) (6) (7)
Octagon Towers LLC	Wireless Telecommunication Services	10.33%	S + 6.08%	03/30/27	16,913	16,587	16,634	(5) (6) (7)
Peppertree Towers LLC	Wireless Telecommunication Services	10.80%	S + 6.50%	05/15/29	11,745	10,479	10,516	(5) (6) (7)
Total 1st Lien/Last-Out Unitranche						154,428	153,702
2nd Lien/Senior Secured Debt - 7.0%
Wine.com, LLC	Beverages	16.52%	S + 12.00% PIK	04/03/27	$7,700	$7,903	$7,777	(6) (8)
Wine.com, LLC	Beverages	16.57%	S + 12.00% PIK	04/03/27	2,209	1,730	3,850	(6) (7) (8) (11)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			11/11/27	16,405	—	—	(6) (8) (12)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		S + 11.00% PIK	11/11/27	12,850	11,531	10,216	(6) (8) (10)
Total 2nd Lien/Senior Secured Debt						21,164	21,843
Unsecured Debt -0.0%
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	$23,513	$—	$—	(6) (8) (10) (11)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	13,562	4,042	—	(6) (8) (10) (11)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	8,247	9,489	—	(6) (8) (10)
Total Unsecured Debt						13,531	—
Total United States						$444,519	$430,045
Total Debt Investments						$444,519	$430,045

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Initial Acquisition Date(13)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 4.0%
United States - 4.0%
Common Stock - 2.1%
Elah Holdings, Inc.	Capital Markets	05/09/18	69,386	$3,354	$3,354	(6) (8) (12) (14)
Streamland Media Holdings LLC	Entertainment	03/31/25	100,941	4,055	3,309	(6) (8) (12)
Total Common Stock				7,409	6,663
Preferred Stock - 1.9%
Wine.com, LLC	Beverages	11/14/18	337,425	$2,900	$—	(6) (8) (12)
Wine.com, LLC	Beverages	03/03/21	78,199	1,933	—	(6) (8) (12)
Khoros, LLC (fka Lithium Technologies, Inc.)	Interactive Media & Services		133,523	5,739	5,738	(6) (8) (12)
Total Preferred Stock				10,572	5,738
Warrants - 0.0%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	05/29/20	2,974	$1,096	$—	(6) (8) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	05/29/20	311	114	—	(6) (8) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	06/22/20	62	23	—	(6) (8) (12)
Total Warrants				1,233	—
Total United States				$19,214	$12,401
Total Equity Securities				$19,214	$12,401
Total Investments - 141.5%				$463,733	$442,446
Investments in Affiliated Money Market Fund - 4.4%
United States - 4.4%
Goldman Sachs Financial Square Government Fund - Institutional Shares			13,619,186	$13,619	$13,619	(5) (15) (16)
Total United States				$13,619	$13,619
Total Investments in Affiliated Money Market Fund				$13,619	$13,619
Total Investments and Investments in Affiliated Money Market Fund - 145.9%				$477,352	$456,065

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments".
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the SOFR including SOFR adjustment, if any, ("S") at the borrower’s option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of June 30,2025, 1 month S was 4.32%, 3 month S was 4.29% and 6 month S was 4.15%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2025.
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
(10)
The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(11)
The Company sold a participating interest of the portfolio company’s second lien senior secured loan and unsecured debt. As the transaction did not qualify for sale accounting in accordance with GAAP (as defined below), the Company recorded a corresponding $1,905 secured borrowing at fair value, which is included in “secured borrowings” in the accompanying Consolidated Statements of Financial Condition. As of June 30, 2025, the interest rate in effect for the secured borrowing was 16.57% and S + 15% PIK for the second lien senior secured loan and unsecured debt, respectively. See Note 2 "Significant Accounting Policies".
(12)
Non-income producing security.
(13)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of June 30, 2025, the aggregate fair value of these securities is $6,663 or 2.1% of the Company's net assets. The initial acquisition dates have been included for such securities.
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
(16)
The annualized seven-day yield as of June 30, 2025 is 4.21%.

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

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate(3)	Initial Acquisition Date(14)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities/Others - 0.9%
United States - 0.9%
Common Stock - 0.9%
Elah Holdings, Inc.	Capital Markets		05/09/18	69,386	$3,354	$3,354	(7) (8) (13) (15)
Country Fresh Holding Company Inc.	Food Products		04/29/19	986	1,232	—	(7) (8) (13)
Total Common Stock					4,586	3,354
Preferred Stock - 0.0%
Wine.com, LLC	Beverages		11/14/18	337,425	$2,900	$—	(7) (8) (13)
Wine.com, LLC	Beverages		03/03/21	78,199	1,933	—	(7) (8) (13)
Total Preferred Stock					4,833	—
Warrants - 0.0%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	2,974	$1,096	$—	(7) (8) (13)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	311	114	—	(7) (8) (13)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	62	23	—	(7) (8) (13)
Total Warrants					1,233	—
Total United States					1,233	—
Total Equity Securities/Others					$10,652	$3,354
Total Investments - 166.5%					$663,661	$582,495
Investments in Affiliated Money Market Fund - 0.1%
United States - 0.1%
Goldman Sachs Financial Square Government Fund - Institutional Shares				288,236	$288	$288	(16) (17)
Total United States					$288	$288
Total Investments in Affiliated Money Market Fund					$288	$288
Total Investments and Investments in Affiliated Money Market Fund - 166.6%					$663,949	$582,783

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

In-Kind Contribution

At the effective time of the Merger, the Buyer contributed its wholly-owned subsidiary, Pantheon Silver LLC, a Delaware limited liability company (“Pantheon Silver”), to the Company in exchange for 8,394,088 Units at a price of $24.05 per Unit (the “In-Kind Contribution”). In addition, on December 17, 2024, following the effective time of the Merger and after giving effect to the contribution, Pantheon Silver merged with and into Goldman Sachs Private Middle Market Credit SPV II LLC, a wholly-owned subsidiary of the Company (“SPV II”), with SPV II surviving as a wholly-owned subsidiary of the Company.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on March 4, 2025. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly-owned subsidiaries, PMMC Blocker I, LLC (formerly known as My-On PMMC Blocker, LLC), PMMC Blocker II, LLC, PMMC Blocker III, LLC, PMMC Wine I, LLC, Goldman Sachs Private Middle Market Credit SPV LLC (“SPV”) and SPV II. All significant intercompany transactions and balances have been eliminated in consolidation.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Prepayment premiums	$83	$—	$253	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$404	$337	$960	$628

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2025, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 7.5% and 4.5% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2024, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 13.4% and 4.9% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (the "Custodian"). As of June 30, 2025 and December 31, 2024, the Company held an aggregate cash balance of $42,847 and $79,248.

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

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense and any income tax penalties in expenses in the Consolidated Statements of Operations.

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

Transaction Costs

Transaction Costs mean the aggregate amount, without duplication, of (i) unpaid fees or expenses in connection with the Merger and In-Kind Contributions, including investment banking, accounting, attorney or other professional fees, incurred, reimbursable or payable by any of Company or any of its consolidated subsidiaries, (ii) any amounts owed, reimbursable or payable to the Adviser as a result of the Merger and In-Kind Contribution, including any fees, expenses or other amounts payable pursuant to the Investment Advisory Agreement, including any incentive, management or other fees payable, (iii) one hundred percent (100%) of all antitrust filing fees, (iv) all fees, costs, amounts or expenses payable by or on behalf of Company or its consolidated subsidiaries and (v) fifty percent (50%) of the representations and warranties insurance policy premium, if any, which amount payable pursuant to this clause (v) shall not exceed $415.

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

New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the consolidated financial statements. This ASU is effective for the annual periods beginning in January 2027, and interim periods beginning in January 2028 under a prospective approach. Early adoption and retrospective application are permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the Company’s consolidated financial statements.

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

For the three and six months ended June 30, 2024, Former Management Fees amounted to $1,450 and $2,976.

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

For the three and six months ended June 30, 2024, the Company accrued Former Incentive Fees of $(3,815) and $(2,666).

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

For the three and six months ended June 30, 2024, there were no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and six months ended June 30, 2025, Management Fees amounted to $798 and $1,680. As of June 30, 2025, $798 remained payable.

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

For the three and six months ended June 30, 2025, the Company accrued unvested Incentive Fees of $1,182 and $1,842. As of June 30, 2025, $5,860 was payable in accordance with the terms of the Investment Advisory Agreement.

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

For the three and six months ended June 30, 2025, there were no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $168 and $336. As of June 30, 2025, $224 remained payable. For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $136 and $277.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (the “Transfer Agent”), registrar and disbursing agent. Transfer Agent fees are included in the Consolidated Statements of Operations as Other general and administrative expenses.

For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $23 and $47. As of June 30, 2025, $52 remained payable. For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $22 and $45.

Affiliates

The table below presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$288	$220,699	$(207,368)	$—	$—	$13,619	$1,204
Elah Holdings, Inc.	3,354	—	—	—	—	3,354	—
Total Non-Controlled Affiliates	$3,642	$220,699	$(207,368)	$—	$—	$16,973	$1,204
For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$53,866	$523,241	$(576,819)	$—	$—	$288	$2,437
Collaborative Imaging, LLC (dba Texas Radiology Associates)	2,526	—	(2,505)	605	(626)	—	52
Elah Holdings, Inc.	3,354	—	—	—	—	3,354	—
Total Non-Controlled Affiliates	$59,746	$523,241	$(579,324)	$605	$(626)	$3,642	$2,489

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of June 30, 2025 and December 31, 2024, there were $459 and $1,359, respectively, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-Investment Activity

In certain circumstances, the Company and certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”, which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On May 21, 2025, the SEC granted the exemptive relief (the “Relief”) to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants, which superseded the prior co-investment exemptive relief received on November 16, 2022, as amended on June 25, 2024 (the “Prior Relief”). If the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of the Company is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of the Company’s participation in the co-investment program.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$255,396	$254,500	$474,874	$419,988
1st Lien/Last-Out Unitranche	154,428	153,702	144,131	142,219
2nd Lien/Senior Secured Debt	21,164	21,843	20,473	16,934
Unsecured Debt	13,531	—	13,531	—
Preferred Stock	10,572	5,738	4,833	—
Common Stock	7,409	6,663	4,586	3,354
Warrants	1,233	—	1,233	—
Total	$463,733	$442,446	$663,661	$582,495

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	June 30, 2025		December 31, 2024
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Financial Services	15.0%	21.3%	14.4%	24.0%
Hotels, Restaurants & Leisure	13.7	19.4	10.5	17.5
Wireless Telecommunication Services	10.4	14.7	7.8	13.0
Software	7.2	10.2	6.8	11.3
IT Services	7.1	10.1	5.3	8.9
Consumer Staples Distribution & Retail	5.9	8.3	4.5	7.4
Air Freight & Logistics	5.7	8.1	4.4	7.3
Entertainment	5.5	7.7	3.8	6.2
Ground Transportation	5.1	7.2	3.7	6.1
Specialty Retail	4.3	6.1	3.3	5.5
Interactive Media & Services	4.0	5.7	7.8	13.0
Commercial Services & Supplies	3.4	4.7	2.5	4.2
Beverages	2.6	3.7	1.9	3.2
Professional Services	2.4	3.4	3.6	6.1
Household Durables	2.4	3.4	1.9	3.1
Building Products	2.3	3.3	1.0	1.7
Consumer Finance	2.2	3.1	1.7	2.8
Capital Markets	0.8	1.1	0.6	1.0
Chemicals	—	—	5.9	9.8
Diversified Consumer Services	—	—	5.8	9.7
Household Products	—	—	2.8	4.7
Total	100.0%	141.5%	100.0%	166.5%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2025	December 31, 2024
United States	100.0%	100.0%
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of June 30, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$254,500	Discounted cash flows	Discount Rate	9.1% - 17.3%	10.5%
1st Lien/Last-Out Unitranche	$153,702	Discounted cash flows	Discount Rate	9.9% - 12.8%	11.8%
2nd Lien/Senior Secured Debt	$11,627	Discounted cash flows	Discount Rate	15.9% - 23.5%	21.0%
	$10,216	Comparable multiples	EV/EBITDA(6)	—	8.8x
Equity
Preferred Stock	$5,738	Discounted cash flows	Discount Rate	—	18.9%
Common Stock	$3,354	Discounted cash flows	Discount Rate	—	28.4%
	$3,309	Comparable multiples	EV/EBITDA(6)	—	8.4x

As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$196,725	Discounted cash flows	Discount Rate	8.3% - 30.1%	11.0%
	$15,152	Collateral analysis	Recovery Rate	17.5%-100.0%	98.6%
	$38,096	Comparable multiples	EV/Revenue	1.0x-2.5x	1.8x
1st Lien/Last-Out Unitranche	$65,492	Discounted cash flows	Discount Rate	—	13.6%
2nd Lien/Senior Secured Debt	$11,119	Discounted cash flows	Discount Rate	13.2% - 20.1%	17.8%
	$5,815	Comparable multiples	EV/EBITDA(6)	—	8.5x
Equity
Common Stock	$3,354	Discounted cash flows	Discount Rate	—	29.0%

(1)
As of June 30, 2025, the income approach was used in the determination of fair value for $419,829 or 97.6% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$254,500	$254,500	$—	$—	$419,988	$419,988
1st Lien/Last-Out Unitranche	—	—	153,702	153,702	—	—	142,219	142,219
2nd Lien/Senior Secured Debt	—	—	21,843	21,843	—	—	16,934	16,934
Unsecured Debt	—	—	—	—	—	—	—	—
Preferred Stock	—	—	5,738	5,738	—	—	—	—
Common Stock	—	—	6,663	6,663	—	—	3,354	3,354
Warrants	—	—	—	—	—	—	—	—
Affiliated Money Market Fund	13,619	—	—	13,619	288	—	—	288
Total assets	$13,619	$—	$442,446	$456,065	$288	$—	$582,495	$582,783

The table below presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2025
1st Lien/Senior Secured Debt	$419,988	$31,237	$(59,274)	$53,989	$(193,131)	$1,691	$—	$—	$254,500	$(802)
1st Lien/Last-Out Unitranche	142,219	10,349	—	1,186	(346)	294	—	—	153,702	1,186
2nd Lien/Senior Secured Debt	16,934	741	—	4,218	—	(50)	—	—	21,843	4,218
Unsecured Debt	—	—	—	—	—	—	—	—	—	—
Preferred Stock	—	5,738	—	—	—	—	—	—	5,738	(1)
Common Stock	3,354	4,055	(1,232)	486	—	—	—	—	6,663	(746)
Warrants	—	—	—	—	—	—	—	—	—	—
Total assets	$582,495	$52,120	$(60,506)	$59,879	$(193,477)	$1,935	$—	$—	$442,446	$3,855
For the Six Months Ended June 30, 2024
1st Lien/Senior Secured Debt	$303,646	$7,088	$(1,971)	$(30,317)	$(76,841)	$861	$—	$—	$202,466	$(31,558)
1st Lien/Last-Out Unitranche	64,838	—	—	346	(71)	147	—	—	65,260	346
2nd Lien/Senior Secured Debt	52,753	1,574	—	2,018	(24,871)	359	—	—	31,833	2,194
Unsecured Debt	19,344	538	—	(11,728)	—	(202)	—	—	7,952	(11,728)
Preferred Stock	3,086	—	—	172	—	—	—	—	3,258	172
Common Stock	5,880	—	605	(626)	(2,505)	—	—	—	3,354	—
Warrants	80	—	—	16	—	—	—	—	96	16
Total assets	$449,627	$9,200	$(1,366)	$(40,119)	$(104,288)	$1,165	$—	$—	$314,219	$(40,558)

(1)
Purchases may include PIK, capitalized fees, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2025 and December 31, 2024, approximates its carrying value because the JPM Term Loan Facility has variable interest based on selected short-term rates and the JPM Revolving Credit Facility had variable interest based on selected short-term rates. All amounts outstanding under the JPM Revolving Credit Facility were fully repaid on May 8, 2024 and the JPM Revolving Credit Facility was terminated effective May 31, 2024.

6. DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). The JPM Revolving Credit Facility was fully repaid on May 8, 2024 and was terminated effective May 31, 2024. As of June 30, 2025, $179,932 in principal amount was outstanding under the JPM Term Loan Facility. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 274% and 219%.

The Company’s outstanding debt was as follows:

	June 30, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Term Loan Facility	$201,800	$21,868	$179,932	$293,132	$—	$293,132

The weighted average interest rates of the aggregate borrowings outstanding for the six months ended June 30, 2025 was 6.83% and for the year ended December 31, 2024 was 7.53%. The average debt of the aggregate borrowings outstanding for the six months ended June 30, 2025 was $272,716 and for the year ended December 31, 2024 was $25,502.

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

The table below presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$—	$204	$—	$1,074
Facility fees	—	(5)	—	15
Amortization of financing costs	—	446	—	619
Total	$—	$645	$—	$1,708
Weighted average interest rate	—%	7.53%	—%	7.96%
Average outstanding balance	$—	$10,858	$—	$27,125

JPM Term Loan Facility

On December 17, 2024, the Company became party to and assumed all of the Buyer’s obligations under the JPM Term Loan Facility, as amended by Amendment No. 1 and Joinder to the Loan and Security Agreement, dated as of December 17, 2024 (the “JPM Term Loan Facility Amendment”), including borrowings of approximately $293,132 outstanding as of December 17, 2024 (after giving effect to the Merger Advance, as defined below). The JPM Term Loan Facility Amendment, among other things, (i) joined the Company, as the parent and portfolio manager (and released the Buyer as the parent and portfolio manager), (ii) replaced Pantheon Silver LLC with SPV II as borrower, and (iii) joined State Street Bank and Trust Company, as collateral agent, securities intermediary and collateral administrator.

In connection with the Merger, the lenders extended an aggregate principal amount of approximately $76,605 to finance a portion of the consideration payable to the Company’s members in the Merger (the “Merger Advance”).

On June 9, 2025 (the “Second Amendment Date”), SPV II entered into a second amendment to the JPM Term Loan Facility (“Amendment No. 2”). Amendment No. 2, among other things, provided an increase in the aggregate facility commitments to $290,000, provided a reinvestment period during which SPV II may make and prepay borrowings under the facility, in an amount not to exceed the difference of the aggregate facility commitments and the principal amount of advances drawn and unpaid as of the Second Amendment Date, to fund its obligations with respect to unfunded commitments under specified portfolio investments and added a commitment fee accruing at 0.50% per annum on the average daily unused amount of the facility commitments. Advances under the JPM Term Loan Facility are made in U.S. dollars. The interest charged on the JPM Term Loan Facility is based on 3-month Term SOFR (or, if Term SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), plus an applicable margin of 2.40%. Any amounts outstanding under the JPM Term Loan Facility must be repaid by October 25, 2027.

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

The JPM Term Loan Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Term Loan Facility contains customary events of default for similar financing transactions, including if a change of control of SPV II occurs or if we were no longer the portfolio manager of SPV II. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Term Loan Facility immediately due and payable. As of June 30, 2025, the Company and SPV II were in compliance with these covenants.

Costs of $1,006 were incurred in connection with obtaining and amending the JPM Term Loan Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition, and amortized over the life of the JPM Term Loan Facility using the straight-line method. As of June 30, 2025, outstanding deferred financing costs were $828.

The table below presents the summary information of the JPM Term Loan Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$4,359	$—	$9,237	$—
Facility fees	52	—	52	—
Amortization of financing costs	83	—	165	—
Total	$4,494	$—	$9,454	$—
Weighted average interest rate	6.79%	—	6.83%	—
Average outstanding balance	$257,470	$—	$272,716	$—

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

For the three and six months ended June 30, 2025, the Company’s average USD notional exposure to foreign currency forward contracts was $0 and $0. For the three and six months ended June 30, 2024, the Company’s average USD notional exposure to foreign currency forward contracts was $1,712 and $1,712.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	—	20	—	70
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$—	$20	$—	$70

8. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2025				December 31, 2024
	Capital Commitments	Unfunded Capital Commitments		% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Units	$162,882	$43,473	(1)	73%	$162,882	$19,093	88%

(1) See Note 9 Members Capital - Special Distribution for further information.

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of June 30, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	June 30, 2025	December 31, 2024
1st Lien/Senior Secured Debt
CDM Fitness Holdings, LLC	$1,424	$1,424
Convenient Payments Acquisition, Inc. (dba IntelliPay)	—	881
CorePower Yoga LLC	—	432
Curio Brands, LLC	—	1,426
Good Feet Worldwide LLC	1,112	1,112
HAI Hospitality, Inc.	5,998	5,998
Igloo Inc.	386	215
Inova Payroll LLC	98	—
ITS Buyer Inc (dba ITS Logistics)	4,613	4,613
Keystone Purchaser LLC (dba Bridgeway)	1,138	2,342
Marquis Software Solutions Inc	494	494
PF Atlantic Holdco 2, LLC	1,538	1,539
Streamland Media Midco LLC	909	—
SugarCRM Inc.	2,128	2,128
VRC Companies, LLC (dba Vital Records Control)	443	443
Celero Commerce LLC	—	947
Sleep OpCo LLC (dba Helix Sleep)	1,372	1,373
Splash Car Wash Inc	—	1,402
StreetMasters Intermediate, Inc.	—	1,069
Total 1st Lien/Senior Secured Debt	$21,653	$27,838
1st Lien/Last-Out Unitranche
K2 Towers II, LLC	$1,566	$1,566
Octagon Towers LLC	194	194
Peppertree Towers LLC	1,170	1,218
Total 1st Lien/Last-Out Unitranche	$2,930	$2,978
2nd Lien/Senior Secured Debt
Wine.com, LLC	$480	$480
Total 2nd Lien/Senior Secured Debt	$480	$480
Total	$25,063	$31,296

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

9. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the six months ended June 30, 2025 and 2024.

Distributions

The table below reflects the distributions declared on the Company’s Units for the six months ended June 30, 2025 and 2024.

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Six Months Ended June 30, 2025
February 26, 2025	April 2, 2025	May 2, 2025	$0.59
June 6, 2025	June 9, 2025	June 12, 2025	$1.64	(1)
June 25, 2025	June 25, 2025	June 27, 2025	$1.44	(1)
May 7, 2025	July 2, 2025	July 31, 2025	$0.43
For the Six Months Ended June 30, 2024
February 27, 2024	April 2, 2024	May 8, 2024	$2.11	(1)
May 1,2024	July 2, 2024	August 5, 2024	$9.00	(1)

(1) Return of capital distribution.

Special Distribution

On June 9, 2025, pursuant to a Special Distribution Agreement, dated as of June 9, 2025 (the “Special Distribution Agreement”) by and among the Company, SPV II, the Buyer, and Rakesh Jain (the “Individual Investor”), SPV II distributed to the Company an amount equal to $29,913, and the Company distributed to the Buyer and the Individual Investor $24,380 in cash, and in turn, the Buyer’s Unfunded Committed Amount (as defined in the LLCA) was increased by $24,380.

10. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net increase (decrease) in Members’ Capital from operations	$10,636	$(21,620)	$17,695	$(15,107)
Weighted average Units outstanding	14,884,897	10,687,877	14,884,897	10,687,877
Basic and diluted earnings (loss) per Unit	$0.72	$(2.02)	$1.19	$(1.41)

Diluted earnings (loss) per Unit equal basic earnings (loss) per Unit because there were no Unit equivalents outstanding during the period presented.

11. FINANCIAL HIGHLIGHTS

The table below presents the schedule of financial highlights of the Company:

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Per Unit Data:(1)
NAV, beginning of period	$23.49	$37.92
Net investment income	1.23	2.37
Net realized and unrealized gains (losses)(2)	(0.04)	(3.78)
Net increase (decrease) in Members' Capital from operations(2)	1.19	(1.41)
Distributions recorded:
From return of capital	(3.08)	(0.93)
From net investment income	(0.59)	(1.18)
Total distributions recorded	(3.67)	(2.11)
Total increase (decrease) in Members' Capital	(2.48)	(3.52)
NAV, end of period	$21.01	$34.40
Units outstanding, end of period	14,884,897	10,687,877
Weighted average units outstanding	14,884,897	10,687,877
Total return based on NAV(3)	5.07%	(3.72)%
Supplemental Data/Ratio(4):
Members’ Capital, end of period	$312,692	$367,659
Ratio of expenses (without incentive fees and interest and other debt expenses) to average Members’ Capital	1.56%	2.09%
Ratio of interest and other debt expenses to average Members’ Capital	5.55%	0.86%
Ratio of incentive fees to average Members’ Capital	0.54%	(0.67)%
Ratio of total expenses to average Members’ Capital	7.65%	2.28%
Ratio of net investment income to average Members’ Capital	11.30%	12.09%
Portfolio turnover	9%	1%

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

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per Unit, including net investment income (if positive) for the period beginning July 1, 2025 through September 30, 2025, which will be payable on or about October 29, 2025 to Unitholders of record as of October 2, 2025.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through June 30, 2025, we originated approximately $2.34 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Leverage

We may borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). Our revolving credit facility with JPMorgan Chase Bank, National Association (the "JPM Revolving Credit Facility") was fully repaid on May 8, 2024 and was terminated effective May 31, 2024. As of June 30, 2025 there was $179.93 million in outstanding principal under the JPM Term Loan Facility (as defined below). As of June 30, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 274% and 219%. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as us, an offer to repurchase shares held by the BDC’s shareholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if stockholders approve a proposal to do so. If a BDC receives stockholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the "Board of Directors" or the "Board") of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$255.40	$254.50	$474.88	$419.99
First Lien/Last-Out Unitranche	154.43	153.70	144.13	142.22
Second Lien/Senior Secured Debt	21.16	21.85	20.47	16.94
Unsecured Debt	13.53	—	13.53	—
Preferred Stock	10.57	5.74	4.83	—
Common Stock	7.41	6.66	4.59	3.35
Warrants	1.23	—	1.23	—
Total investments	$463.73	$442.45	$663.66	$582.50

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.7%	11.0%	10.0%	21.5%
First Lien/Last-Out Unitranche(2)(3)	11.2	11.8	12.0	13.0
Second Lien/Senior Secured Debt(2)	12.9	10.5	11.0	11.0
Unsecured Debt(2)	—	—	—	—
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	10.2%	10.9%	10.1%	19.0%

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

The decrease in total portfolio yield at fair value was primarily driven by the restructuring of Streamland Media Midco LLC. Within First Lien/Senior Secured Debt, the decrease in weighted average yield at fair value was primarily driven by the restructuring of Streamland Media Midco LLC. Within First Lien/Last-Out Unitranche, the decrease in weighted average yield at fair value was primarily driven by the Streamland Midco LLC Last-Out Term Loan being placed on non-accrual status. Within Second Lien/Senior Secured Debt, the decrease in weighted average yield at amortized cost was primarily driven by Wine.com exit fee accruals.

The table below presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	June 30, 2025	December 31, 2024
Number of portfolio companies	23	32
Percentage of performing debt bearing a floating rate(1)	97.1%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	2.9%	—%
Weighted average leverage (net debt/EBITDA)(3)	4.7x	5.9x
Weighted average interest coverage(3)	2.2x	1.9x
Median EBITDA(3)	$44.68 million	$38.00 million

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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of June 30, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 22.0% and 20.1% of total debt investments at fair value.

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

	As of
	June 30, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	389.78	88.1	502.37	86.2
Grade 3	24.67	5.6	51.70	8.9
Grade 4	28.00	6.3	28.43	4.9
Total Investments	$442.45	100.0%	$582.50	100.0%

The decrease in investments with a Grade 2 investment performance rating was primarily driven by the exit of investments with an aggregate fair value of $120.45 million. The decrease in investments with a Grade 3 investment performance rating was primarily driven by the exit of investments with an aggregate fair value of $22.90 million.

The table below shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$428.93	92.5%	$574.60	86.6%
Non-accrual	34.80	7.5	89.06	13.4
Total Investments	$463.73	100.0%	$663.66	100.0%

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

The table below shows our investment activity by investment type(1):

	For the Three Months Ended
	June 30, 2025	June 30, 2024
	($ in millions)
Amount of investments committed at cost:
Second Lien/Senior Secured Debt	—	1.92
Total	$—	$1.92
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$76.40	$74.27
First Lien/Last-Out Unitranche	0.24	0.04
Total	$76.64	$74.31
Net increase (decrease) in portfolio	$(76.64)	$(72.39)
Number of existing portfolio companies with new investment commitments	—	1
Total new investment commitment amount in existing portfolio companies	$—	$1.92
Weighted average remaining term for new investment commitments (in years)(2)	—	2.8
Percentage of new debt investment commitments at cost for floating interest rates	0.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates	0.0%	0.0%
Weighted average yield on new debt and income producing investment commitments(3)	0.0%	17.3%
Weighted average yield on new investment commitments(4)	0.0%	17.3%
Weighted average yield on debt and income producing investments sold or repaid(5)	9.3%	10.5%
Weighted average yield on investments sold or repaid(6)	9.3%	10.5%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Total investment income	$14.20	$12.14	$32.30	$28.51
Net expenses	6.91	(1.14)	13.95	3.19
Net investment income	7.29	13.28	18.35	25.32
Net realized gain (loss) on investments	(46.21)	(1.97)	(60.50)	(1.37)
Net unrealized appreciation (depreciation) on investments	49.56	(33.47)	59.85	(40.20)
Net realized and unrealized gain (losses) on forward contracts, translations and transactions	—	0.53	—	1.16
Income tax (provision) benefit, realized and unrealized gain/loss	—	0.01	—	(0.02)
Net increase (decrease) in Members’ Capital from operations	$10.64	$(21.62)	$17.70	$(15.11)

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Interest income	$12.19	$9.42	$27.70	$22.62
Payment-in-kind income	0.82	2.22	3.14	4.73
Dividend income	1.13	0.47	1.21	0.97
Other income	0.06	0.03	0.25	0.19
Total investment income	$14.20	$12.14	$32.30	$28.51

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $9.42 million and $22.62 million for the three and six months ended June 30, 2024 to $12.19 million and $27.70 million for the three and six months ended June 30, 2025, primarily due to an increase in the size of our portfolio as a result of the In-Kind Contribution.
•
Payment-in-kind income decreased from $2.22 million and $4.73 million for the three and six months ended June 30, 2024 to $0.82 million and $3.14 million for the three and six months ended June 30, 2025. The decrease was primarily due to the exits of investments accruing payment-in-kind income.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Interest and other debt expenses	$4.49	$0.65	$9.45	$1.71
Management fees	0.80	1.45	1.68	2.98
Incentive fees	1.18	(3.82)	1.84	(2.67)
Professional fees	0.56	0.28	0.76	0.53
Administration and custodian fees	0.17	0.14	0.34	0.28
Directors’ fees	0.05	0.05	0.10	0.10
Other general and administrative expenses	0.07	0.11	0.19	0.26
Transaction Costs	(0.41)	—	(0.41)	—
Total expenses	$6.91	$(1.14)	$13.95	$3.19

In the table above:

•
Interest and other debt expenses increased from $0.65 million and $1.71 million for the three and six months ended June 30, 2024 to $4.49 million and $9.45 million for the three and six months ended June 30, 2025. The increase was primarily driven by the increase in weighted average daily borrowings from $10.86 million and $27.13 million for the three and six months ended June 30, 2024 to $257.47 million and $272.72 million for the three and six months ended June 30, 2025.
•
Management Fees decreased from $1.45 million and $2.98 million for the three and six months ended June 30, 2024 to $0.80 million and $1.68 million for the three and six months ended June 30, 2025. The decrease was primarily driven by the decrease in the Management fee rate from 1.50% to 1.00% post Merger.
•
Incentive Fees increased from $(3.82) million and $(2.67) million for the three and six months ended June 30, 2024 to $1.18 million and $1.84 million for the three and six months ended June 30, 2025. The increase was primarily driven by the increase in the pre incentive fee total return from $(25.44) million and $(17.78) million for the three and six months ended June 30, 2024, to $11.82 million and $19.54 million for the three and six months ended June 30, 2025.
•
Transaction costs for the three and six months ended June 30, 2025 decreased by $0.41 million due to the reversal of certain accrued transaction-related expenses.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in millions)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	$—	$—	$—	$0.53
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	—	—	—	0.07
Other, net	—	—	(1.23)	—	(1)
Diligent Corporation	—	(1.97)	—	(1.97)
Streamland Media Midco LLC	—	—	(13.06)	—
Khoros, LLC (fka Lithium Technologies, Inc.)	(46.21)	—	(46.21)	—
Net realized gain (loss)	$(46.21)	$(1.97)	$(60.50)	$(1.37)

(1) Amount rounds to less than $0.01.

For the six months ended June 30, 2025, net realized losses were primarily driven by the restructuring of our first lien debt investment in Khoros, LLC (fka Lithium Technologies, Inc.) and Streamland Media Midco LLC, which resulted in realized loss of $46.21 million and $13.06 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Unrealized appreciation	$50.74	$3.47	$61.71	$4.56
Unrealized depreciation	(1.18)	(36.94)	(1.86)	(44.76)
Net change in unrealized appreciation (depreciation) on investments	$49.56	$(33.47)	$59.85	$(40.20)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
	($ in millions)
Portfolio Company:
Khoros, LLC (fka Lithium Technologies, Inc.)	$46.20	$41.38
Chase Industries, Inc. (dba Senneca Holdings)	2.70	4.40
Doxim, Inc.	0.71	1.09
CorePower Yoga LLC	0.37	0.62
Acuity Specialty Products, Inc. (dba Zep Inc.)	0.34	0.34
SPay, Inc. (dba Stack Sports)	—	2.12
Country Fresh Holding Company Inc.	—	1.23
KBP BRANDS, LLC	(0.03)	(0.38)
Other, net(1)	0.26	(0.03)
Streamland Media Midco LLC (2)	(0.03)	10.23
ITS Buyer Inc (dba ITS Logistics)	(0.05)	(0.10)
Marquis Software Solutions Inc	(0.05)	(0.10)
Wine.com, LLC	(0.11)	(0.20)
Streamland Media Holdings LLC	(0.75)	(0.75)
Total	$49.56	$59.85

(1)
For the three and six months ended June 30, 2025, Other, net includes gross unrealized appreciation of $0.42 million and $0.30 million, and gross unrealized depreciation of $(0.16) million and $(0.33) million.
(2)
Formerly known as Picture Head Midco LLC.

Net change in unrealized appreciation (depreciation) in our investments for the six months ended June 30, 2025 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned restructuring of our first lien debt investments in Khoros, LLC (fka Lithium Technologies, Inc.) and Streamland Media Midco LLC.

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

(1)
For the three and six months ended June 30, 2024, Other, net includes gross unrealized appreciation of $0.02 million and $0.29 million, and gross unrealized depreciation of $(0.19) million and $(0.88) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities or issue other senior securities. We would expect that any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” The JPM Revolving Credit Facility was fully repaid on May 8, 2024 and was terminated effective May 31, 2024. As of June 30, 2025, there was $179.93 million in outstanding principal under the JPM Term Loan Facility. As of June 30, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 274% and 219%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

We had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2025			December 31, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Units	$162.88	$43.47	73%	$162.88	$19.09	88%

We did not issue a capital drawdown for the six months ended June 30, 2025 and 2024.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The table below shows our contractual obligations as of June 30, 2025:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Term Loan Facility	$179.93	$—	$179.93	$—	$—

JPM Term Loan Facility

On December 17, 2024, we became party to and assumed all of Buyer’s obligations under the Loan and Security Agreement, dated as of October 25, 2024, among JPMorgan Chase Bank, National Association (“JPM”), Buyer, as the initial portfolio manager, and the lenders party thereto (as amended, restated, supplemented or otherwise modified from time to time, including by the Amendment No. 1 and Joinder to the Loan and Security Agreement, dated as of December 17, 2024 (the “JPM Term Loan Facility Amendment”), the “JPM Term Loan Facility”), including borrowings of approximately $293.13 million outstanding as of December 17, 2024 (after giving effect to the Merger Advance, as defined below). The JPM Term Loan Facility Amendment, among other things, (i) joined us, as the parent and portfolio manager (and released Buyer as the parent and portfolio manager), (ii) replaced Pantheon Silver LLC with Goldman Sachs Private Middle Market Credit SPV II LLC, our wholly-owned subsidiary (“SPV II”), as borrower, and (iii) joined State Street Bank and Trust Company, as collateral agent, securities intermediary and collateral administrator.

In connection with the Merger, the lenders extended an aggregate principal amount of approximately $76.61 million (the “Merger Advance”) to finance a portion of the consideration payable our members in the Merger.

On June 9, 2025 (the “Second Amendment Date”), SPV II entered into a second amendment to the JPM Term Loan Facility (“Amendment No. 2”). Amendment No. 2, among other things, provided an increase in the aggregate facility commitments to $290.0 million, provided a reinvestment period during which SPV II may make and prepay borrowings under the facility, in an amount not to exceed the difference of the aggregate facility commitments and the principal amount of advances drawn and unpaid as of the Second Amendment Date, to fund its obligations with respect to unfunded commitments under specified portfolio investments and added a commitment fee accruing at 0.50% per annum on the average daily unused amount of the facility commitments. Advances under the JPM Term Loan Facility are made in U.S. dollars. The interest charged on the JPM Term Loan Facility is based on 3-month Term SOFR (or, if Term SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), plus an applicable margin of 2.40%. Any amounts outstanding under the JPM Term Loan Facility must be repaid by October 25, 2027.

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

The JPM Term Loan Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Term Loan Facility contains customary events of default for similar financing transactions, including if a change of control of SPV II occurs or if we were no longer the portfolio manager of SPV II. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Term Loan Facility immediately due and payable. As of June 30, 2025, the Company and SPV II were in compliance with these covenants.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2025	December 31, 2024
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$21.65	$27.84
First Lien/Last-Out Unitranche	2.93	2.98
Second Lien/Senior Secured Debt	0.48	0.48
Total	$25.06	$31.30

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

RECENT DEVELOPMENTS

Retirement of Directors and Resignation and Appointment of Officers

On July 15, 2025, Alex Chi notified us of his intention to resign from his position as Co-Chief Executive Officer and Co-President. Mr. Chi ceased serving as the principal executive officer, Co-Chief Executive Officer and Co-President, effective on August 7, 2025. Mr. Chi’s resignation was not the result of any disagreement with us.

On July 18, 2025, our Board of Directors appointed Vivek Bantwal, age 48, as Co-Chief Executive Officer, effective on August 7, 2025. Mr. Bantwal was also appointed as the co-principal executive officer, succeeding Mr. Chi. Mr. Bantwal was also appointed as Co-Chief Executive Officer of Goldman Sachs BDC, Inc. (“GSBD”), Goldman Sachs Private Middle Market Credit II LLC (“PMMC II”), Goldman Sachs Middle Market Lending Corp. II (“MMLC II”), Phillip Street Middle Market Lending Fund LLC (“PSLF”), Goldman Sachs Private Credit Corp. (“GSCR”) and West Bay BDC LLC (“West Bay”).

Effective on August 7, 2025, David Miller ceased serving as our Co-President and Co-President of GSBD, PMMC II, MMLC II, PSLF, GSCR and West Bay. Mr. Miller will continue serving in his role as our Co-Chief Executive Officer and Co-Chief Executive Officer of GSBD, PMMC II, MMLC II, PSLF, GSCR and West Bay.

On July 18, 2025, our Board of Directors appointed Tucker Greene, age 50, as our President, effective on August 7, 2025. Mr. Greene will serve as our President, succeeding Mr. Chi and Mr. Miller. Mr. Greene was also appointed as President of GSBD, PMMC II, MMLC II, PSLF, GSCR and West Bay. Mr. Greene will also continue serving in his role as our Chief Operating Officer and the Chief Operating Officer of each of GSBD, PMMC II, MMLC II, PSLF, GSCR and West Bay.

As of the date of this report, the Private Credit Investment Committee consists of the following members: Rich Friedman, James Reynolds, Vivek Bantwal, Patrick Armstrong, Amitayush Bahri, Steven Budig, Kevin Sterling, Beat Cabiallavetta, Stephanie Rader, David Miller, Greg Watts, Nicole Agnew and Moritz Jobke, along with members from Goldman Sachs’ Compliance, Legal, Tax and Controllers groups.

On August 6, 2025, Ross J. Kari notified our Board that he intends to retire from the Board and all committees thereof, effective as of the close of business on December 31, 2025.

On August 11, 2025, the Board elected Richard A. Mark to serve as an independent director of the Company, a member of the Audit Committee, including as Chair of the Audit Committee, and a member of the Governance and Nominating Committee, the Compliance Committee and the Contract Review Committee of the Company, in each case, effective as of the close of business on December 31, 2025. The Board also determined that Mr. Mark is an “audit committee financial expert” (as defined in Item 407 of Regulation S-K under the Securities Exchange Act of 1934, as amended). See Part II, Item 5 of this quarterly report for more information.

Distributions

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period beginning July 1, 2025 through September 30, 2025, which will be payable on or about October 29, 2025 to Unitholders of record as of October 2, 2025.

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

As of June 30, 2025 and December 31, 2024, on a fair value basis, approximately 2.9% and 0%, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 97.1% and 100%, of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bore interest at a floating rate. Our borrowings under the JPM Term Loan Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2025 Consolidated Statements of Financial Condition, the table below shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$9.77	$(4.09)	$5.68
Up 200 basis points	6.52	(2.73)	3.79
Up 100 basis points	3.26	(1.36)	1.90
Up 75 basis points	2.44	(1.02)	1.42
Up 50 basis points	1.63	(0.68)	0.95
Up 25 basis points	0.81	(0.34)	0.47
Down 25 basis points	(0.81)	0.34	(0.47)
Down 50 basis points	(1.63)	0.68	(0.95)
Down 75 basis points	(2.44)	1.02	(1.42)
Down 100 basis points	(3.26)	1.36	(1.90)
Down 200 basis points	(6.52)	2.73	(3.79)
Down 300 basis points	(9.77)	4.09	(5.68)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 6, 2025, Ross J. Kari notified the Board that he intends to retire from the Board and all committees thereof, effective as of the close of business on December 31, 2025. The Company and the Board remain grateful to Mr. Kari for his service and look forward to his continued contributions through the remainder of his tenure on the Board.

On August 11, 2025, the Board elected Richard A. Mark to serve as an independent director of the Company, a member of the Audit Committee, including as Chair of the Audit Committee, and a member of the Governance and Nominating Committee, the Compliance Committee and the Contract Review Committee of the Company, in each case, effective as of the close of business on December 31, 2025. The Board also determined that Mr. Mark is an “audit committee financial expert” (as defined in Item 407 of Regulation S-K under the Securities Exchange Act of 1934, as amended). Mr. Mark does not have any family relationships with any current director, executive officer, or person nominated to become a director or executive officer, of the Company, and there are no transactions or proposed transactions, to which the Company is a party, or intended to be a party, in which Mr. Mark has, or will have, a material interest subject to Item 404(a) of Regulation S-K.

Mr. Mark’s biographical information as of the date of this report is as follows:

Richard A. Mark. Mr. Mark is retired. Effective as of the close of business on December 31, 2025, Mr. Mark will serve on the Board of Directors of the Company and as the Chair of the Audit Committee of the Company. Mr. Mark serves on the board of directors and as the chair of the audit committee of Goldman Sachs BDC, Inc., Goldman Sachs Private Credit Corp. and Goldman Sachs Middle Market Lending Corp. II. He also serves on the board of directors of Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”) and, effective as of the close of business on December 31, 2025, will serve as the chair of the audit committee of GS PMMC II. In addition, effective as of the close of business on December 31, 2025, Mr. Mark will serve on the board of directors and as the chair of the audit committee of Phillip Street Middle Market Lending Fund LLC. Prior to his retirement in 2015, Mr. Mark was a partner at Deloitte & Touche LLP, most recently leading the corporate development function of the advisory business of Deloitte. Mr. Mark began his career at Arthur Andersen & Co. and held various positions with Arthur Andersen, including audit partner, before joining Deloitte in 2002. Since November 2020, Mr. Mark has served on the Board of Directors of Viatris Inc. (“Viatris”), a global pharmaceuticals company. Prior to the closing of the transaction that combined Mylan N.V. and Pfizer Inc.’s off-patent branded and generic established medicines business, which resulted in the formation of Viatris, Mr. Mark served on the Board of Directors of Mylan N.V. from June 2019 until November 2020. Mr. Mark also served from July 2015 until August 2016 as chairperson of the board of directors and as a member of the audit committee of Katy Industries, Inc., a manufacturer, importer and distributor of commercial cleaning and consumer storage products. Since December 2021, Mr. Mark has served on the Board of Directors of the Home Centered Care Institute, a nonprofit organization focused on scaling home-based primary care. From May 2016 to December 2021, Mr. Mark served as a director of Almost Home Kids, an affiliate of Lurie Children’s Hospital of Chicago, which provides care to children with complicated health needs. Mr. Mark is a certified public accountant. Based on the foregoing, Mr. Mark is experienced with accounting, financial and investment matters, which we believe makes him well qualified to serve on the Board.

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

10.1

Second Amendment to Loan and Security Agreement, dated as of June 9, 2025, by and among Goldman Sachs Private Middle Market Credit SPV II LLC, as borrower, Silver Capital Holdings LLC, as the parent and portfolio manager, the lenders party thereto, JPMorgan Chase Bank, National Association, as administrative agent, and State Street Bank and Trust Company, as collateral agent, securities intermediary and collateral administrator (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01215), filed on June 12, 2025).

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

SILVER CAPITAL HOLDINGS LLC

Date: August 12, 2025	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: August 12, 2025	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: August 12, 2025	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)