Form 10-Q
period 2025-09-30
Silver Capital Holdings LLC
filed 2025-11-12
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, there were 14,884,897 limited liability company common units outstanding.

SILVER CAPITAL HOLDINGS LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic and a prolonged United States government shutdown;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Silver Capital Holdings LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $354,064 and $660,307)	$330,656	$579,141
Non-controlled affiliated investments (cost of $3,354 and $3,354)	3,354	3,354
Total investments, at fair value (amortized cost of $357,418 and $663,661)	$334,010	$582,495
Investments in affiliated money market fund (cost of $127,595 and $288)	127,595	288
Cash	4,480	79,248
Interest and dividends receivable	5,866	5,705
Deferred financing costs	738	840
Other assets	171	87
Total assets	$472,860	$668,663
Liabilities
Debt	$148,432	$293,132
Interest and other debt expenses payable	2,633	2,822
Management fees payable	767	957
Incentive fees payable	6,425	4,420
Distribution payable	—	5,359
Secured borrowings	1,998	1,818
Accrued expenses and other liabilities	1,228	4,130
Payable for units subscribed (Note 12)	—	6,315
Total liabilities	$161,483	$318,953
Commitments and contingencies (Note 8)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Units (14,884,897 and 14,884,897 units issued and outstanding as of September 30, 2025 and December 31, 2024)	460,125	506,006
Distributable earnings (loss)	(148,748)	(156,296)
Total members’ capital	$311,377	$349,710
Total liabilities and members’ capital	$472,860	$668,663
Net asset value per unit	$20.92	$23.49

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$10,493	$7,408	$38,185	$30,033
Payment-in-kind income	983	1,665	4,127	6,390
Other income	61	65	315	251
From non-controlled affiliated investments:
Dividend income	387	863	1,591	1,838
Total investment income	$11,924	$10,001	$44,218	$38,512
Expenses:
Interest and other debt expenses	$2,800	$—	$12,254	$1,708
Management fees	767	1,184	2,447	4,160
Incentive fees	565	(641)	2,407	(3,307)
Professional fees	159	1,354	918	1,882
Administration and custodian fees	210	132	546	409
Directors’ fees	53	46	156	151
Other general and administrative expenses	106	169	295	433
Transaction costs	—	—	(413)	—
Total expenses	$4,660	$2,244	$18,610	$5,436
Net investment income	$7,264	$7,757	$25,608	$33,076
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$2,063	$(60,506)	$92
Non-controlled affiliated investments	—	—	—	605
Foreign currency and other transactions	—	—	—	2,648
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(2,178)	(13,176)	57,679	(52,748)
Non-controlled affiliated investments	—	—	—	(626)
Foreign currency forward contracts	—	(66)	—	4
Foreign currency translations	—	—	—	(1,562)
Net realized and unrealized gains (losses)	$(2,178)	$(11,179)	$(2,827)	$(51,587)
(Provision) benefit for taxes on realized gain/loss on investments	$—	$—	$—	$(203)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	—	(211)	—	(26)
Net increase (decrease) in members’ capital from operations	$5,086	$(3,633)	$22,781	$(18,740)
Weighted average units outstanding	14,884,897	10,687,877	14,884,897	10,687,877
Basic and diluted net investment income per unit	$0.49	$0.73	$1.72	$3.10
Basic and diluted earnings per unit	$0.34	$(0.34)	$1.53	$(1.75)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Members’ capital at beginning of period	$312,692	$367,659	$349,710	$405,334
Increase (decrease) in members’ capital from operations:
Net investment income	$7,264	$7,757	$25,608	$33,076
Net realized gain (loss)	—	2,063	(60,506)	3,345
Net change in unrealized appreciation (depreciation)	(2,178)	(13,242)	57,679	(54,932)
(Provision) benefit for taxes on realized gain/loss on investments	—	—	—	(203)
(Provision) benefit for unrealized appreciation/depreciation on investments	—	(211)	—	(26)
Net increase (decrease) in members’ capital from operations	$5,086	$(3,633)	$22,781	$(18,740)
Distributions to unitholders from:
Return of capital	$—	$(86,807)	$(45,881)	$(96,780)
Distributable earnings	(6,401)	(9,394)	(15,233)	(21,989)
Total distributions to unitholders	$(6,401)	$(96,201)	$(61,114)	$(118,769)
Total increase (decrease) in members’ capital	$(1,315)	$(99,834)	$(38,333)	$(137,509)
Members’ capital at end of period	$311,377	$267,825	$311,377	$267,825
Distributions per unit	$0.43	$9.00	$4.10	$11.11

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024

Cash flows from operating activities:
Net increase (decrease) in members’ capital from operations:	$22,781	$(18,740)
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(10,302)	(5,697)
Payment-in-kind interest capitalized	(4,269)	(7,092)
Investments in affiliated money market fund, net	(127,307)	935
Proceeds from sales of investments and principal repayments	263,282	177,207
Net realized (gain) loss on investments	60,506	(697)
Net change in unrealized (appreciation) depreciation on investments	(57,679)	53,374
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	—	23
Amortization of premium and accretion of discount, net	(2,873)	(1,790)
Amortization of deferred financing costs	255	619
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(161)	4,138
(Increase) decrease in other assets	(84)	(857)
Increase (decrease) in interest and other debt expenses payable	(189)	(1,339)
Increase (decrease) in management fees payable	(190)	(354)
Increase (decrease) in incentive fees payable	2,005	(3,307)
Increase (decrease) in accrued expenses and other liabilities	(2,629)	1,489
Increase (decrease) in payable for units subscribed	(6,315)	—
Net cash provided by operating activities	$136,831	$197,912
Cash flows from financing activities:
Distributions paid	$(66,473)	$(132,348)
Financing costs paid	(426)	—
Repayments of debt	(144,700)	(63,082)
Secured borrowings	—	762
Net cash provided by (used for) financing activities	$(211,599)	$(194,668)
Net (decrease) increase in cash	(74,768)	3,244
Effect of foreign exchange rate changes on cash	—	(27)
Cash, beginning of period	79,248	11,340
Cash, end of period	$4,480	$14,557
Supplemental and non-cash activities
Interest expense paid	$12,187	$2,380
Exchange of investments	$41,278	$2,053

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of September 30, 2025

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 104.3%
United States - 104.3%
1st Lien/Senior Secured Debt - 69.0%
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	9.56%	S + 5.25%	06/29/27	$14,870	$14,793	$14,796	(5) (6) (7)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.25%	06/29/27	443	(2)	(2)	(5) (7) (8)
Marquis Software Solutions Inc	Consumer Finance	9.63%	S + 5.25%	11/29/26	9,147	8,921	8,781	(6) (7)
Marquis Software Solutions Inc	Consumer Finance	9.63%	S + 5.25%	11/29/26	1,076	555	538	(6) (7) (8)
Marquis Software Solutions Inc	Consumer Finance	9.63%	S + 5.25%	11/29/26	360	351	346	(6) (7)
CDM Fitness Holdings, LLC	Consumer Staples Distribution & Retail	10.40%	S + 6.25%	06/17/26	25,866	25,739	25,736	(6) (7)
CDM Fitness Holdings, LLC	Consumer Staples Distribution & Retail		S + 6.25%	06/17/26	1,083	(5)	(5)	(6) (7) (8)
CDM Fitness Holdings, LLC	Consumer Staples Distribution & Retail	10.40%	S + 6.25%	06/17/26	538	535	535	(6) (7)
Streamland Media Midco LLC	Entertainment	9.76%	S + 6.50% (Incl. 10.06% PIK)	04/02/29	10,990	10,809	10,551	(5) (7)
Streamland Media Midco LLC	Entertainment	10.00%	S + 5.50% (Incl. 9.07% PIK)	04/02/29	1,528	1,528	1,467	(5) (7)
Streamland Media Midco LLC	Entertainment	9.82%	S + 5.50%	04/02/29	1,211	808	808	(5) (7) (8)
Keystone Purchaser LLC (dba Bridgeway)	Ground Transportation	10.01%	S + 5.75%	05/07/27	18,814	18,683	18,626	(6) (7)
Keystone Purchaser LLC (dba Bridgeway)	Ground Transportation	10.01%	S + 5.75%	05/07/27	2,577	2,559	2,551	(6) (7)
Keystone Purchaser LLC (dba Bridgeway)	Ground Transportation	10.01%	S + 5.75%	05/07/27	2,342	1,590	1,583	(6) (7) (8)
HAI Hospitality, Inc.	Hotels, Restaurants & Leisure	9.73%	S + 5.50%	12/06/28	9,270	9,196	9,177	(6) (7)
HAI Hospitality, Inc.	Hotels, Restaurants & Leisure		S + 5.50%	12/06/28	4,362	(34)	(44)	(6) (7) (8)
HAI Hospitality, Inc.	Hotels, Restaurants & Leisure		S + 5.50%	12/06/28	1,636	(13)	(16)	(6) (7) (8)
KBP BRANDS, LLC	Hotels, Restaurants & Leisure	10.46%	S + 6.00%	05/26/27	20,337	20,195	19,981	(6) (7)
KBP BRANDS, LLC	Hotels, Restaurants & Leisure	10.46%	S + 6.00%	05/26/27	10,494	10,420	10,310	(6) (7)
KBP BRANDS, LLC	Hotels, Restaurants & Leisure	10.46%	S + 6.00%	05/26/27	1,276	1,267	1,253	(6) (7)
PF Atlantic Holdco 2, LLC	Hotels, Restaurants & Leisure	9.90%	S + 5.50%	11/12/27	11,201	11,117	11,089	(6) (7)
PF Atlantic Holdco 2, LLC	Hotels, Restaurants & Leisure	9.67%	S + 5.50%	11/12/27	8,885	8,818	8,796	(6) (7)
PF Atlantic Holdco 2, LLC	Hotels, Restaurants & Leisure		S + 5.50%	11/12/27	1,539	(11)	(15)	(6) (7) (8)
Sleep OpCo LLC (dba Helix Sleep)	Household Durables	10.97%	S + 6.50%	10/12/26	9,835	9,778	9,762	(6) (7)
Sleep OpCo LLC (dba Helix Sleep)	Household Durables		S + 6.50%	10/12/26	1,372	(8)	(10)	(6) (7) (8)
Sleep OpCo LLC (dba Helix Sleep)	Household Durables	10.95%	S + 6.50%	10/12/26	542	538	538	(6) (7)
Sleep OpCo LLC (dba Helix Sleep)	Household Durables	11.21%	S + 7.00%	10/12/26	393	391	392	(6) (7)
Khoros, LLC (fka Lithium Technologies, Inc.)	Interactive Media & Services	10.00%	10.00%	05/23/30	12,518	12,075	12,048	(5) (7)
SugarCRM Inc.	Software	9.51%	S + 5.25%	07/30/27	26,637	26,445	26,370	(6) (7)
SugarCRM Inc.	Software		S + 5.25%	07/30/27	2,128	(15)	(21)	(6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Good Feet Worldwide LLC	Specialty Retail	9.46%	S + 5.00%	12/10/27	$17,129	$16,934	$16,957	(6) (7)
Good Feet Worldwide LLC	Specialty Retail	9.46%	S + 5.00%	12/10/27	2,141	2,117	2,120	(6) (7)
Good Feet Worldwide LLC	Specialty Retail		S + 5.00%	12/10/27	1,112	(12)	(11)	(6) (7) (8)
Total 1st Lien/Senior Secured Debt						216,062	214,987
1st Lien/Last-Out Unitranche (9) - 27.4%
Streamland Media Midco LLC	Entertainment		S + 5.50% (Incl. 9.06% PIK)	04/02/29	$10,614	$9,463	$7,775	(5) (7) (10)
Ej2 Communications, Inc. (dba Flashpoint)	IT Services	12.02%	S + 7.72% (Incl. 3.53% PIK)	06/30/27	28,166	27,972	27,884	(6) (7)
Ej2 Communications, Inc. (dba Flashpoint)	IT Services	12.02%	S + 7.72% (Incl. 3.53% PIK)	06/30/27	3,848	3,821	3,809	(6) (7)
K2 Towers II, LLC	Wireless Telecommunication Services	10.81%	S + 6.50%	05/02/29	20,469	18,729	18,801	(6) (7) (8)
Octagon Towers LLC	Wireless Telecommunication Services	10.13%	S + 6.08%	09/04/28	16,913	16,605	16,634	(6) (7) (8)
Peppertree Towers LLC	Wireless Telecommunication Services	10.50%	S + 6.50%	05/15/29	11,745	10,485	10,516	(6) (7) (8)
Total 1st Lien/Last-Out Unitranche						87,075	85,419
2nd Lien/Senior Secured Debt - 7.9%
Wine.com, LLC	Beverages	16.52%	S + 12.00% PIK	04/03/27	$8,025	$8,202	$8,266	(5) (7)
Wine.com, LLC	Beverages	16.49%	S + 12.00% PIK	04/03/27	2,283	1,803	4,040	(5) (7) (8) (11)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			11/11/27	16,405	—	—	(5) (7) (12)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	11/11/27	12,850	11,531	12,207	(5) (7) (10)
Total 2nd Lien/Senior Secured Debt						21,536	24,513
Unsecured Debt -0.0%
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	$24,686	$—	$—	(5) (7) (10) (11)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	14,239	4,042	—	(5) (7) (10) (11)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	8,659	9,489	—	(5) (7) (10)
Total Unsecured Debt						13,531	—
Total United States						$338,204	$324,919
Total Debt Investments						$338,204	$324,919

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Initial Acquisition Date(13)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 2.9%
United States - 2.9%
Common Stock - 1.1%
Elah Holdings, Inc.	Capital Markets	05/09/18	69,386	$3,354	$3,354	(5) (7) (12) (14)
Streamland Media Holdings LLC	Entertainment	03/31/25	100,941	4,055	—	(5) (7) (12)
Total Common Stock				7,409	3,354
Preferred Stock - 1.8%
Wine.com, LLC	Beverages	11/14/18	337,425	$2,900	$—	(5) (7) (12)
Wine.com, LLC	Beverages	03/03/21	78,199	1,933	—	(5) (7) (12)
Khoros, LLC (fka Lithium Technologies, Inc.)	Interactive Media & Services		133,523	5,739	5,737	(5) (7) (12)
Total Preferred Stock				10,572	5,737
Warrants - 0.0%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	05/29/20	2,974	$1,096	$—	(5) (7) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	05/29/20	311	114	—	(5) (7) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	06/22/20	62	23	—	(5) (7) (12)
Total Warrants				1,233	—
Total United States				$19,214	$9,091
Total Equity Securities				$19,214	$9,091
Total Investments - 107.2%				$357,418	$334,010
Investments in Affiliated Money Market Fund - 41.0%
United States - 41.0%
Goldman Sachs Financial Square Government Fund - Institutional Shares			127,594,846	$127,595	$127,595	(6) (15) (16)
Total United States				$127,595	$127,595
Total Investments in Affiliated Money Market Fund				$127,595	$127,595
Total Investments and Investments in Affiliated Money Market Fund - 148.2%				$485,013	$461,605

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments".
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the SOFR including SOFR adjustment, if any, ("S") at the borrower’s option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of September 30, 2025, 1 month S was 4.13%, 3 month S was 3.98% and 6 month S was 3.85%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2025.
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
(6)
All, or a portion of, the assets are pledged as collateral for the term loan facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Term Loan Facility”). See Note 6 “Debt”.
(7)
The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(8)
Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on a loan. The negative fair value, if applicable, is the result of the capitalized discount on a loan. See Note 8 "Commitments and Contingencies".
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
(10)
The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(11)
The Company sold a participating interest of the portfolio company’s second lien senior secured loan and unsecured debt. As the transaction did not qualify for sale accounting in accordance with GAAP (as defined below), the Company recorded a corresponding $1,998 secured borrowing at fair value, which is included in “secured borrowings” in the accompanying Consolidated Statements of Financial Condition. As of September 30, 2025, the interest rate in effect for the secured borrowing was 16.49% and S + 15% PIK for the second lien senior secured loan and unsecured debt, respectively. See Note 2 "Significant Accounting Policies".
(12)
Non-income producing security.
(13)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of September 30, 2025, the aggregate fair value of these securities is $3,354 or 1.1% of the Company's net assets. The initial acquisition dates have been included for such securities.
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
(16)
The annualized seven-day yield as of September 30, 2025 is 4.03%.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on March 4, 2025. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Prepayment premiums	$—	$—	$253	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$478	$289	$1,438	$917

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2025, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 9.7% and 6.0% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2024, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 13.4% and 4.9% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (the "Custodian"). As of September 30, 2025 and December 31, 2024, the Company held an aggregate cash balance of $4,480 and $79,248.

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

For the three and nine months ended September 30, 2024, Former Management Fees amounted to $1,184 and $4,160.

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

For the three and nine months ended September 30, 2024, the Company accrued Former Incentive Fees of $(641) and $(3,307).

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

For the three and nine months ended September 30, 2024, there were no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and nine months ended September 30, 2025, Management Fees amounted to $767 and $2,447. As of September 30, 2025, $767 remained payable.

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

For the three and nine months ended September 30, 2025, the Company accrued unvested Incentive Fees of $565 and $2,407. As of September 30, 2025, $6,425 was payable in accordance with the terms of the Investment Advisory Agreement.

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

For the three and nine months ended September 30, 2025, there were no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $210 and $546. As of September 30, 2025, $243 remained payable. For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $132 and $409.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (the “Transfer Agent”), registrar and disbursing agent. Transfer Agent fees are included in the Consolidated Statements of Operations as Other general and administrative expenses.

For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $1 and $48. As of September 30, 2025, $20 remained payable. For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $30 and $75.

Affiliates

The table below presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Nine Months Ended September 30, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$288	$384,054	$(256,747)	$—	$—	$127,595	$1,591
Elah Holdings, Inc.	3,354	—	—	—	—	3,354	—
Total Non-Controlled Affiliates	$3,642	$384,054	$(256,747)	$—	$—	$130,949	$1,591
For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$53,866	$523,241	$(576,819)	$—	$—	$288	$2,437
Collaborative Imaging, LLC (dba Texas Radiology Associates)	2,526	—	(2,505)	605	(626)	—	52
Elah Holdings, Inc.	3,354	—	—	—	—	3,354	—
Total Non-Controlled Affiliates	$59,746	$523,241	$(579,324)	$605	$(626)	$3,642	$2,489

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of September 30, 2025 and December 31, 2024, there were $230 and $1,359, respectively, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$216,062	$214,987	$474,874	$419,988
1st Lien/Last-Out Unitranche	87,075	85,419	144,131	142,219
2nd Lien/Senior Secured Debt	21,536	24,513	20,473	16,934
Unsecured Debt	13,531	—	13,531	—
Preferred Stock	10,572	5,737	4,833	—
Common Stock	7,409	3,354	4,586	3,354
Warrants	1,233	—	1,233	—
Total	$357,418	$334,010	$663,661	$582,495

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	September 30, 2025		December 31, 2024
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Hotels, Restaurants & Leisure	18.1%	19.4%	10.5%	17.5%
Wireless Telecommunication Services	13.8	14.8	7.8	13.0
IT Services	9.5	10.2	5.3	8.9
Software	7.9	8.5	6.8	11.3
Consumer Staples Distribution & Retail	7.9	8.4	4.5	7.4
Ground Transportation	6.8	7.3	3.7	6.1
Entertainment	6.2	6.6	3.8	6.2
Specialty Retail	5.7	6.1	3.3	5.5
Interactive Media & Services	5.3	5.7	7.8	13.0
Commercial Services & Supplies	4.4	4.7	2.5	4.2
Beverages	3.7	4.0	1.9	3.2
Building Products	3.6	3.9	1.0	1.7
Household Durables	3.2	3.4	1.9	3.1
Consumer Finance	2.9	3.1	1.7	2.8
Capital Markets	1.0	1.1	0.6	1.0
Financial Services	—	—	14.4	24.0
Air Freight & Logistics	—	—	4.4	7.3
Professional Services	—	—	3.6	6.1
Chemicals	—	—	5.9	9.8
Diversified Consumer Services	—	—	5.8	9.7
Household Products	—	—	2.8	4.7
Total	100.0%	107.2%	100.0%	166.5%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2025	December 31, 2024
United States	100.0%	100.0%
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of September 30, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$214,987	Discounted cash flows	Discount Rate	8.6% - 17.0%	10.1%
1st Lien/Last-Out Unitranche	$77,644	Discounted cash flows	Discount Rate	9.6% - 11.5%	10.5%
	$7,775	Comparable multiples	EV/EBITDA(6)	—	8.9x
2nd Lien/Senior Secured Debt	$12,306	Discounted cash flows	Discount Rate	16.9% - 23.5%	21.3%
	$12,207	Comparable multiples	EV/EBITDA(6)	—	8.7x
Equity
Preferred Stock	$5,737	Discounted cash flows	Discount Rate	—	19.7%
Common Stock	$3,354	Discounted cash flows	Discount Rate	—	28.5%

As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$196,725	Discounted cash flows	Discount Rate	8.3% - 30.1%	11.0%
	$15,152	Collateral analysis	Recovery Rate	17.5% - 100.0%	98.6%
	$38,096	Comparable multiples	EV/Revenue	1.0x - 2.5x	1.8x
1st Lien/Last-Out Unitranche	$65,492	Discounted cash flows	Discount Rate	—	13.6%
2nd Lien/Senior Secured Debt	$11,119	Discounted cash flows	Discount Rate	13.2% - 20.1%	17.8%
	$5,815	Comparable multiples	EV/EBITDA(6)	—	8.5x
Equity
Common Stock	$3,354	Discounted cash flows	Discount Rate	—	29.0%

(1)
As of September 30, 2025, the income approach was used in the determination of fair value for $304,937 or 93.9% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$214,987	$214,987	$—	$—	$419,988	$419,988
1st Lien/Last-Out Unitranche	—	—	85,419	85,419	—	—	142,219	142,219
2nd Lien/Senior Secured Debt	—	—	24,513	24,513	—	—	16,934	16,934
Unsecured Debt	—	—	—	—	—	—	—	—
Preferred Stock	—	—	5,737	5,737	—	—	—	—
Common Stock	—	—	3,354	3,354	—	—	3,354	3,354
Warrants	—	—	—	—	—	—	—	—
Affiliated Money Market Fund	127,595	—	—	127,595	288	—	—	288
Total assets	$127,595	$—	$334,010	$461,605	$288	$—	$582,495	$582,783

The table below presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2025
1st Lien/Senior Secured Debt	$419,988	$34,660	$(59,274)	$53,809	$(236,472)	$2,276	$—	$—	$214,987	$(994)
1st Lien/Last-Out Unitranche	142,219	10,358	—	256	(68,088)	674	—	—	85,419	(1,642)
2nd Lien/Senior Secured Debt	16,934	1,139	—	6,517	—	(77)	—	—	24,513	6,516
Unsecured Debt	—	—	—	—	—	—	—	—	—	—
Preferred Stock	—	5,738	—	(1)	—	—	—	—	5,737	(2)
Common Stock	3,354	4,055	(1,232)	(2,823)	—	—	—	—	3,354	(4,055)
Warrants	—	—	—	—	—	—	—	—	—	—
Total assets	$582,495	$55,950	$(60,506)	$57,758	$(304,560)	$2,873	$—	$—	$334,010	$(177)
For the Nine Months Ended September 30, 2024
1st Lien/Senior Secured Debt	$303,646	$11,341	$(1,968)	$(42,253)	$(119,096)	$1,197	$—	$—	$152,867	$(43,783)
1st Lien/Last-Out Unitranche	64,838	—	—	418	(107)	225	—	—	65,374	418
2nd Lien/Senior Secured Debt	52,753	2,239	—	3,054	(44,872)	525	—	—	13,699	3,334
Unsecured Debt	19,344	1,262	—	(11,529)	(8,872)	(205)	—	—	—	(13,877)
Preferred Stock	3,086	—	2,158	(1,590)	(3,654)	—	—	—	—	—
Common Stock	5,880	—	605	(626)	(2,505)	—	—	—	3,354	—
Warrants	80	—	(98)	24	(6)	—	—	—	—	—
Total assets	$449,627	$14,842	$697	$(52,502)	$(179,112)	$1,742	$—	$—	$235,294	$(53,908)

(1)
Purchases may include PIK, capitalized fees, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2025 and December 31, 2024, approximates its carrying value because the JPM Term Loan Facility has variable interest based on selected short-term rates and the JPM Revolving Credit Facility had variable interest based on selected short-term rates. All amounts outstanding under the JPM Revolving Credit Facility were fully repaid on May 8, 2024 and the JPM Revolving Credit Facility was terminated effective May 31, 2024.

6. DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). The JPM Revolving Credit Facility was fully repaid on May 8, 2024 and was terminated effective May 31, 2024. As of September 30, 2025, $148,432 in principal amount was outstanding under the JPM Term Loan Facility. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 310% and 219%.

The Company’s outstanding debt was as follows:

	September 30, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Term Loan Facility	$170,300	$21,868	$148,432	$293,132	$—	$293,132

The weighted average interest rates of the aggregate borrowings outstanding for the nine months ended September 30, 2025 was 6.82% and for the year ended December 31, 2024 was 7.53%. The average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2025 was $233,371 and for the year ended December 31, 2024 was $25,502.

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

The table below presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$—	$—	$—	$1,074
Facility fees	—	—	—	15
Amortization of financing costs	—	—	—	619
Total	$—	$—	$—	$1,708
Weighted average interest rate	—%	—%	—%	7.96%
Average outstanding balance	$—	$—	$—	$18,017

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

The JPM Term Loan Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Term Loan Facility contains customary events of default for similar financing transactions, including if a change of control of SPV II occurs or if we were no longer the portfolio manager of SPV II. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Term Loan Facility immediately due and payable. As of September 30, 2025, the Company and SPV II were in compliance with these covenants.

Costs of $1,006 were incurred in connection with obtaining and amending the JPM Term Loan Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition, and amortized over the life of the JPM Term Loan Facility using the straight-line method. As of September 30, 2025, outstanding deferred financing costs were $738.

The table below presents the summary information of the JPM Term Loan Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$2,667	$—	$11,904	$—
Facility fees	43	—	95	—
Amortization of financing costs	90	—	255	—
Total	$2,800	$—	$12,254	$—
Weighted average interest rate	6.78%	—	6.82%	—
Average outstanding balance	$155,964	$—	$233,371	$—

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

For the three and nine months ended September 30, 2025, the Company’s average USD notional exposure to foreign currency forward contracts was $0 and $0. For the three and nine months ended September 30, 2024, the Company’s average USD notional exposure to foreign currency forward contracts was $2,184 and $1,901.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	—	(66)	—	4
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$—	$(66)	$—	$4

8. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2025				December 31, 2024
	Capital Commitments	Unfunded Capital Commitments		% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Units	$162,882	$43,473	(1)	73%	$162,882	$19,093	88%

(1) See Note 9 Members Capital - Special Distribution for further information.

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of September 30, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	September 30, 2025	December 31, 2024
1st Lien/Senior Secured Debt
CDM Fitness Holdings, LLC	$1,083	$1,424
Good Feet Worldwide LLC	1,112	1,112
HAI Hospitality, Inc.	5,998	5,998
Keystone Purchaser LLC (dba Bridgeway)	736	2,342
Marquis Software Solutions Inc	494	494
PF Atlantic Holdco 2, LLC	1,539	1,539
Sleep OpCo LLC (dba Helix Sleep)	1,372	1,373
Streamland Media Midco LLC	404	—
SugarCRM Inc.	2,128	2,128
VRC Companies, LLC (dba Vital Records Control)	443	443
Celero Commerce LLC	—	947
Convenient Payments Acquisition, Inc. (dba IntelliPay)	—	881
CorePower Yoga LLC	—	432
Curio Brands, LLC	—	1,426
Igloo Inc.	—	215
ITS Buyer Inc (dba ITS Logistics)	—	4,613
Splash Car Wash Inc	—	1,402
StreetMasters Intermediate, Inc.	—	1,069
Total 1st Lien/Senior Secured Debt	$15,309	$27,838
1st Lien/Last-Out Unitranche
K2 Towers II, LLC	$1,566	$1,566
Octagon Towers LLC	194	194
Peppertree Towers LLC	1,170	1,218
Total 1st Lien/Last-Out Unitranche	$2,930	$2,978
2nd Lien/Senior Secured Debt
Wine.com, LLC	$480	$480
Total 2nd Lien/Senior Secured Debt	$480	$480
Total	$18,719	$31,296

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

9. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the nine months ended September 30, 2025 and 2024.

Distributions

The table below reflects the distributions declared on the Company’s Units for the nine months ended September 30, 2025 and 2024.

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Nine Months Ended September 30, 2025
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

10. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net increase (decrease) in Members’ Capital from operations	$5,086	$(3,633)	$22,781	$(18,740)
Weighted average Units outstanding	14,884,897	10,687,877	14,884,897	10,687,877
Basic and diluted earnings (loss) per Unit	$0.34	$(0.34)	$1.53	$(1.75)

Diluted earnings (loss) per Unit equal basic earnings (loss) per Unit because there were no Unit equivalents outstanding during the period presented.

11. FINANCIAL HIGHLIGHTS

The table below presents the schedule of financial highlights of the Company:

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Per Unit Data:(1)
NAV, beginning of period	$23.49	$37.92
Net investment income	1.72	3.10
Net realized and unrealized gains (losses)(2)	(0.19)	(4.83)
(Provision) benefit for taxes on realized and unrealized gains (losses) on investments	—	(0.02)
Net increase (decrease) in Members' Capital from operations(2)	1.53	(1.75)
Distributions recorded:
From return of capital	(3.08)	(9.05)
From net investment income	(1.02)	(2.06)
Total distributions recorded	(4.10)	(11.11)
Total increase (decrease) in Members' Capital	(2.57)	(12.86)
NAV, end of period	$20.92	$25.06
Units outstanding, end of period	14,884,897	10,687,877
Weighted average units outstanding	14,884,897	10,687,877
Total return based on NAV(3)	6.51%	(4.61)%
Supplemental Data/Ratio(4):
Members’ Capital, end of period	$311,377	$267,825
Ratio of expenses (without incentive fees and interest and other debt expenses) to average Members’ Capital	1.59%	2.52%
Ratio of interest and other debt expenses to average Members’ Capital	4.92%	0.62%
Ratio of incentive fees to average Members’ Capital	0.72%	(0.89)%
Ratio of total expenses to average Members’ Capital	7.23%	2.25%
Ratio of net investment income to average Members’ Capital	10.52%	11.59%
Portfolio turnover	11%	2%

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

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per Unit, including net investment income (if positive) for the period beginning October 1, 2025 through December 31, 2025, which will be payable on or about January 28, 2026 to Unitholders of record as of December 31, 2025.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through September 30, 2025, we originated approximately $2.35 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Leverage

We may borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). Our revolving credit facility with JPMorgan Chase Bank, National Association (the "JPM Revolving Credit Facility") was fully repaid on May 8, 2024 and was terminated effective May 31, 2024. As of September 30, 2025 there was $148.43 million in outstanding principal under the JPM Term Loan Facility (as defined below). As of September 30, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 310% and 219%. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as us, an offer to repurchase shares held by the BDC’s shareholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if stockholders approve a proposal to do so. If a BDC receives stockholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the "Board of Directors" or the "Board") of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$216.06	$214.99	$474.88	$419.99
First Lien/Last-Out Unitranche	87.08	85.42	144.13	142.22
Second Lien/Senior Secured Debt	21.54	24.51	20.47	16.94
Unsecured Debt	13.53	—	13.53	—
Preferred Stock	10.57	5.74	4.83	—
Common Stock	7.41	3.35	4.59	3.35
Warrants	1.23	—	1.23	—
Total investments	$357.42	$334.01	$663.66	$582.50

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.6%	10.8%	10.0%	21.5%
First Lien/Last-Out Unitranche(2)(3)	10.1	10.4	12.0	13.0
Second Lien/Senior Secured Debt(2)	14.5	9.8	11.0	11.0
Unsecured Debt(2)	—	—	—	—
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	9.7%	10.4%	10.1%	19.0%

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

The decrease in total portfolio yield at fair value was primarily driven by the restructuring of Streamland Media Midco LLC. Within First Lien/Senior Secured Debt, the decrease in weighted average yield at fair value was primarily driven by the restructuring of Streamland Media Midco LLC. Within First Lien/Last-Out Unitranche, the decrease in weighted average yield at amortized cost and fair value was primarily driven by the Streamland Media Midco LLC Last-Out Term Loan being placed on non-accrual status and the exit of Doxim, Inc. Within Second Lien/Senior Secured Debt, the increase in weighted average yield at amortized cost and the decrease in weighted average yield at fair value was primarily driven by Wine.com exit fee accruals.

The table below presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	September 30, 2025	December 31, 2024
Number of portfolio companies	19	32
Percentage of performing debt bearing a floating rate(1)	96.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	4.0%	—%
Weighted average leverage (net debt/EBITDA)(3)	5.0x	5.9x
Weighted average interest coverage(3)	2.1x	1.9x
Median EBITDA(3)	$35.84 million	$38.00 million

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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of September 30, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 23.9% and 20.1% of total debt investments at fair value.

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

	As of
	September 30, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	283.94	85.0	502.37	86.2
Grade 3	12.30	3.7	51.70	8.9
Grade 4	37.77	11.3	28.43	4.9
Total Investments	$334.01	100.0%	$582.50	100.0%

The decrease in investments with a Grade 2 investment performance rating was primarily driven by the exit of investments with an aggregate fair value of $228.38 million. The decrease in investments with a Grade 3 investment performance rating was primarily driven by the exit of investments with an aggregate fair value of $22.90 million. The increase in investments with a Grade 4 investment performance rating was primarily driven by the appreciation of an investment with an aggregate fair value of $5.82 million.

The table below shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$322.89	90.3%	$574.60	86.6%
Non-accrual	34.53	9.7	89.06	13.4
Total Investments	$357.42	100.0%	$663.66	100.0%

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

The table below shows our investment activity by investment type(1):

	For the Three Months Ended
	September 30, 2025	September 30, 2024
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$1.21	$1.51
Total	$1.21	$1.51
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$42.16	$41.27
First Lien/Last-Out Unitranche	67.74	0.04
Second Lien/Senior Secured Debt	—	20.00
Unsecured Debt	—	8.87
Preferred Stock	—	3.65
Warrants	—	0.01
Total	$109.90	$73.84
Net increase (decrease) in portfolio	$(108.69)	$(72.33)
Number of existing portfolio companies with new investment commitments	1	1
Total new investment commitment amount in existing portfolio companies	$1.21	$1.51
Weighted average remaining term for new investment commitments (in years)(2)	3.5	0.3
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates	0.0%	0.0%
Weighted average yield on new debt and income producing investment commitments(3)	9.8%	11.7%
Weighted average yield on new investment commitments(4)	9.8%	11.7%
Weighted average yield on debt and income producing investments sold or repaid(5)	11.6%	13.4%
Weighted average yield on investments sold or repaid(6)	11.6%	12.7%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Total investment income	$11.92	$10.00	$44.22	$38.51
Net expenses	4.66	2.24	18.61	5.43
Net investment income	7.26	7.76	25.61	33.08
Net realized gain (loss) on investments	—	2.06	(60.50)	0.69
Net unrealized appreciation (depreciation) on investments	(2.17)	(13.17)	57.67	(53.37)
Net realized and unrealized gain (losses) on forward contracts, translations and transactions	—	(0.07)	—	1.09
Income tax (provision) benefit, realized and unrealized gain/loss	—	(0.21)	—	(0.23)
Net increase (decrease) in Members’ Capital from operations	$5.09	$(3.63)	$22.78	$(18.74)

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Interest income	$10.49	$7.41	$38.19	$30.03
Payment-in-kind income	0.98	1.66	4.13	6.39
Dividend income	0.39	0.86	1.59	1.84
Other income	0.06	0.07	0.31	0.25
Total investment income	$11.92	$10.00	$44.22	$38.51

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $7.41 million and $30.03 million for the three and nine months ended September 30, 2024 to $10.49 million and $38.19 million for the three and nine months ended September 30, 2025, primarily due to an increase in the size of our portfolio as a result of the In-Kind Contribution.
•
Payment-in-kind income decreased from $1.66 million and $6.39 million for the three and nine months ended September 30, 2024 to $0.98 million and $4.13 million for the three and nine months ended September 30, 2025. The decrease was primarily due to the exits of investments accruing payment-in-kind income.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Interest and other debt expenses	$2.80	$—	$12.25	$1.71
Management fees	0.77	1.18	2.45	4.16
Incentive fees	0.56	(0.64)	2.40	(3.31)
Professional fees	0.16	1.35	0.92	1.88
Administration and custodian fees	0.21	0.13	0.55	0.41
Directors’ fees	0.05	0.05	0.15	0.15
Other general and administrative expenses	0.11	0.17	0.30	0.43
Transaction Costs	—	—	(0.41)	—
Total expenses	$4.66	$2.24	$18.61	$5.43

In the table above:

•
Interest and other debt expenses increased from $0.00 million and $1.71 million for the three and nine months ended September 30, 2024 to $2.80 million and $12.25 million for the three and nine months ended September 30, 2025. The increase was primarily driven by the increase in weighted average daily borrowings from $0.00 million and $18.02 million for the three and nine months ended September 30, 2024 to $155.62 million and $232.93 million for the three and nine months ended September 30, 2025.
•
Management Fees decreased from $1.18 million and $4.16 million for the three and nine months ended September 30, 2024 to $0.77 million and $2.45 million for the three and nine months ended September 30, 2025. The decrease was primarily driven by the decrease in the Management fee rate from 1.50% to 1.00% post-Merger.
•
Incentive Fees increased from $(0.64) million and $(3.31) million for the three and nine months ended September 30, 2024 to $0.56 million and $2.40 million for the three and nine months ended September 30, 2025. The increase was primarily driven by the increase in the pre incentive fee total return from $(4.27) million and $(22.05) million for the three and nine months ended September 30, 2024, to $5.65 million and $25.18 million for the three and nine months ended September 30, 2025.
•
Transaction costs for the nine months ended September 30, 2025 decreased by $0.41 million due to the reversal of certain accrued transaction-related expenses.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in millions)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	$—	$—	$—	$0.53
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	—	—	—	0.07
Diligent Corporation	—	—	—	(1.97)
Recipe Acquisition Corp. (dba Roland Foods)	—	2.06	—	2.06
Other, net(1)	—	—	(1.23)	—
Streamland Media Midco LLC (2)	—	—	(13.06)	—
Khoros, LLC (fka Lithium Technologies, Inc.)	—	—	(46.21)	—
Net realized gain (loss)	$—	$2.06	$(60.50)	$0.69

(1) Amount rounds to less than $0.01.

(2) Formerly known as Picture Head Midco LLC.

For the nine months ended September 30, 2025, net realized losses were primarily driven by the restructuring of our first lien debt investment in Khoros, LLC (fka Lithium Technologies, Inc.) and Streamland Media Midco LLC, which resulted in realized loss of $46.21 million and $13.06 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Unrealized appreciation	$3.36	$1.10	$62.54	$7.52
Unrealized depreciation	(5.54)	(14.27)	(4.87)	(60.89)
Net change in unrealized appreciation (depreciation) on investments	$(2.18)	$(13.17)	$57.67	$(53.37)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
	($ in millions)
Portfolio Company:
Chase Industries, Inc. (dba Senneca Holdings)	$1.99	$6.39
Doxim, Inc.	0.81	1.90
Wine.com, LLC	0.25	0.04
ITS Buyer Inc (dba ITS Logistics)	0.11	0.01
Good Feet Worldwide LLC	0.08	0.03
KBP BRANDS, LLC	0.05	(0.33)
CorePower Yoga LLC	—	0.62
Country Fresh Holding Company Inc.	—	1.23
SPay, Inc. (dba Stack Sports)	—	2.12
Khoros, LLC (fka Lithium Technologies, Inc.)	(0.02)	41.36
SugarCRM Inc.	(0.03)	(0.08)
Ej2 Communications, Inc. (dba Flashpoint)	(0.03)	(0.09)
Other, net(1)	(0.04)	0.39
CDM Fitness Holdings, LLC	(0.05)	—
Marquis Software Solutions Inc	(0.05)	(0.15)
Streamland Media Midco LLC(2)	(1.94)	8.29
Streamland Media Holdings LLC	(3.31)	(4.06)
Total	$(2.18)	$57.67

(1)
For the three and nine months ended September 30, 2025, Other, net includes gross unrealized appreciation of $0.07 million and $0.55 million, respectively, and gross unrealized depreciation of $(0.11) million and $(0.16) million, respectively.
(2)
Formerly known as Picture Head Midco LLC.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended September 30, 2025 was primarily driven by the financial underperformance of Streamland Media Holdings LLC.

Net change in unrealized appreciation (depreciation) in our investments for the nine months ended September 30, 2025 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned restructuring of our first lien debt investments in Khoros, LLC (fka Lithium Technologies, Inc.) and Streamland Media Midco LLC.

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

Net change in unrealized appreciation (depreciation) in our investments for the three and nine months ended September 30, 2024 was primarily driven by the financial underperformance of Lithium Technologies, Inc. and Wine.com, Inc., and was partially offset by reversal of unrealized depreciation in connection with aforementioned exit of our first lien investment in Diligent Corporation.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our Unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities or issue other senior securities. We would expect that any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” The JPM Revolving Credit Facility was fully repaid on May 8, 2024 and was terminated effective May 31, 2024. As of September 30, 2025, there was $148.43 million in outstanding principal under the JPM Term Loan Facility. As of September 30, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 310% and 219%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

We had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2025			December 31, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Units	$162.88	$43.47	73%	$162.88	$19.09	88%

We did not issue a capital drawdown for the nine months ended September 30, 2025 and 2024.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The table below shows our contractual obligations as of September 30, 2025:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Term Loan Facility	$148.43	$—	$148.43	$—	$—

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

The JPM Term Loan Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Term Loan Facility contains customary events of default for similar financing transactions, including if a change of control of SPV II occurs or if we were no longer the portfolio manager of SPV II. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Term Loan Facility immediately due and payable. As of September 30, 2025, the Company and SPV II were in compliance with these covenants.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2025	December 31, 2024
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$15.31	$27.84
First Lien/Last-Out Unitranche	2.93	2.98
Second Lien/Senior Secured Debt	0.48	0.48
Total	$18.72	$31.30

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

RECENT DEVELOPMENTS

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period beginning October 1, 2025 through December 31, 2025, which will be payable on or about January 28, 2026 to Unitholders of record as of December 31, 2025.

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

As of September 30, 2025 and December 31, 2024, on a fair value basis, approximately 4% and 0%, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 96% and 100%, of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bore interest at a floating rate. Our borrowings under the JPM Term Loan Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2025 Consolidated Statements of Financial Condition, the table below shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$6.55	$(3.38)	$3.17
Up 200 basis points	4.37	(2.25)	2.12
Up 100 basis points	2.18	(1.13)	1.05
Up 75 basis points	1.64	(0.84)	0.80
Up 50 basis points	1.09	(0.56)	0.53
Up 25 basis points	0.55	(0.28)	0.27
Down 25 basis points	(0.55)	0.28	(0.27)
Down 50 basis points	(1.09)	0.56	(0.53)
Down 75 basis points	(1.64)	0.84	(0.80)
Down 100 basis points	(2.18)	1.13	(1.05)
Down 200 basis points	(4.37)	2.25	(2.12)
Down 300 basis points	(6.50)	3.38	(3.12)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SILVER CAPITAL HOLDINGS LLC

Date: November 12, 2025	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: November 12, 2025	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: November 12, 2025	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)