Form 10-K
period 2025-12-31
Silver Capital Holdings LLC
filed 2026-03-03
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, there was no established public market for the registrant’s limited liability company units. As of March 3, 2026, there were 14,884,897 limited liability company common units outstanding.

SILVER CAPITAL HOLDINGS LLC

Index to Annual Report on Form 10-K for

Year Ended December 31, 2025

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
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, Latin America and Asia, the war between Russia and Ukraine and conflict in the Middle East;
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
•
the impact to us and our portfolio companies of rapid technological advances, including artificial intelligence; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, references to “Company,” “we,” “us” and “our” mean Silver Capital Holdings LLC, together with its consolidated subsidiaries, or for the periods prior to December 17, 2024, Goldman Sachs Private Middle Market Credit LLC, together with its consolidated subsidiaries. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in many markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs BDC, Inc. ("GS BDC"), Goldman Sachs Private Middle Market Credit II LLC ("GS PMMC II"), Phillip Street Middle Market Lending Fund LLC ("PSLF"), Goldman Sachs Private Credit Corp. ("GS Credit") and West Bay BDC LLC (“West Bay”)), relationships and products, collectively, the “Accounts”).

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

ITEM 1. BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through December 31, 2025, we originated approximately $2.35 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Investment Strategy

Our origination strategy focuses on leading the negotiation and structuring of the loans or securities in which we invest and holding the investments in our portfolio to maturity. In many cases we are the sole investor in the loan or security in our portfolio. Where there are multiple investors, we generally seek to control or obtain significant influence over the rights of investors in the loan or security. We generally seek to make investments that have maturities of three to ten years and investment size ranges from $10 million to $75 million or above.

Investment Portfolio

Our portfolio (excluding our investment in a money market fund managed by an affiliate of GS Group Inc.) consisted of the following:

	December 31, 2025
	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$206.56	$204.99
First Lien/Last-Out Unitranche	88.14	86.35
Second Lien/Senior Secured Debt	21.92	28.84
Unsecured Debt	13.53	—
Preferred Stock	10.57	5.73
Common Stock	7.41	3.35
Warrants	1.24	—
Total investments	$349.37	$329.26

As of December 31, 2025, our portfolio consisted of 50 investments in 18 portfolio companies across 14 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2025, were Hotels, Restaurants & Leisure, Wireless Telecommunication Services, IT Services and Software, which represented 18.3%, 14.2%, 9.7% and 8.0%, respectively, of our portfolio at fair value. The geographic composition of our portfolio at fair value as of December 31, 2025 was 100% invested in portfolio companies organized in the United States.

The weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund managed by an affiliate of GS Group Inc.), at amortized cost and fair value, was as follows:

	December 31, 2025
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.0%	10.6%
First Lien/Last-Out Unitranche(2)(3)	7.8	8.5
Second Lien/Senior Secured Debt(2)	17.8	9.8
Unsecured Debt(2)	—	—
Preferred Stock(4)	—	—
Common Stock(4)	—	—
Warrants(4)	—	—
Total Portfolio	9.0%	9.7%

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

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of GS Group Inc.):

December 31, 2025
Number of portfolio companies	18
Percentage of performing debt bearing a floating rate (1)	95.9%
Percentage of performing debt bearing a fixed rate (1) (2)	4.1%
Weighted average leverage (net debt/EBITDA)(3)	5.0x
Weighted average interest coverage(3)	2.3x
Median EBITDA(3)	$39.15 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of December 31, 2025, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 24.6% of total debt investments at fair value.

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

	December 31, 2025
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

The Goldman Sachs Asset Management Private Credit Team

The Goldman Sachs Asset Management Private Credit Team is dedicated to the direct origination investment strategy of the Company and other Accounts that share a similar investment strategy with us. The Goldman Sachs Asset Management Private Credit Team is comprised of approximately 250 investment professionals across 15 cities and five continents as of December 31, 2025. Within the Goldman Sachs Asset Management Private Credit Team, approximately 80 private credit investment professionals across five offices in the Americas led by David Miller, our Co-Chief Executive Officer, oversee and lead our day-to-day portfolio management. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, and negotiating, structuring, monitoring, and servicing our investments. In addition, the Investment Adviser and Goldman Sachs have risk management, legal, accounting, tax, information technology and compliance personnel, among other personnel, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The Goldman Sachs Asset Management Private Credit Team utilizes a bottom-up, fundamental research approach to lending. The managing directors of this team had an average industry experience of over 22 years coupled with an average tenure at Goldman Sachs of over 13 years as of December 31, 2025.

Private Credit Investment Committee

All investment decisions are made by the investment committee of the Goldman Sachs Asset Management Private Credit Team (the "Private Credit Investment Committee"). As of the date of this report, the Private Credit Investment Committee consists of the following members: James Reynolds, Vivek Bantwal, Patrick Armstrong, Amitayush Bahri, Steven Budig, Kevin Sterling, Beat Cabiallavetta, Stephanie Rader, David Miller, Greg Watts and Moritz Jobke, along with members from Goldman Sachs’ Compliance, Legal, Tax and Controllers groups. The Private Credit Investment Committee is responsible for approving all of our investments. The Private Credit Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Private Credit Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The size, membership, authority and voting rights of members of the Private Credit Investment Committee are subject to change from time to time without prior notice.

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

As of December 31, 2025, our portfolio (which term does not include our investment in money market funds managed by an affiliate of GS Group Inc.) on a fair value basis, was comprised of approximately 97.3% secured debt investments (88.5% in first lien debt (including 26.2% in first lien/last-out unitranche loans) and 8.8% in second lien debt), 0.0% in unsecured debt investments, 1.7% in preferred stock, 1.0% in common stock and 0.0% in warrants. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to Unitholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our Units and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

In certain circumstances, we and other Accounts can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On May 21, 2025, the SEC granted the exemptive relief (the “Relief”) to our Investment Adviser, the BDCs advised by our Investment Adviser and certain other affiliated applicants, which superseded the prior co-investment exemptive relief received on November 16, 2022, as amended on June 25, 2024 (the “Prior Relief”). If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief.

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

To address these and other potential conflicts, a selection of which are outlined below, the Investment Adviser has developed allocation policies and procedures that provide that personnel of the Investment Adviser making portfolio decisions for Accounts will make purchase and sale decisions for, and allocate investment opportunities among, Accounts, consistent with its fiduciary obligations. To the extent permitted by applicable law, these policies and procedures may result in the pro rata allocation of limited opportunities across eligible Accounts managed by a particular portfolio management team, but in many other cases, the allocations may reflect numerous other factors as described below. There will be cases where certain Accounts receive an allocation of an investment opportunity when we do not, and vice versa.

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

Personnel of the Investment Adviser involved in decision-making for Accounts may make allocation-related decisions in accordance with the Investment Adviser’s allocation policies and procedures for us and for other Accounts by reference to one or more factors, including but not limited to: the date of inception of the Company or applicable Account; the strategy, objectives, guidelines and restrictions (including legal and regulatory restrictions) of potentially in-scope Accounts, as well as those Accounts’ current portfolios and investment horizons; strategic fit and other portfolio management considerations, including different desired levels of investment for different strategies; the risk profile of the investment; the expected future capacity of the potentially in-scope Accounts; cash and liquidity considerations; and the availability of other appropriate investment opportunities. The Investment Adviser may also consider reputational matters and other factors. The application of these considerations may cause differences in the portfolios and performance of different Accounts that have similar strategies. In addition, in some cases the Investment Adviser may make investment recommendations to Accounts where the Accounts make the investment independently of the Investment Adviser, which may result in a reduction in the availability of the investment opportunity for other Accounts (including us), irrespective of the Investment Adviser’s policies regarding allocation of investments. Additional information about the Investment Adviser’s allocation policies is set forth in Item 6 (“Performance-Based Fees and Side-by-Side Management—Side-by-Side Management of Advisory Accounts; Allocation of Opportunities”) of the Investment Adviser’s Form ADV.

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

We may or may not receive opportunities referred by Goldman Sachs businesses and affiliates, but in no event do we have any rights with respect to such opportunities. Subject to applicable law, including the Investment Company Act, such opportunities or any portion thereof may be offered to other Accounts, Goldman Sachs, certain of our investors, or such other persons or entities as determined by Goldman Sachs in its sole discretion. We will have no rights and will not receive any compensation related to such opportunities. Certain of such opportunities may be referred to us by employees or other personnel of Goldman Sachs, or by third parties. If we invest in any such opportunities, Goldman Sachs or such third parties, may be entitled, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, to receive compensation from us or from the borrowers in connection with such investments. Any compensation we pay in connection with such referrals will be an operating expense and will accordingly be borne by us (and will not serve to offset any Management Fee (as defined below) or Incentive Fee (as defined below) payable to the Investment Adviser).

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

Transactions with affiliates. We are prohibited under the Investment Company Act from participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be an affiliate of us for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of the Independent Directors. The Investment Adviser and its affiliates, including persons that control, or are under common control with, us or the Investment Adviser, are also considered to be our affiliates under the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into “joint” transactions with, such affiliates without exemptive relief from the SEC.

Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief. Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts. The staff of the SEC has issued no-action relief permitting us to purchase a single class of privately placed securities alongside Goldman Sachs and other Accounts, provided that the Investment Adviser negotiates no term other than price and certain other conditions are met. In certain circumstances, we and such other client accounts managed by the Investment Adviser (collectively with us, the “Accounts”, which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On May 21, 2025, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants, which superseded the Prior Relief. If the Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of us is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of our participation in the co-investment program.

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

1
As of year-end December 2025, according to the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org. This website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on this website to be part of this annual report on Form 10-K or any other report we file with the SEC.

Competitive Advantages

GS Group Inc. is a leading global financial institution that delivers a broad range of financial services to a large and diversified client base that includes corporations, financial institutions, governments and individuals. Founded in 1869, the firm is headquartered in New York and maintains offices in all major financial centers around the world. Goldman Sachs, with approximately $3.6 trillion in firmwide assets under supervision as of December 31, 2025, provides investment management services to a diverse set of clients worldwide, including private institutions, public entities and individuals.

Within GSAM, the Goldman Sachs Asset Management Private Credit Team is the primary center for private credit investing. Since 1996, the Goldman Sachs Asset Management Private Credit Team and its predecessors have invested over $233 billion, leveraging the Goldman Sachs Asset Management Private Credit Team’s deep expertise and long-standing relationships with financial sponsors, companies, investors, entrepreneurs and financial intermediaries globally. The Goldman Sachs Asset Management Private Credit Team invests across senior credit, mezzanine, hybrid capital and asset finance strategies and has significant experience investing in debt instruments across industries, geographic regions, economic cycles and financing structures.

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
•
Direct origination with borrowers: The Goldman Sachs Asset Management Private Credit Team believes that evaluating investment opportunities through direct discussions with borrowers leads to a better understanding of the underlying drivers of performance and business risks. The Goldman Sachs Asset Management Private Credit Team’s direct origination platform has been developed over its nearly 30 years history of private credit investing and includes approximately 250 investment professionals across 15 cities and five continents as of December 2025. The Goldman Sachs Asset Management Private Credit Team’s local relationships with companies, private equity sponsors and advisors combined with deep industry expertise provides us with access to a wide range of opportunities and allows us to gain early and direct access to due diligence materials and management teams. We will seek to lead the structuring and negotiation of the loans or securities in which it invests with a collaborative, solutions-oriented approach.
•
Prudent investment selection with intensive due diligence and credit analysis: We believe that Goldman Sachs Asset Management Private Credit’s substantial flow of potential investment opportunities, in combination with diligence practices developed over its nearly 30 years history of private credit investing, will enable us to invest in and selectively develop a diversified portfolio of high-quality companies. Goldman Sachs Asset Management Private Credit’s seasoned team and underwriting approach reflects deep sector expertise and seeks to identify attractive trends and pursue investments accordingly, through its approach to fundamental credit analysis driven by intensive investment research.
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

Our Administrator

Pursuant to our administration agreement (the "Administration Agreement"), with State Street Bank and Trust Company (in such capacity, the “Administrator”), the administrator is responsible for providing various accounting and administrative services to us. Our Administrator is entitled to fees as described in “—Administration Agreement.” To the extent that our Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions. See “—Administration Agreement.”

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
(c)
Third, subject to clauses (a) and (b), our Investment Adviser was entitled to a Former Incentive Fee equal to 100% of all amounts designated by us as proceeds intended for distribution and Former Incentive Fee payments, until such time as the cumulative Former Incentive Fee paid to our Investment Adviser pursuant to this clause (c) was equal to 15% of the amount by which the sum of (i) cumulative distributions to Unitholders pursuant to clauses (a) and (b) above and (ii) the cumulative Former Incentive Fee previously paid to our Investment Adviser pursuant to this clause (c) exceeded Former Contributed Capital; and

(d)
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

For the year ended December 31, 2025 and 2024, Management Fees amounted to $3.18 million and $0.15 million. As of December 31, 2025, $0.74 million remained payable.

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

For the year ended December 31, 2025 and 2024, the Company accrued Incentive Fees of $3.30 million and $4.42 million. As of December 31, 2025, $4.91 million remained payable in accordance with the terms of the Investment Advisory Agreement and $2.41 million remains unvested.

Board Approval of the Investment Advisory Agreement

Our Board of Directors determined at the in-person meeting held on August 6, 2025 to renew the Investment Advisory Agreement. In its consideration of the renewal of the Investment Advisory Agreement, the Board of Directors focused on information it had received relating to, among other things:

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

In connection with their consideration of the renewal of the Investment Advisory Agreement, our Board of Directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling their decision. After deliberation and consideration of all of the information provided, including the factors described above, the Board of Directors concluded, in the exercise of their business judgment, that the management fees paid by us were reasonable in light of the services provided to us by the Investment Adviser, the Investment Adviser’s costs, and our current and reasonably foreseeable asset levels. The Board of Directors unanimously concluded that the Investment Adviser’s continued management likely would benefit us and our Unitholders and that the Investment Advisory Agreement should be approved and continued with respect to us until August 31, 2026.

For the year ended December 31, 2025, we paid our Investment Adviser a total of $3.81 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Advisory Agreement, which consisted of $3.41 million in Management Fees and $0.40 in Incentive Fees. For the year ended December 31, 2024, we paid our Investment Adviser a total of $46.41 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Advisory Agreement, which consisted of $5.70 million in Management Fees and $40.71 million in Incentive Fees.

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

Company expenses borne by us in the ordinary course on an annual basis (excluding the Management Fee, the Incentive Fee, organizational and start-up expenses, and leverage-related expenses (including among other things, participation-related expenses)) shall not exceed an amount equal to $4.25 million; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap.

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

We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the Investment Company Act. Under these limits, we generally cannot (1) acquire more than 3% of the total outstanding voting stock of any registered investment company or BDC, (2) invest more than 5% of the value of our total assets in the securities of one registered investment company or BDC, or (3) invest more than 10% of the value of our total assets in the securities of registered investment companies or BDCs in general. These limitations do not apply where we acquire interests in a money market fund as long as we do not pay a sales charge or service fee in connection with the purchase. With respect to the portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject Unitholders to additional expenses. None of the policies described above are fundamental and each such policy may be changed without Unitholder approval, subject to any limitations imposed by the Investment Company Act.

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

Information regarding how we vote proxies relating to portfolio securities is available upon request by writing to Silver Capital Holdings LLC, Attention: John Psyllos, Investor Relations, 200 West Street, New York, New York 10282.

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
•
We are subject to risks associated with artificial intelligence and machine learning technology.
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

Political, social, economic and other conditions and events in the United States, the United Kingdom, the European Union, Russia, the Middle East, Latin America and Asia (such as natural disasters, epidemics and pandemics, terrorism, military conflicts, social unrest and political instability) may occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed.

The uncertainties caused by these conditions and events could result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants; limitations on the activities of investors in the financial markets; and high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets.

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

Although we have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, we cannot assure you that we will be able to do so. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to Unitholders, we must meet the annual distribution, source-of-income, and quarterly-asset diversification requirements described below.

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

In certain circumstances, we and other Accounts can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On May 21, 2025, the SEC granted the Relief to our Investment Adviser, the BDCs advised by our Investment Adviser and certain other affiliated applicants, which superseded the Prior Relief. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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

We are subject to risks associated with artificial intelligence and machine learning technology.

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “artificial intelligence”), and its current and potential future applications, including in the private investment, financial, technology and other sectors and industries, as well as the legal and regulatory frameworks within which artificial intelligence operates, continue to rapidly evolve.

Recent technological advances in artificial intelligence may pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of artificial intelligence if third-party service providers or any counterparties, whether or not known to us, use artificial intelligence in their business activities and services, as we and our portfolio companies may not be in a position to control such use of artificial intelligence. The use of artificial intelligence could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party artificial intelligence and machine learning technology applications and users.

Independent of its context of use, artificial intelligence is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that artificial intelligence utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error, which may be material, and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of artificial intelligence. To the extent that we or our portfolio companies are exposed to the risks of artificial intelligence use, any such inaccuracies or errors could have adverse impacts on us and/or our portfolio companies.

Technological innovations, including artificial intelligence, also have and may disrupt markets and market practices, including traditional businesses, processes and approaches in multiple sectors and industries, and the frequency of such disruptions is expected to increase. For example, artificial intelligence could lower barriers to entry, increase competition and displace existing business models, processes and/or approaches, which could have a material adverse effect on our portfolio companies and us. We can provide no assurance that new businesses, processes and approaches will not be created through the use of technological innovations, including artificial intelligence, that would compete with our portfolio companies and/or us or alter markets and market practices.

Artificial intelligence and its applications, including in the private investment, financial, technology and other sectors and industries, continue to develop rapidly. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could cause significant market disruptions and subject our portfolio companies and us to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on the business, financial condition and results of operations of our portfolio companies and us.

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

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities or other credit facilities will have claims on our assets that are superior to the claims of Unitholders. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to Unitholders. In addition, we would have to service any additional debt that we incur, including interest expense on debt and dividends on Preferred Units that we may issue, as well as the fees and costs related to the entry into or amendments to debt facilities. These expenses (which may be higher than the expenses on our current borrowings if there were a rising interest rate environment) would decrease net investment income, and our ability to pay such expenses will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Unitholders (1)	(18.22)%	(10.68)%	(3.15)%	4.39%	11.92%

(1) Assumes (i) 481.31 million in total assets as of December 31, 2025, (ii) $ 148.43 million in outstanding indebtedness as of December 31, 2025, (iii) $319.40 million in net assets as of December 31, 2025 and (iv) an annualized average interest rate on our indebtedness as of December 31, 2025, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 6.76%.

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

At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view any consideration of ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us.

Additionally, certain regulatory initiatives, including those relating to disclosure obligations, related to ESG could adversely affect our business. . We are, and our portfolio companies may be, or could in the future become subject to, the risk that similar measures might be introduced in other jurisdictions in the future. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

We invest primarily through direct originations of secured debt, including first lien, unitranche, and last-out portions of such loans; second-lien debt; unsecured debt, including mezzanine debt; and select equity investments. The securities in which we invest typically are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. and lower than “BBB-” by Fitch Ratings or Standard & Poor’s Ratings Services). These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. These securities are subject to greater risk of loss of principal and interest than higher-rated and comparable non-rated securities. They are also generally considered to be subject to greater risk than securities with higher ratings or comparable non-rated securities in the case of deterioration of general economic conditions. Because investors generally perceive that there are greater risks associated with lower-rated and comparable non-rated securities, the yields and prices of such securities may be more volatile than those for higher-rated and comparable non-rated securities. The market for lower-rated and comparable non-rated securities is thinner, often less liquid and less active than that for higher-rated or comparable non-rated securities, which can adversely affect the prices at which these securities can be sold and may even make it impractical to sell such securities.

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

Since January 1, 2022, our new investments are generally indexed to SOFR and as of December 31, 2025, our investments and our JPM Term Loan Facility are indexed to SOFR or to alternative risk-free reference rates. We expect that, going forward, our new USD-denominated investments and any new revolving credit facilities will be indexed to SOFR, absent a significant market shift away from such rate as an accepted benchmark.

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

In addition, the Federal Reserve decreased the federal funds rate three times in 2025, but then decided to hold interest rates steady in January of 2026. The rate and timing of further rate decreases remains unknown. In addition, there can be no assurance that the Federal Reserve will not make additional upwards adjustments to the federal funds rate in the future to mitigate inflationary pressures. Uncertainty surrounding future Federal Reserve actions and changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such changing interest rates and/or volatility. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Similarly, rising interest rates could also reduce the yield on our investments if such increases on our borrowings exceed any rise in the rate that our investments yield (including any floating rate investments or investments subject to specified minimum interest rates (such as a SOFR floor)).

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

If general interest rates were to decline, borrowers may refinance their loans at lower interest rates and pay off their obligations more quickly than originally anticipated, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Investment Adviser to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing investments. In periods of falling interest rates, the rate of prepayments has historically tended to increase, as borrowers are motivated to pay off debt and refinance at new lower rates.

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

For example, as of December 31, 2025, our investments in Hotels, Restaurants & Leisure represented 18.3% of our portfolio at fair value. Our investments in Hotels, Restaurants & Leisure are subject to a variety of risks, including, but not limited to, intense competition, changing technology, the negative impact of regulation, difficulty in obtaining financing, labor disruptions and unexpected events, such as weather conditions, natural catastrophes and any global pandemic or epidemic. In addition, as of December 31, 2025, our investments in Wireless Telecommunication Services represented 14.2% of our portfolio at fair value. Our investments in Wireless Telecommunication Services are subject to a variety of risks, including, but not limited to, intense competition, laws and regulations governing the telecommunications industry, new technologies and business models, changes in consumer preferences and demand for existing services, demographic trends and economic conditions.

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

We may be subject to risks related to exit financings.

We may invest in portfolio companies that are in the process of exiting, or that have recently exited, the bankruptcy process. Post-reorganization securities typically entail a higher degree of risk than investments in securities that have not undergone a reorganization or restructuring. Moreover, post-reorganization securities can be subject to heavy selling or downward pricing pressure after the completion of a bankruptcy reorganization or restructuring. If the Investment Adviser’s evaluation of the anticipated outcome of an investment situation should prove incorrect, we could incur substantial losses.

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

Although most of our investments are denominated in U.S. Dollars (“$” or “USD”), our investments that are denominated in a non-USD currency will be subject to the risk that the value of a particular currency will change in relation to the USD. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure investors that such strategies will be effective or without risk to us.

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

We are not treated as a “publicly offered regulated investment company,” as defined in Section 67 of the Code. As a result, each (i) U.S. Unitholder that is an individual, trust or estate and (ii) Unitholder that is a pass-through entity in which one or more of its partners, stockholders, beneficiaries, participants, or other interest holders is a pass-through entity or a U.S. Unitholder that is an individual, trust or estate (each of (a) and (b), an “affected Unitholder”), will be treated as having received a “deemed” dividend from us in the amount of such Unitholder’s allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such affected Unitholder. Miscellaneous itemized deductions of a U.S. Unitholder that is an individual, trust or estate are not deductible under the Code.

Non-U.S. Unitholders may be subject to withholding of U.S. federal income tax on distributions paid by us.

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

Goldman Sachs’ cybersecurity risk management processes are integrated into its overall risk management processes. Goldman Sachs has established an Information Security and Cybersecurity Program (the “Cybersecurity Program”), administered by Technology Risk within its Engineering group, and overseen by its chief information security officer. This program is designed to identify, assess, document and mitigate threats, establish and evaluate compliance with information security mandates, adopt and apply our security control framework, and prevent, detect and respond to security incidents. The Cybersecurity Program is periodically reviewed and modified to respond to changing threats and conditions. A dedicated Operational Risk team, which reports to the chief risk officer of Goldman Sachs, provides oversight and challenge of the Cybersecurity Program, independent of Technology Risk, and assesses the operating effectiveness of the program against industry standard frameworks and risk appetite-approved operational risk limits and thresholds.

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

Unitholders

As of March 3, 2026, there were approximately two holders of record of our Units.

Sales of Unregistered Securities

We did not issue a capital drawdown for the year ended December 31, 2025

The following table summarizes the total Units issued and proceeds received related to unregistered sales of our Units for the year ended December 31, 2024.

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

No distribution shall be made to a Unitholder to the extent not permitted under applicable law. Although we do not intend to do so, we have the ability to declare a portion of a distribution in Units.

The following tables summarize the distributions declared on our Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Year Ended December 31, 2025
February 26, 2025	April 2, 2025	May 2, 2025	$0.59
June 6, 2025	June 9, 2025	June 12, 2025	$1.64	(1)
June 25, 2025	June 25, 2025	June 27, 2025	$1.44	(2)
May 7, 2025	July 2, 2025	July 31, 2025	$0.43	(2)
For the Year Ended December 31, 2024
February 27, 2024	April 2, 2024	May 8, 2024	$2.11	(2)
May 1, 2024	July 2, 2024	August 5, 2024	$9.00	(2)
August 8, 2024	October 2, 2024	November 4, 2024	$0.62	(2)
November 7, 2024	December 31, 2024	January 30, 2025	$0.36

(1)
$0.08 is considered Return of capital distribution.
(2)
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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through December 31, 2025, we originated approximately $2.35 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Leverage

We may borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). Our revolving credit facility with JPMorgan Chase Bank, National Association (the "JPM Revolving Credit Facility") was fully repaid on May 8, 2024 and was terminated effective May 31, 2024. As of December 31, 2025 there was $148.43 million in outstanding principal under the JPM Term Loan Facility (as defined below). As of December 31, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 315% and 219%. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as us, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if stockholders approve a proposal to do so. If a BDC receives stockholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the "Board of Directors" or the "Board") of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$206.56	$204.99	$474.88	$419.99
First Lien/Last-Out Unitranche	88.14	86.35	144.13	142.22
Second Lien/Senior Secured Debt	21.92	28.84	20.47	16.94
Unsecured Debt	13.53	—	13.53	—
Preferred Stock	10.57	5.73	4.83	—
Common Stock	7.41	3.35	4.59	3.35
Warrants	1.24	—	1.23	—
Total investments	$349.37	$329.26	$663.66	$582.50

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.0%	10.6%	10.0%	21.5%
First Lien/Last-Out Unitranche(2)(3)	7.8	8.5	12.0	13.0
Second Lien/Senior Secured Debt(2)	17.8	9.8	11.0	11.0
Unsecured Debt(2)	—	—	—	—
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	9.0%	9.7%	10.1%	19.0%

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

The decrease in total portfolio yield at amortized cost was primarily due to exits throughout the year. The decrease in total portfolio yield at fair value and First Lien/Senior Secured yield at fair value was primarily driven by the restructuring of Streamland Media Midco LLC. Within First Lien/Last-Out Unitranche, the decrease in weighted average yield at amortized cost and fair value was primarily driven by the exit of Doxim, Inc, the Streamland Midco LLC Last-Out Term Loan being placed on non-accrual status and a decline in interest rates. Within Second Lien/Senior Secured Debt, the increase in weighted average yield at amortized cost was primarily driven by the near-term maturity of Wine.com. The decrease in weighted average yield at fair value was driven by the mark up of the Chase Industries, Inc. Priority Second Lien.

The table below presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	December 31, 2025	December 31, 2024
Number of portfolio companies	18	32
Percentage of performing debt bearing a floating rate(1)	95.9%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	4.1%	—%
Weighted average leverage (net debt/EBITDA)(3)	5.0x	5.9x
Weighted average interest coverage(3)	2.3x	1.9x
Median EBITDA(3)	$39.15 million	$38.00 million

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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of December 31, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 24.6% and 20.1% of total debt investments at fair value.

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

	As of
	December 31, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	275.14	83.6	502.37	86.2
Grade 3	25.11	7.6	51.70	8.9
Grade 4	29.01	8.8	28.43	4.9
Total Investments	$329.26	100.0%	$582.50	100.0%

The decrease in investments with a Grade 2 investment performance rating was primarily driven by the exit of investments with an aggregate fair value of $239.24 million. The decrease in investments with a Grade 3 investment performance rating was primarily driven by the exit of investments with an aggregate fair value of $22.90 million.

The table below shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	December 31, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$314.90	90.1%	$574.60	86.6%
Non-accrual	34.47	9.9	89.06	13.4
Total Investments	$349.37	100.0%	$663.66	100.0%

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

The table below shows our investment activity by investment type(1)(2):

	For the Years Ended December 31,
	2025	2024
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$6.39	$4.07
Second Lien/Senior Secured Debt	—	1.92
Total	$6.39	$5.99
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$201.01	$146.25
First Lien/Last-Out Unitranche	68.16	0.21
Second Lien/Senior Secured Debt	—	44.87
Unsecured Debt	—	8.87
Preferred Stock	—	3.65
Common Stock	—	2.51
Total	$269.17	$206.36
Net increase (decrease) in portfolio	$(262.78)	$(200.37)
Number of existing portfolio companies with new investment commitments	2	3
Total new investment commitment amount in existing portfolio companies	$6.39	$5.99
Weighted average remaining term for new investment commitments (in years)(3)	3.1	1.2
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates	0.0%	0.0%
Weighted average yield on new debt and income producing investment commitments(4)	11.7%	12.6%
Weighted average yield on new investment commitments(5)	11.7%	12.6%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.3%	15.7%
Weighted average yield on investments sold or repaid(7)	11.3%	15.2%

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

RESULTS OF OPERATIONS

The comparison for the years ended December 31, 2024 and 2023 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended December 31, 2024.

Our operating results were as follows:

	For the Years Ended December 31,
	2025	2024
	($ in millions)
Total investment income	$53.84	$48.56
Net expenses	23.44	1.42
Net investment income	30.40	47.14
Net realized gain (loss) on investments	(60.50)	(13.89)
Net unrealized appreciation (depreciation) on investments	60.91	(48.06)
Net realized and unrealized gain (losses) on forward contracts, translations and transactions	—	1.09
Income tax (provision) benefit, realized and unrealized gain/loss	—	0.18
Net increase (decrease) in Members’ Capital from operations	$30.81	$(13.54)

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Years Ended December 31,
	2025	2024
	($ in millions)
Interest income	$45.44	$35.99
Payment-in-kind income	5.14	9.74
Dividend income	2.89	2.49
Other income	0.37	0.34
Total investment income	$53.84	$48.56

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $35.99 million for the year ended December 31, 2024 to $45.44 for the year ended December 31, 2025, primarily due to an increase in the size of our portfolio as a result of the In-Kind Contribution on December 17, 2024.
•
Payment-in-kind income decreased from $9.74 for the year ended December 31, 2024 to $5.14 million for the year ended December 31, 2025. The decrease was primarily due to the exits of investments accruing payment-in-kind income.

Expenses

Our expenses were as follows:

	For the Years Ended December 31,
	2025	2024
	($ in millions)
Interest and other debt expenses	$14.98	$2.56
Management fees	3.18	5.12
Incentive fees	3.30	(11.71)
Professional fees	1.15	1.11
Administration and custodian fees	0.73	0.51
Directors’ fees	0.21	0.20
Other general and administrative expenses	0.30	0.99
Transaction Costs	(0.41)	2.64
Total expenses	$23.44	$1.42

In the table above:

•
Interest and other debt expenses increased from $2.56 million for year ended December 31, 2024 to $14.98 million for the year ended December 31, 2025. The increase was primarily driven by the increase in weighted average daily borrowings from $12.01 million for the year ended December 31, 2024 to $211.96 million for the year ended December 31, 2025.
•
Management Fees decreased from $5.12 million for the year ended December 31, 2024 to $3.18 million for the year ended December 31, 2025. The decrease was primarily driven by the decrease in the Management fee rate from 1.50% to 1.00% post-Merger.
•
Incentive Fees increased from $(11.71) million for the year ended December 31, 2024 to $3.30 million for the year ended December 31, 2025. The increase was primarily driven by the increase in the pre incentive fee total return from $(25.25) million for the year ended December 31, 2024, to $34.11 million for the year ended December 31, 2025 and the discount given to the Buyer for our investments acquired in connection with the Merger on December 17, 2024.
•
Transaction costs for the year ended December 31, 2025 decreased by $0.41 million due to the reversal of certain accrued transaction-related expenses.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Years Ended December 31,
	2025	2024
	(in millions)
Recipe Acquisition Corp. (dba Roland Foods)	$—	$2.06
Other, net	(1.23)	0.60
Streamland Media Midco LLC	(13.06)	—
Khoros, LLC (fka Lithium Technologies, Inc.)	(46.21)	—
Diligent Corporation	—	(1.97)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	—	(14.58)
Net realized gain (loss)	$(60.50)	$(13.89)

For the year ended December 31, 2025, net realized losses were primarily driven by the restructuring of our first lien debt investment in Khoros, LLC (fka Lithium Technologies, Inc.) and Streamland Media Midco LLC, which resulted in realized losses of $46.21 million and $13.06 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Years Ended December 31,
	2025	2024
	($ in millions)
Unrealized appreciation	$66.12	$14.15
Unrealized depreciation	(5.21)	(62.21)
Net change in unrealized appreciation (depreciation) on investments	$60.91	$(48.06)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31, 2025
($ in millions)
Portfolio Company:
Khoros, LLC (fka Lithium Technologies, Inc.)	$41.33
Chase Industries, Inc. (dba Senneca Holdings)	9.96
Streamland Media Midco LLC	7.92
Other, net(1)	2.64
SPay, Inc. (dba Stack Sports)	2.12
Doxim, Inc.	1.90
SugarCRM Inc.	(0.10)
Ej2 Communications, Inc. (dba Flashpoint)	(0.12)
Marquis Software Solutions Inc	(0.31)
KBP BRANDS, LLC	(0.37)
Streamland Media Holdings LLC	(4.06)
Total	$60.91

(1)
For the year ended December 31, 2025, Other, net includes gross unrealized appreciation of $2.89 million, and gross unrealized depreciation of $(0.25) million.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2025 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned restructuring of our first lien debt investments in Khoros, LLC (fka Lithium Technologies, Inc.) and Streamland Media Midco LLC and appreciation in the valuation of Chase Industries, Inc. (dba Senneca Holdings).

For the Year Ended December 31, 2024
($ in millions)
Portfolio Company:
Chase Industries, Inc. (dba Senneca Holdings)	$4.02
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	2.86
CorePower Yoga LLC	2.23
Other, net(1)	1.28
Wine.com, LLC	1.17
Acuity Specialty Products, Inc. (dba Zep Inc.)	1.66
SPay, Inc. (dba Stack Sports)	(0.94)
Recipe Acquisition Corp. (dba Roland Foods)	(1.48)
Streamland Media Midco LLC	(9.35)
Wine.com, Inc.	(11.72)
Lithium Technologies, Inc.	(37.79)
Total	$(48.06)

(1)
For the year ended December 31, 2024 Other, net includes gross unrealized appreciation of $2.22 million, and gross unrealized depreciation of $(0.94) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities or issue other senior securities. We would expect that any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” The JPM Revolving Credit Facility was fully repaid on May 8, 2024 and was terminated effective May 31, 2024. As of December 31, 2025, there was $148.43 million in outstanding principal under the JPM Term Loan Facility. As of December 31, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 315% and 219%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

We had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2025			December 31, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Units	$162.88	$43.47	73%	$162.88	$19.09	88%

We did not issue a capital drawdown for the year ended December 31, 2025.

The following table summarizes the securities issued and proceeds related to such issuances for the year ended December 31, 2024:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
December 20, 2024	124,735	$3.00
Total Capital drawdowns	124,735	$3.00

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

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (in such capacity, the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The table below shows our contractual obligations as of December 31, 2025:

	Payments Due by Periods ($ in millions)
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

The JPM Term Loan Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Term Loan Facility contains customary events of default for similar financing transactions, including if a change of control of SPV II occurs or if we were no longer the portfolio manager of SPV II. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Term Loan Facility immediately due and payable. As of December 31, 2025, the Company and SPV II were in compliance with these covenants.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	December 31, 2025	December 31, 2024
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$13.42	$27.84
First Lien/Last-Out Unitranche	2.09	2.98
Second Lien/Senior Secured Debt	0.48	0.48
Total	$15.99	$31.30

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

RECENT DEVELOPMENTS

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period beginning January 1, 2026 through March 31, 2026, which will be payable on or about April 29, 2026 to Unitholders of record as of April 2, 2026.

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

As of December 31, 2025 and December 31, 2024, on a fair value basis, approximately 4.1% and 0%, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 95.9% and 100%, of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bore interest at a floating rate. Our borrowings under the JPM Term Loan Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2025 Consolidated Statements of Financial Condition, the table below shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$6.67	$(3.40)	$3.27
Up 200 basis points	4.45	(2.27)	2.18
Up 100 basis points	2.22	(1.13)	1.09
Up 75 basis points	1.67	(0.85)	0.82
Up 50 basis points	1.11	(0.57)	0.54
Up 25 basis points	0.56	(0.28)	0.28
Down 25 basis points	(0.56)	0.28	(0.28)
Down 50 basis points	(1.11)	0.57	(0.54)
Down 75 basis points	(1.67)	0.85	(0.82)
Down 100 basis points	(2.22)	1.13	(1.09)
Down 200 basis points	(4.45)	2.27	(2.18)
Down 300 basis points	(6.09)	3.40	(2.69)

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SILVER CAPITAL HOLDINGS LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders of Silver Capital Holdings LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of Silver Capital Holdings LLC and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in members’ capital and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its members’ capital and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the agent banks, portfolio company investees, broker and transfer agent; when replies were not received from portfolio company investees, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 3, 2026

We have served as the auditor of one or more investment companies in the Goldman Sachs Business Development Companies group since 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Silver Capital Holdings LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	December 31, 2025	December 31, 2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $346,011 and $660,307)	$325,901	$579,141
Non-controlled affiliated investments (cost of $3,354 and $3,354)	3,354	3,354
Total investments, at fair value (amortized cost of $349,365 and $663,661)	$329,255	$582,495
Investments in affiliated money market fund (cost of $139,844 and $288)	139,844	288
Cash	7,396	79,248
Interest and dividends receivable	3,620	5,705
Deferred financing costs	649	840
Other assets	543	87
Total assets	$481,307	$668,663
Liabilities
Debt	$148,432	$293,132
Interest and other debt expenses payable	2,548	2,822
Management fees payable	737	957
Incentive fees payable	7,317	4,420
Distribution payable	—	5,359
Secured borrowings	2,095	1,818
Accrued expenses and other liabilities	775	4,130
Payable for units subscribed (Note 12)	—	6,315
Total liabilities	$161,904	$318,953
Commitments and contingencies (Note 8)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Units (14,884,897 and 14,884,897 units issued and outstanding as of December 31, 2025 and December 31, 2024)	457,806	506,006
Distributable earnings (loss)	(138,403)	(156,296)
Total members’ capital	$319,403	$349,710
Total liabilities and members’ capital	$481,307	$668,663
Net asset value per unit	$21.46	$23.49

The accompanying notes are an integral part of these consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

	For the Years Ended December 31,
	2025	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$45,444	$35,989	$62,272
Payment-in-kind income	5,143	9,742	5,169
Other income	364	340	205
From non-controlled affiliated investments:
Dividend income	2,893	2,489	2,832
Total investment income	$53,844	$48,560	$70,478
Expenses:
Interest and other debt expenses	$14,979	$2,566	$9,848
Management fees	3,184	5,118	6,171
Incentive fees	3,299	(11,705)	9,230
Professional fees	1,157	1,107	1,126
Administration and custodian fees	728	507	567
Directors’ fees	207	198	206
Other general and administrative expenses	307	989	511
Transaction costs	(413)	2,644	—
Total expenses	$23,448	$1,424	$27,659
Net investment income	$30,396	$47,136	$42,819
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(60,506)	$(14,496)	$(48,091)
Non-controlled affiliated investments	—	605	—
Foreign currency forward contracts	—	(174)	—
Foreign currency and other transactions	3	2,648	69
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	60,914	(47,433)	58,671
Non-controlled affiliated investments	—	(626)	(492)
Foreign currency forward contracts	—	178	(28)
Foreign currency translations	—	(1,562)	(878)
Net realized and unrealized gains (losses)	$411	$(60,860)	$9,251
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	—	185	232
Net increase (decrease) in members’ capital from operations	$30,807	$(13,539)	$52,302
Weighted average units outstanding	14,884,897	10,858,864	10,687,877
Basic and diluted net investment income per unit	$2.04	$4.34	$4.01
Basic and diluted earnings per unit	$2.07	$(1.25)	$4.89

The accompanying notes are an integral part of these consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

	For the Years Ended December 31,
	2025	2024	2023

Members’ capital at beginning of period	$349,710	$405,334	$403,611
Increase (decrease) in members’ capital from operations:
Net investment income	$30,396	$47,136	$42,819
Net realized gain (loss)	(60,503)	(11,417)	(48,022)
Net change in unrealized appreciation (depreciation)	60,914	(49,443)	57,273
(Provision) benefit for unrealized appreciation/depreciation on investments	—	185	232
Net increase (decrease) in members’ capital from operations	$30,807	$(13,539)	$52,302
Distributions to unitholders from:
Return of capital	$(29,015)	$(125,320)	$—
Distributable earnings	(32,099)	(5,385)	(50,579)
Total distributions to unitholders	$(61,114)	$(130,705)	$(50,579)
Capital transactions:
Issuance of units	$—	$345,674	$—
Cancellation of units (Note 9)	—	(257,054)	—
Net increase in members’ capital from capital transactions	$—	$88,620	$—
Total increase (decrease) in members’ capital	$(30,307)	$(55,624)	$1,723
Members’ capital at end of period	$319,403	$349,710	$405,334
Distributions per unit	$4.10	$12.09	$4.73

The accompanying notes are an integral part of these consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

	For the Years Ended December 31,
	2025	2024	2023

Cash flows from operating activities:
Net increase (decrease) in members’ capital from operations:	$30,807	$(13,539)	$52,302
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(12,574)	(6,531)	(5,556)
Payment-in-kind interest capitalized	(5,284)	(10,651)	(4,650)
Investments in affiliated money market fund, net	(139,556)	53,578	8,508
Proceeds from sales of investments and principal repayments	275,039	207,504	75,374
Net realized (gain) loss on investments	60,506	13,891	48,091
Net change in unrealized (appreciation) depreciation on investments	(60,914)	48,059	(58,179)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	—	(151)	66
Amortization of premium and accretion of discount, net	(3,256)	(2,102)	(2,470)
Amortization of deferred financing costs	494	631	923
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	2,085	5,428	(247)
(Increase) decrease in other assets	(456)	204	(186)
Increase (decrease) in interest and other debt expenses payable	(274)	(493)	(1,072)
Increase (decrease) in management fees payable	(220)	(581)	9
Increase (decrease) in incentive fees payable	2,897	(52,416)	9,230
Increase (decrease) in accrued expenses and other liabilities	(3,082)	3,045	(256)
Increase (decrease) in payable for units subscribed	(6,315)	—	—
Net cash provided by operating activities	$139,897	$245,876	$121,887
Cash flows from financing activities:
Proceeds from issuance of units	$—	$204,332	$—
Distributions paid	(66,473)	(138,926)	(37,000)
Financing costs paid	(576)	(579)	(345)
Cancellation of units	—	(257,054)	—
Borrowings on debt	—	76,606	—
Repayments of debt	(144,700)	(63,082)	(83,165)
Secured borrowings	—	762	—
Net cash provided by (used for) financing activities	$(211,749)	$(177,941)	$(120,510)
Net (decrease) increase in cash	(71,852)	67,935	1,377
Effect of foreign exchange rate changes on cash	—	(27)	(38)
Cash, beginning of period	79,248	11,340	10,001
Cash, end of period	$7,396	$79,248	$11,340
Supplemental and non-cash activities
Interest expense paid	$14,760	$2,379	$9,918
Securities contributed in-kind at Fair Market Value	$—	$363,205	$—
Accrued but unpaid distributions	$—	$5,359	$13,579
Accrued but unpaid deferred financing cost	$—	$273	$—
Interest and dividends receivable, contributed as part of In-kind contribution	$—	$3,007	$—
Interest and other debt expenses payable, contributed as part of In-kind contribution	$—	$1,976	$—
Accrued expenses and other liabilities, contributed as part of In-kind contribution	$—	$6,368	$—
Debt contributed as part of In-kind contribution	$—	$216,526	$—
Exchange of investments	$41,278	$2,053	$52,400

The accompanying notes are an integral part of these consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of December 31, 2025

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(5)	Cost	Fair Value	Footnotes
Debt Investments - 100.2%
United States - 100.2%
1st Lien/Senior Secured Debt - 64.2%
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	9.34%	S + 5.25%	06/29/27	$14,832	$14,765	$14,758	(6) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.25%	06/29/27	443	(2)	(2)	(6) (8) (9)
Marquis Software Solutions Inc	Consumer Finance	9.24%	S + 5.25%	11/29/26	9,099	8,921	8,644	(7) (8)
Marquis Software Solutions Inc	Consumer Finance	9.26%	S + 5.25%	11/29/26	1,076	883	850	(7) (8) (9)
Marquis Software Solutions Inc	Consumer Finance	9.24%	S + 5.25%	11/29/26	375	368	356	(7) (8)
CDM Fitness Holdings, LLC	Consumer Staples Distribution & Retail	10.07%	S + 6.25%	06/17/26	25,800	25,718	25,671	(7) (8)
CDM Fitness Holdings, LLC	Consumer Staples Distribution & Retail		S + 6.25%	06/17/26	1,083	(3)	(5)	(7) (8) (9)
CDM Fitness Holdings, LLC	Consumer Staples Distribution & Retail	10.07%	S + 6.25%	06/17/26	538	536	535	(7) (8)
Streamland Media Midco LLC	Entertainment	9.43%	S + 5.50% (Incl. 1.00% PIK)	04/02/29	11,236	11,066	10,675	(6) (8)
Streamland Media Midco LLC	Entertainment	8.70%	S + 5.50% (Incl. 1.00% PIK)	04/02/29	1,585	1,585	1,506	(6) (8)
Streamland Media Midco LLC	Entertainment	8.43%	S + 4.50%	04/02/29	1,233	830	830	(6) (8) (9)
Keystone Purchaser LLC (dba Bridgeway)	Ground Transportation	9.47%	S + 5.75%	05/07/27	19,202	19,085	19,010	(7) (8)
Keystone Purchaser LLC (dba Bridgeway)	Ground Transportation	9.68%	S + 5.75%	05/07/27	2,570	2,555	2,544	(7) (8)
Keystone Purchaser LLC (dba Bridgeway)	Ground Transportation	9.68%	S + 5.75%	05/07/27	2,342	1,783	1,773	(7) (8) (9)
HAI Hospitality, Inc.	Hotels, Restaurants & Leisure	9.44%	S + 5.50%	12/06/28	9,270	9,201	9,177	(7) (8)
HAI Hospitality, Inc.	Hotels, Restaurants & Leisure		S + 5.50%	12/06/28	4,362	(31)	(44)	(7) (8) (9)
HAI Hospitality, Inc.	Hotels, Restaurants & Leisure		S + 5.50%	12/06/28	1,636	(12)	(16)	(7) (8) (9)
KBP BRANDS, LLC	Hotels, Restaurants & Leisure	9.45%	S + 5.50%	05/26/27	20,301	20,179	19,945	(7) (8)
KBP BRANDS, LLC	Hotels, Restaurants & Leisure	9.45%	S + 5.50%	05/26/27	10,476	10,414	10,293	(7) (8)
KBP BRANDS, LLC	Hotels, Restaurants & Leisure	9.45%	S + 5.50%	05/26/27	1,273	1,266	1,251	(7) (8)
PF Atlantic Holdco 2, LLC	Hotels, Restaurants & Leisure	9.56%	S + 5.50%	11/12/27	11,172	11,098	11,061	(7) (8)
PF Atlantic Holdco 2, LLC	Hotels, Restaurants & Leisure	9.35%	S + 5.50%	11/12/27	8,862	8,803	8,774	(7) (8)
PF Atlantic Holdco 2, LLC	Hotels, Restaurants & Leisure		S + 5.50%	11/12/27	1,539	(10)	(15)	(7) (8) (9)
Khoros, LLC (fka Lithium Technologies, Inc.)	Interactive Media & Services	10.00%	10.00%	05/23/30	12,518	12,093	12,048	(6) (8)
SugarCRM Inc.	Software	8.82%	S + 5.00%	07/30/27	26,637	26,470	26,370	(7) (8)
SugarCRM Inc.	Software		S + 5.00%	07/30/27	2,128	(13)	(21)	(7) (8) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Initial Acquisition Date(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
Good Feet Worldwide LLC	Specialty Retail	8.99%	S + 5.00%		12/10/27	$17,084	$16,910	$16,913	(7) (8)
Good Feet Worldwide LLC	Specialty Retail	8.99%	S + 5.00%		12/10/27	2,136	2,114	2,114	(7) (8)
Good Feet Worldwide LLC	Specialty Retail		S + 5.00%		12/10/27	1,112	(11)	(11)	(7) (8) (9)
Total 1st Lien/Senior Secured Debt							206,561	204,984
1st Lien/Last-Out Unitranche (10) - 27.0%
Streamland Media Midco LLC	Entertainment		S + 6.50% (Incl. 5.50% PIK)		04/02/29	$10,879	$9,410	$7,506	(6) (8) (11)
Ej2 Communications, Inc. (dba Flashpoint)	IT Services	8.12%	S + 4.19%		06/30/27	28,356	28,188	28,073	(7) (8)
Ej2 Communications, Inc. (dba Flashpoint)	IT Services	11.65%	S + 7.72% (Incl. 3.53% PIK)		06/30/27	3,873	3,851	3,835	(7) (8)
K2 Towers II, LLC	Wireless Telecommunication Services	8.23%	S + 4.58%		05/02/29	20,469	19,367	19,428	(7) (8) (9)
Octagon Towers LLC	Wireless Telecommunication Services	10.12%	S + 6.08%		09/04/28	16,913	16,718	16,820	(7) (9)
Peppertree Towers LLC	Wireless Telecommunication Services	8.28%	S + 4.58%		05/15/29	11,745	10,608	10,692	(7) (9)
Total 1st Lien/Last-Out Unitranche							88,142	86,354
2nd Lien/Senior Secured Debt - 9.0%
Wine.com, LLC	Beverages	16.15%	S + 12.00% PIK		04/03/27	$8,364	$8,513	$8,824	(6) (8)
Wine.com, LLC	Beverages	16.15%	S + 12.00% PIK		04/03/27	2,353	1,873	4,238	(6) (8) (9) (12)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products				11/11/27	16,405	—	—	(6) (8) (13)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK		05/11/27	12,850	11,531	15,773	(6) (8) (11)
Total 2nd Lien/Senior Secured Debt							21,917	28,835
Unsecured Debt -0.0%
Wine.com, Inc.	Beverages		S + 15.00% PIK	11/03/23	04/03/27	$25,917	$—	$—	(6) (8) (11) (12)
Wine.com, Inc.	Beverages		S + 15.00% PIK	11/03/23	04/03/27	14,949	4,042	—	(6) (8) (11) (12)
Wine.com, Inc.	Beverages		S + 15.00% PIK	11/03/23	04/03/27	9,091	9,488	—	(6) (8) (11)
Total Unsecured Debt							13,530	—
Total United States							$330,150	$320,173
Total Debt Investments							$330,150	$320,173

The accompanying notes are an integral part of these consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Initial Acquisition Date(4)	Shares(5)	Cost	Fair Value	Footnotes
Equity Securities - 2.9%
United States - 2.9%
Common Stock - 1.1%
Elah Holdings, Inc.	Capital Markets	05/09/18	69,386	$3,354	$3,354	(6) (8) (13) (14)
Streamland Media Holdings LLC	Entertainment	03/31/25	100,941	4,055	—	(6) (8) (13)
Total Common Stock				7,409	3,354
Preferred Stock - 1.8%
Wine.com, LLC	Beverages	11/14/18	337,425	$2,900	$—	(6) (8) (13)
Wine.com, LLC	Beverages	03/03/21	78,199	1,933	—	(6) (8) (13)
Khoros, LLC (fka Lithium Technologies, Inc.)	Interactive Media & Services	05/23/25	133,523	5,739	5,728	(6) (8) (13)
Total Preferred Stock				10,572	5,728
Warrants - 0.0%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	05/29/20	2,974	$1,096	$—	(6) (8) (13)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	05/29/20	311	115	—	(6) (8) (13)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	06/22/20	62	23	—	(6) (8) (13)
Total Warrants				1,234	—
Total United States				$19,215	$9,082
Total Equity Securities				$19,215	$9,082
Total Investments - 103.1%				$349,365	$329,255
Investments in Affiliated Money Market Fund - 43.8%
United States - 43.8%
Goldman Sachs Financial Square Government Fund - Institutional Shares			139,844,206	$139,844	$139,844	(7) (15) (16)
Total United States				$139,844	$139,844
Total Investments in Affiliated Money Market Fund				$139,844	$139,844
Total Investments and Investments in Affiliated Money Market Fund - 146.9%				$489,209	$469,099

The accompanying notes are an integral part of these consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments".
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the SOFR including SOFR adjustment, if any, ("S") at the borrower’s option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of December 31, 2025, 1 month S was 3.69%, 3 month S was 3.65% and 6 month S was 3.57%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2025.
(4)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of December 31, 2025, the aggregate fair value of these securities is $9,082 or 2.8% of the Company's net assets. The initial acquisition dates have been included for such securities.
(5)
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
(7)
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
(11)
The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(12)
The Company sold a participating interest of the portfolio company’s second lien senior secured loan and unsecured debt. As the transaction did not qualify for sale accounting in accordance with GAAP (as defined below), the Company recorded a corresponding $2,095 secured borrowing at fair value, which is included in “secured borrowings” in the accompanying Consolidated Statements of Financial Condition. As of December 31, 2025, the interest rate in effect for the secured borrowing was 16.15% and S + 15% PIK for the second lien senior secured loan and unsecured debt, respectively. See Note 2 "Significant Accounting Policies".
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
(16)
The annualized seven-day yield as of December 31, 2025 is 3.67%.

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

	For the Years Ended December 31,
	2025	2024	2023
Prepayment premiums	$253	$—	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$1,505	$977	$763

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2025, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 9.9% and 7.1% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2024, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 13.4% and 4.9% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (in such capacity the "Custodian"). As of December 31, 2025 and December 31, 2024, the Company held an aggregate cash balance of $7,396 and $79,248.

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

New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the consolidated financial statements. This ASU is effective for the annual periods beginning in January 2027, and interim periods beginning in January 2028 under a prospective approach. Early adoption and retrospective application are permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the Company’s financial condition, results of operation or cash flows.

3. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Overview

On April 11, 2016, the Company entered into an investment advisory and management agreement (the “Former Investment Advisory Agreement”) with the Investment Adviser. The Former Investment Advisory Agreement remained in effect until December 16, 2024. On December 17, 2024, the Company entered into an amended and restated investment advisory and management agreement (the “Investment Advisory Agreement”) with the Investment Advisor. The Investment Advisory Agreement will remain in full force and effect so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the Independent Directors in accordance with the requirements of the Investment Company Act, and (b) a vote of a majority of the Board of Directors or a majority of the Company's outstanding voting securities, as defined in the Investment Company Act. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Board of Directors or by vote of a majority of the Company’s outstanding voting securities, on the one hand, or by the Investment Adviser, on the other hand. The Investment Advisory Agreement will also automatically terminate in the event of its assignment (as defined in the Investment Company Act).

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

For the years ended December 31, 2024 and 2023, Former Management Fees amounted to $4,974 and $6,171.

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

For the years ended December 31, 2024 and 2023, the Company accrued Former Incentive Fees of $(16,125) and $9,230.

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

For the years ended December 31, 2024 and 2023, there were no reimbursements from the Investment Adviser pursuant to this provision.

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

For the years ended December 31, 2025 and 2024, Management Fees amounted to $3,184, and $144. As of December 31, 2025, $737 remained payable.

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

For the years ended December 31, 2025 and 2024, the Company accrued Incentive Fees of $3,299, and $4,420. As of December 31, 2025, $4,904 was payable in accordance with the terms of the Investment Advisory Agreement and $2,413 remains unvested.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding the Management Fee, the Incentive Fee, organizational and start-up expenses, and leverage-related expenses (including among other things, participation-related expenses)) shall not exceed an amount equal to $4,250, provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap.

For the year ended December 31, 2025, there were no reimbursements from the Investment Adviser pursuant to this provision.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (in such capacity the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as it determines to be commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s Custodian.

For the years ended December 31, 2025, 2024 and 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $728, $507 and $567. As of December 31, 2025, $193 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (in such capacity the “Transfer Agent”), registrar and disbursing agent. Transfer Agent fees are included in the Consolidated Statements of Operations as Other general and administrative expenses.

For the years ended December 31, 2025, 2024 and 2023, the Company incurred expenses for services provided by the Transfer Agent of $49, $99 and $74. As of December 31, 2025, $8 remained payable.

Affiliates

The table below presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Year Ended December 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$288	$411,703	$(272,147)	$—	$—	$139,844	$2,893
Elah Holdings, Inc.	3,354	—	—	—	—	3,354	—
Total Non-Controlled Affiliates	$3,642	$411,703	$(272,147)	$—	$—	$143,198	$2,893
For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$53,866	$523,241	$(576,819)	$—	$—	$288	$2,437
Collaborative Imaging, LLC (dba Texas Radiology Associates)	2,526	—	(2,505)	605	(626)	—	52
Elah Holdings, Inc.	3,354	—	—	—	—	3,354	—
Total Non-Controlled Affiliates	$59,746	$523,241	$(579,324)	$605	$(626)	$3,642	$2,489

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of December 31, 2025 and December 31, 2024, there were $260 and $1,359, respectively, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	December 31, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$206,561	$204,984	$474,874	$419,988
1st Lien/Last-Out Unitranche	88,142	86,354	144,131	142,219
2nd Lien/Senior Secured Debt	21,917	28,835	20,473	16,934
Unsecured Debt	13,530	—	13,531	—
Preferred Stock	10,572	5,728	4,833	—
Common Stock	7,409	3,354	4,586	3,354
Warrants	1,234	—	1,233	—
Total	$349,365	$329,255	$663,661	$582,495

The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	December 31, 2025		December 31, 2024
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Hotels, Restaurants & Leisure	18.3%	18.9%	10.5%	17.5%
Wireless Telecommunication Services	14.2	14.7	7.8	13.0
IT Services	9.7	10.0	5.3	8.9
Software	8.0	8.2	6.8	11.3
Consumer Staples Distribution & Retail	8.0	8.2	4.5	7.4
Ground Transportation	7.1	7.3	3.7	6.1
Entertainment	6.2	6.4	3.8	6.2
Specialty Retail	5.8	6.0	3.3	5.5
Interactive Media & Services	5.4	5.6	7.8	13.0
Building Products	4.8	4.9	1.0	1.7
Commercial Services & Supplies	4.5	4.6	2.5	4.2
Beverages	4.0	4.1	1.9	3.2
Consumer Finance	3.0	3.1	1.7	2.8
Capital Markets	1.0	1.1	0.6	1.0
Financial Services	—	—	14.4	24.0
Air Freight & Logistics	—	—	4.4	7.3
Professional Services	—	—	3.6	6.1
Chemicals	—	—	5.9	9.8
Diversified Consumer Services	—	—	5.8	9.7
Household Products	—	—	2.8	4.7
Household Durables	—	—	1.9	3.1
Total	100.0%	103.1%	100.0%	166.5%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	December 31, 2025	December 31, 2024
United States	100.0%	100.0%
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in First Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of December 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$204,984	Discounted cash flows	Discount Rate	8.9% - 17.8%	10.4%
1st Lien/Last-Out Unitranche	$51,336	Discounted cash flows	Discount Rate	8.2% - 11.9%	10.5%
	$7,506	Comparable multiples	EV/EBITDA(6)	—	8.7x
2nd Lien/Senior Secured Debt	$13,062	Discounted cash flows	Discount Rate	19.3% - 23.6%	22.2%
	$15,773	Comparable multiples	EV/EBITDA(6)	—	8.5x
Equity
Preferred Stock	$5,728	Discounted cash flows	Discount Rate	—	20.6%
Common Stock	$3,354	Discounted cash flows	Discount Rate	—	28.5%

As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$196,725	Discounted cash flows	Discount Rate	8.3% - 30.1%	11.0%
	$15,152	Collateral analysis	Recovery Rate	17.5% - 100.0%	98.6%
	$38,096	Comparable multiples	EV/Revenue	1.0x - 2.5x	1.8x
1st Lien/Last-Out Unitranche	$65,492	Discounted cash flows	Discount Rate	—	13.6%
2nd Lien/Senior Secured Debt	$11,119	Discounted cash flows	Discount Rate	13.2% - 20.1%	17.8%
	$5,815	Comparable multiples	EV/EBITDA(6)	—	8.5x
Equity
Common Stock	$3,354	Discounted cash flows	Discount Rate	—	29.0%

(1)
As of December 31, 2025, included within Level 3 assets of $329,255 is an amount of $27,512 for which the Investment adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and transaction prices). The income approach was used in the determination of fair value for $269,382 or 84.1% of Level 3 bank loans, corporate debt, and other debt obligations.
(2)
As of December 31, 2024, included within Level 3 assets of $582,495 is an amount of $246,742 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and transaction prices). The income approach was used in the determination of fair value for $273,336 or 47.2% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	December 31, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$204,984	$204,984	$—	$—	$419,988	$419,988
1st Lien/Last-Out Unitranche	—	—	86,354	86,354	—	—	142,219	142,219
2nd Lien/Senior Secured Debt	—	—	28,835	28,835	—	—	16,934	16,934
Unsecured Debt	—	—	—	—	—	—	—	—
Preferred Stock	—	—	5,728	5,728	—	—	—	—
Common Stock	—	—	3,354	3,354	—	—	3,354	3,354
Warrants	—	—	—	—	—	—	—	—
Affiliated Money Market Fund	139,844	—	—	139,844	288	—	—	288
Total assets	$139,844	$—	$329,255	$469,099	$288	$—	$582,495	$582,783

The table below presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2025
1st Lien/Senior Secured Debt	$419,988	$36,491	$(59,274)	$53,308	$(248,157)	$2,628	$—	$—	$204,984	$(1,499)
1st Lien/Last-Out Unitranche	142,219	11,439	—	124	(68,160)	732	—	—	86,354	(1,774)
2nd Lien/Senior Secured Debt	16,934	1,548	—	10,457	—	(104)	—	—	28,835	10,457
Unsecured Debt	—	—	—	—	—	—	—	—	—	1
Preferred Stock	—	5,738	—	(10)	—	—	—	—	5,728	(11)
Common Stock	3,354	4,055	(1,232)	(2,823)	—	—	—	—	3,354	(4,055)
Warrants	—	—	—	—	—	—	—	—	—	(1)
Total assets	$582,495	$59,271	$(60,506)	$61,056	$(316,317)	$3,256	$—	$—	$329,255	$3,118
For the Year Ended December 31, 2024
1st Lien/Senior Secured Debt	$303,646	$301,794	$(16,549)	$(39,668)	$(130,626)	$1,391	$—	$—	$419,988	$(44,061)
1st Lien/Last-Out Unitranche	64,838	76,793	—	477	(205)	316	—	—	142,219	477
2nd Lien/Senior Secured Debt	52,753	2,611	—	5,941	(44,871)	500	—	—	16,934	6,221
Unsecured Debt	19,344	1,262	—	(11,528)	(8,873)	(205)	—	—	—	(13,877)
Preferred Stock	3,086	—	2,158	(1,590)	(3,654)	—	—	—	—	—
Common Stock	5,880	—	605	(626)	(2,505)	—	—	—	3,354	—
Warrants	80	—	(105)	25	—	—	—	—	—	1
Total assets	$449,627	$382,460	$(13,891)	$(46,969)	$(190,734)	$2,002	$—	$—	$582,495	$(51,239)

(1)
Purchases may include PIK, capitalized fees, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2025 and December 31, 2024, approximates its carrying value because the JPM Term Loan Facility has variable interest based on selected short-term rates and the JPM Revolving Credit Facility had variable interest based on selected short-term rates. All amounts outstanding under the JPM Revolving Credit Facility were fully repaid on May 8, 2024 and the JPM Revolving Credit Facility was terminated effective May 31, 2024.

6. DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). The JPM Revolving Credit Facility was fully repaid on May 8, 2024 and was terminated effective May 31, 2024. As of December 31, 2025, $148,432 in principal amount was outstanding under the JPM Term Loan Facility. As of December 31, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 315% and 219%.

The Company’s outstanding debt was as follows:

	December 31, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Term Loan Facility	$170,300	$21,868	$148,432	$293,132	$—	$293,132

The weighted average interest rates of the aggregate borrowings outstanding for the years ended December 31, 2025 and 2024 were 6.76% and 7.53%. The weighted average debt of the aggregate borrowings outstanding for the years ended December 31, 2025 and 2024 were $211,962 and $25,502.

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

The table below presents summary information regarding the JPM Revolving Credit Facility:

	For the Years Ended December 31,
	2025	2024	2023
Borrowing interest expense	$—	$1,074	$8,846
Facility fees	—	15	79
Amortization of financing costs	—	619	923
Total	$—	$1,708	$9,848
Weighted average interest rate	—%	7.96%	8.10%
Average outstanding balance	$—	$13,488	$109,240

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

SPV II’s obligations to the lenders under the JPM Term Loan Facility are secured by a first priority security interest in all of SPV II’s portfolio of investments and cash. The obligations of SPV II under the JPM Term Loan Facility are non-recourse to the Company, and its exposure under the JPM Term Loan Facility is limited to the value of its investment in SPV II, subject to certain indemnification obligations.

The JPM Term Loan Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Term Loan Facility contains customary events of default for similar financing transactions, including if a change of control of SPV II occurs or if the Company were no longer the portfolio manager of SPV II. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Term Loan Facility immediately due and payable. As of December 31, 2025, the Company and SPV II were in compliance with these covenants.

Costs of $1,006 were incurred in connection with obtaining and amending the JPM Term Loan Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition, and amortized over the life of the JPM Term Loan Facility using the straight-line method. As of December 31, 2025, outstanding deferred financing costs were $649.

The table below presents summary information regarding the JPM Term Loan Facility:

	For the Years Ended December 31,
	2025	2024	2023
Borrowing interest expense	$14,325	$846	$—
Facility fees	160	—	—
Amortization of financing costs	494	12	—
Total	$14,979	$858	$—
Weighted average interest rate	6.76%	7.04%	—
Average outstanding balance	$211,962	$12,014	$—

7. DERIVATIVES

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) or a similar agreement with its derivative counterparties. An ISDA Master Agreement is a bilateral agreement between the Company and a counterparty that governs bilateral uncleared OTC derivatives, including foreign currency forward contracts, and typically contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.

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

For the years ended December 31, 2025, and 2024, the Company’s average USD notional exposure to foreign currency forward contracts was $0 and $1,462.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Years Ended December 31,
	2025	2024	2023
Net realized gain (loss) on foreign currency forward contracts	$—	$(174)	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	—	178	(28)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$—	$4	$(28)

8. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2025				December 31, 2024
	Capital Commitments	Unfunded Capital Commitments		% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Units	$162,882	$43,473	(1)	73%	$162,882	$19,093	88%

(1) See Note 9 Members Capital - Special Distribution for further information.

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of December 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	December 31, 2025	December 31, 2024
1st Lien/Senior Secured Debt
CDM Fitness Holdings, LLC	$1,083	$1,424
Good Feet Worldwide LLC	1,112	1,112
HAI Hospitality, Inc.	5,998	5,998
Keystone Purchaser LLC (dba Bridgeway)	545	2,342
Marquis Software Solutions Inc	171	494
PF Atlantic Holdco 2, LLC	1,539	1,539
Streamland Media Midco LLC	404	—
SugarCRM Inc.	2,128	2,128
VRC Companies, LLC (dba Vital Records Control)	443	443
Celero Commerce LLC	—	947
Convenient Payments Acquisition, Inc. (dba IntelliPay)	—	881
CorePower Yoga LLC	—	432
Curio Brands, LLC	—	1,426
Igloo Inc.	—	215
ITS Buyer Inc (dba ITS Logistics)	—	4,613
Sleep OpCo LLC (dba Helix Sleep)	—	1,373
Splash Car Wash Inc	—	1,402
StreetMasters Intermediate, Inc.	—	1,069
Total 1st Lien/Senior Secured Debt	$13,423	$27,838
1st Lien/Last-Out Unitranche
K2 Towers II, LLC	$939	$1,566
Octagon Towers LLC	92	194
Peppertree Towers LLC	1,053	1,218
Total 1st Lien/Last-Out Unitranche	$2,084	$2,978
2nd Lien/Senior Secured Debt
Wine.com, LLC	$480	$480
Total 2nd Lien/Senior Secured Debt	$480	$480
Total	$15,987	$31,296

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

9. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the years ended December 31, 2025 and 2023.

The following table summarizes the total Units issued and proceeds related to capital drawdowns for the year ended December 31, 2024:

Unit Issue Date	Units Issued	Proceeds Received
December 20, 2024	124,735	$3,000
Total Capital drawdowns	124,735	$3,000

Distributions

The table below reflects the distributions declared on the Company’s Units for the years ended December 31, 2025, 2024 and 2023.

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Year Ended December 31, 2025
February 26, 2025	April 2, 2025	May 2, 2025	$0.59
June 6, 2025	June 9, 2025	June 12, 2025	$1.64	(1)
June 25, 2025	June 25, 2025	June 27, 2025	$1.44	(2)
May 7, 2025	July 2, 2025	July 31, 2025	$0.43	(2)
For the Year Ended December 31, 2024
February 27, 2024	April 2, 2024	May 8, 2024	$2.11	(2)
May 1, 2024	July 2, 2024	August 5, 2024	$9.00	(2)
August 8, 2024	October 2, 2024	November 4, 2024	$0.62	(2)
November 7, 2024	December 31, 2024	January 30, 2025	$0.36
For the Year Ended December 31, 2023
August 1, 2023	August 1, 2023	August 15, 2023	$2.06
November 8, 2023	November 9, 2023	November 20, 2023	$1.40
November 1, 2023	December 29, 2023	January 31, 2024	$1.27

(1) $0.08 is considered a return of capital distribution.

(2) Return of capital distribution.

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

10. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Years Ended December 31,
	2025	2024	2023

Net increase (decrease) in Members’ Capital from operations	$30,807	$(13,539)	$52,302
Weighted average Units outstanding	14,884,897	10,858,864	10,687,877
Basic and diluted earnings (loss) per Unit	$2.07	$(1.25)	$4.89

Diluted earnings (loss) per Unit equal basic earnings (loss) per Unit because there were no Unit equivalents outstanding during the period presented.

11. TAX INFORMATION

The below table presents the tax character of distributions:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Distributions paid from:
Ordinary Income	$32,099	$5,385	$50,579
Net Long-Term Capital Gains	—	—	—
Total Taxable Distributions	$32,099	$5,385	$50,579
Tax Return of Capital	$29,015	$125,320	$—

As of the dates indicated, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Undistributed Ordinary Income—net	$—	$—	$27
Undistributed Long-Term Capital Gains	—	—	—
Total Undistributed Earnings	$—	$—	$27
Capital Loss Carryforward: (1)
Perpetual Short-Term	$(3,074)	$—	$(33)
Perpetual Long-Term	(110,251)	(58,822)	(42,892)
Timing Differences (Organizational Costs/Incentive Fees/Late Year Ordinary Loss Deferral/Post-October Loss Deferral/ 852(b)(7) Dividend)	(2,549)	(19,492)	(78,572)
Unrealized Earnings (Losses)—net	(22,529)	(77,982)	(21,616)
Total Accumulated Earnings (Losses)—net	$(138,403)	$(156,296)	$(143,086)

(1)
For the years ended December 31, 2025, 2024 and 2023, the Company did not utilize any capital losses.

The Company's ability to utilize its capital loss carryforwards is subject to an annual limitation under section 382 of the Code.

As of the dates indicated, the Company’s aggregate unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Tax cost	$492,612	$661,891	$545,083
Gross unrealized appreciation	7,905	3,633	6,412
Gross unrealized depreciation	(30,434)	(81,615)	(28,028)
Net unrealized investment appreciation on investments	$(22,529)	$(77,982)	$(21,616)

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to net mark to market gains/(losses) on foreign currency contracts and differences in the tax treatment for material modification of debt securities.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses, net operating losses, return of capital distributions, and differences in the tax treatment of underlying fund investments. For the years ended December 31, 2025, 2024 and 2023, the Company reclassified $(2,319) $(34,254), and $(294), respectively, from total distributable earnings to Units.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	December 31, 2025	December 31, 2024	December 31, 2023
Net increase (decrease) in members' capital resulting from operations	$30,807	$(13,539)	$52,302
Adjustments:
Net unrealized loss (gain) on investments and foreign currency forward contracts and translations	$(60,914)	$49,258	$(57,505)
Income not currently taxable	19,186	(365)	295
Income for tax but not for book	—	178	223
Expenses not currently deductible	—	—	9,231
Expenses for tax but not for book	(1,631)	(52,916)	(325)
Realized gain (loss) differences	(63,316)	(47,517)	3,460
Taxable income net of capital loss carryforward	$(75,868)	$(64,901)	$7,681
Capital loss carryforward	$113,325	$58,823	$42,925
Nondeductible net investment loss	$—	$6,078	$—
Taxable income(1)	$37,457	$-	$50,606

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

12. FINANCIAL HIGHLIGHTS

The table below presents the schedule of financial highlights of the Company:

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022		December 31, 2021
Per Unit Data:(1)
NAV, beginning of period	$23.49	$37.92	$37.76	$54.79		$75.76
Net investment income	2.04	4.34	4.01	4.79		5.29
Net realized and unrealized gains (losses)(2)	0.03	(5.55)	0.86	(6.85)		1.69
(Provision) benefit for taxes on realized and unrealized gains (losses) on investments	—	0.02	0.02	—	(3)	(0.01)
Net increase (decrease) in Members' Capital from operations(2)	2.07	(1.19)	4.89	(2.06)		6.97
Discount in connection with Merger	—	(1.15)	—	—		—
Distributions recorded:
From return of capital	(1.95)	(11.73)	—	(10.73)		(23.41)
From net investment income	(2.15)	(0.36)	(4.73)	(4.24)		(4.53)
Total distributions recorded	(4.10)	(12.09)	(4.73)	(14.97)		(27.94)
Total increase (decrease) in Members' Capital	(2.03)	(14.43)	0.16	(17.03)		(20.97)
NAV, end of period	$21.46	$23.49	$37.92	$37.76		$54.79
Units outstanding, end of period	14,884,897	14,884,897	10,687,877	10,687,877		10,687,877
Weighted average units outstanding	14,884,897	10,858,864	10,687,877	10,687,877		10,687,877
Total return based on NAV(4)	8.81%	(6.17)%	12.95%	(3.76)%		9.20%
Supplemental Data/Ratio:
Members’ Capital, end of period	$319,403	$349,710	$405,334	$403,611		$585,604
Ratio of expenses (without incentive fees and interest and other debt expenses) to average Members’ Capital	1.57%	3.03%	2.08%	1.99%		1.86%
Ratio of interest and other debt expenses to average Members’ Capital	4.56%	0.74%	2.37%	2.69%		2.32%
Ratio of incentive fees to average Members’ Capital	1.00%	(3.36)%	2.22%	(0.84)%		1.86%
Ratio of total expenses to average Members’ Capital	7.13%	0.41%	6.67%	3.84%		6.04%
Ratio of net investment income to average Members’ Capital	9.25%	13.53%	10.32%	11.11%		8.01%
Portfolio turnover	12%	50%	12%	7%		11%

(1)
The per Unit data was derived by using the weighted average Units outstanding during the applicable period, except for distributions recorded, which reflects the actual amount of distributions recorded per Unit for the applicable period.
(2)
The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.
(3)
Amount rounds to less than $0.01
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

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per Unit, including net investment income (if positive) for the period beginning January 1, 2026 through March 31, 2026, which will be payable on or about April 29, 2026 to Unitholders of record as of April 2, 2026.

Silver Capital Holdings LLC —Tax Information (unaudited)

During the year ended December 31, 2025, the Company designated 96.58% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

For the year ended December 31, 2025, the Company designated 100% of the dividends paid from net investment company taxable income as section 163(j) Interest Dividends.

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

The members of the GS Group Compensation Committee at the end of 2025 were Kimberley D. Harris (Chair), M. Michele Burns, John B. Hess, Kevin R. Johnson, Ellen J. Kullman, Lakshmi N. Mittal, and David A. Viniar (ex-officio). None of the members of the GS Group Compensation Committee was an employee of the firm. All members of the GS Group Compensation Committee were “independent” within the meaning of the New York Stock Exchange Rules and the firm’s Director Independence Policy.

The GS Group Compensation Committee has for several years recognized the importance of using an independent remuneration consultant that is appropriately qualified and that provides services solely to the GS Group Compensation Committee and not to the firm. The Compensation Committee continued to retain an independent remuneration consultant in 2025.

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

g. Total Remuneration

Staff remuneration for the financial period ending December 31, 2025:

Total remuneration for the financial year ending 31 December 2025 paid by the AIFM to 141 staff in respect of the management of the assets of the Company	US $621,215 made up of: • US $240,590 fixed remuneration • US $380,625 variable remuneration
Which includes:
(a) Remuneration paid by the AIFM to senior management	US $329,046
(b) Remuneration paid by the AIFM to other staff members whose actions have a material impact on the risk profile of the Company	US $292,169

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

In respect of the period ended December 31, 2025, there have been no material changes to the information listed in Article 23 of the Directive.

IV. Service Provider Not Previously Disclosed

Legal Counsel

Fried, Frank, Harris, Shriver & Jacobson LLP

One New York Plaza

New York, NY 10004

USA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Jaime Ardila, an Independent Director, serves as Chairperson (“Chair”) of the Board of Directors. The Board of Directors believes that it is in the best interests of Unitholders for Mr. Ardila to lead the Board of Directors because of his broad corporate background and experience with financial and investment matters, as described below. The Chair will generally act as a liaison between our management, officers and attorneys between meetings of the Board of Directors and presides over all executive sessions of the Independent Directors without management. The Board of Directors believes that its leadership structure is appropriate because the structure allocates areas of responsibility among the individual directors and the committees in a manner that enhances effective oversight. The Board of Directors also believes that its size creates an efficient corporate governance structure that provides opportunity for direct communication and interaction between management and the Board of Directors.

Board of Directors and Executive Officers

The current directors were appointed to their positions in April 2016, except for Susan McGee, who was appointed to the Board of Directors in June 2018, and each director will hold office until his or her death, resignation, removal or disqualification. In addition, our Board of Directors has adopted policies which provide that (a) no director shall hold office for more than 15 years and (b) a director shall retire as of December 31st of the calendar year in which he or she reaches his or her 75th birthday, unless a waiver of such requirement has been adopted by a majority of the other directors. These policies may be changed by the directors without a Unitholder vote.

Directors

Information regarding the members of the Board of Directors is as follows:

Name and Age (1)	Term of Office	Principal Occupation(s) During Past 5 Years	Other Directorships

Independent Directors

Jaime Ardila (70)	Chairperson of the Board of Directors since January 2017; Director since April 2016

Mr. Ardila is retired. He is Director, Accenture plc (2013–Present); Director, Nexa Resources (2019–Present); and Director, Grupo Energía Bogotá (GEB) (2024–Present). Formerly, he was Director of Ecopetrol (2016–2019) and held senior management positions with General Motors Company (an automobile manufacturer) (1984–1996 and 1998–2016), most recently as Executive Vice President and President of General Motors’ South America region (2010–2016).

Director—GS BDC and GS Credit; Chairperson of the Board of Directors—the Company, GS PMMC II and PSLF.

Accenture plc (a management consulting services company); Nexa Resources (a mining company); Grupo Energía Bogotá (an electric utility company); GS BDC; GS PMMC II; PSLF; GS Credit

Richard A. Mark (72)	Director since December 31, 2025

Mr. Mark is retired. He is Director, Viatris Inc. (2020–Present) and Director, Home Centered Care institute (2021–Present). He was formerly Director, Almost Home Kids (2016–2021); Director, Mylan N.V. (2019–2020).

Director—the Company, GS BDC, GS PMMC II, PSLF, GS Credit, and West Bay.

Viatris Inc.; Home Centered Care Institute; GS BDC; GS PMMC II; PSLF; GS Credit; and West Bay
Susan B. McGee (66)	Director since June 2018

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

Director—the Company, GS BDC, GS PMMC II, PSLF and GS Credit.

ETTL Engineers and Consultants Inc.; HIVE Digital Technologies Ltd; GS BDC; GS PMMC II; PSLF; GS Credit

Interested Director*

Katherine (“Kaysie”) P. Uniacke (65)	Director since April 2016

Ms. Uniacke is Chair of the Board, Goldman Sachs Asset Management International (2013–Present) and Advisory Director, Goldman Sachs (2013–Present). She was formerly Director, Goldman Sachs Dublin and Luxembourg family of funds (2013–2023).

Director—the Company, GS BDC, GS PMMC II, PSLF, GS Credit and West Bay.

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

(1) Each director may be contacted by writing the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

Executive Officers

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Vivek Bantwal	48	Co-Chief Executive Officer
David Miller	56	Co-Chief Executive Officer
Tucker Greene	50	President and Chief Operating Officer
Stanley Matuszewski	39	Chief Financial Officer and Treasurer
John Lanza	55	Principal Accounting Officer
Julien Yoo	54	Chief Compliance Officer
Caroline Kraus	48	Chief Legal Officer and Secretary
Justin Betzen	45	Vice President
Greg Watts	49	Vice President
Jennifer Yang	42	Vice President
Matthew Carter	39	Vice President

The address for each executive officer is c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282. Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

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

Richard A. Mark. Mr. Mark is retired. Mr. Mark has served on the Board of Directors, as a member of the Governance and Nominating Committee, Compliance Committee, Contract Review Committee and as the Chair of the Audit Committee of the Company, PSLF and West Bay since December 2025. Since August 2025, he has served on the Board of Directors of PMMC II, and effective December 31, 2025, he began serving as Chair of the Audit Committee and a member of the Governance and Nominating Committee, the Compliance Committee and the Contract Review Committee of PMMC II. Mr. Mark also serves on the Board of Directors, as Chair of the Audit Committee, and a member of the Governance and Nominating Committee, the Compliance Committee and the Contract Review Committee of GS BDC and GS Credit. Prior to his retirement in 2015, Mr. Mark was a partner at Deloitte & Touche LLP, most recently leading the corporate development function of the advisory business of Deloitte. Mr. Mark began his career at Arthur Andersen & Co. and held various positions with Arthur Andersen, including audit partner, before joining Deloitte in 2002. Since November 2020, Mr. Mark has served on the Board of Directors of Viatris Inc. (“Viatris”), a global pharmaceuticals company. Prior to the closing of the transaction that combined Mylan N.V. and Pfizer Inc.’s off-patent branded and generic established medicines business, which resulted in the formation of Viatris, Mr. Mark served on the Board of Directors of Mylan N.V. from June 2019 until November 2020. Mr. Mark also served from July 2015 until August 2016 as chairperson of the board of directors and as a member of the audit committee of Katy Industries, Inc., a manufacturer, importer and distributor of commercial cleaning and consumer storage products. Since December 2021, Mr. Mark has served on the Board of Directors of the Home Centered Care Institute, a nonprofit organization focused on scaling home-based primary care. From May 2016 to December 2021, Mr. Mark served as a director of Almost Home Kids, an affiliate of Lurie Children’s Hospital of Chicago, which provides care to children with complicated health needs. Mr. Mark is a certified public accountant. Based on the foregoing, Mr. Mark is experienced with accounting, financial and investment matters, which we believe makes him well qualified to serve on the Board of Directors.

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

Interested Director:

Kaysie Uniacke. Ms. Uniacke is the sole interested director on the Board and has served in such capacity since April 2016. Ms. Uniacke is the chair of the board of Goldman Sachs Asset Management International, serves on the boards of GS BDC, GS PMMC II, PSLF, GS Credit and West Bay; and is an advisory director to GS Group Inc. Previously, she was global chief operating officer of GSAM’s portfolio management business until 2012 and served on the Investment Management Division Client and Business Standards Committee. Prior to this, she was president of Goldman Sachs Trust, the GS mutual fund family, and was head of the Fiduciary Management business within Global Manager Strategies, responsible for business development and client service globally. Earlier in her career, Ms. Uniacke managed GSAM’s U.S. and Canadian Distribution groups. In that capacity, she was responsible for overseeing all North American institutional and third-party sales channels, marketing and client service functions, for which client assets exceeded $200 billion. Before that, Ms. Uniacke was head of GSAM’s Global Cash Services business, where she was responsible for overseeing the management of assets exceeding $100 billion. Ms. Uniacke worked at Goldman Sachs from 1983 to 2012, where she was named managing director in 1997 and partner in 2002. Based on the foregoing, Ms. Uniacke is experienced with financial and investment matters, which we believe makes her well qualified to serve on the Board of Directors.

Executive Officers who are not Directors:

Vivek Bantwal. Mr. Bantwal has served as Co-Chief Executive Officer of the Company and each of GS BDC, GS PMMC II, PSLF, GS Credit and West Bay since August 2025, and also serves as global co-head of Private Credit within Goldman Sachs Asset Management, L.P. (together with The Goldman Sachs Group, Inc., Goldman Sachs & Co. LLC and their subsidiaries and affiliates, “Goldman Sachs”). He joined Goldman Sachs in 1999, was named managing director in 2007, and partner in 2012. Mr. Bantwal serves as a member of the Private Credit Investment Committee, Asset Management Investment Grade Private Credit and Asset Finance Investment Committee, and the Firmwide Conduct Committee. He previously held the role of Global Head of the Financing Group within Investment Banking and co-chaired the Firmwide Capital Committee. Before that, he was Chief Operating Officer of the Global Markets Division. Earlier in his career, Mr. Bantwal co-headed the Americas Credit Finance Group, where he managed the firm’s Leveraged Finance and Structured Finance businesses. Mr. Bantwal also contributes to several organizations, including serving on the Undergraduate Executive Board of the Wharton School at the University of Pennsylvania, the Leadership Council of the Mindich Child Health and Development Institute at Mount Sinai, and the board of the American India Foundation. Mr. Bantwal earned a BS in Economics from the Wharton School of the University of Pennsylvania.

David Miller. Mr. Miller is the Co-Chief Executive Officer of the Company and has served in such capacity since March 2022. Mr. Miller is also the Co-Chief Executive Officer of GS BDC, GS PMMC II, PSLF, GS Credit and West Bay. Mr. Miller is co-head of the Goldman Sachs Asset Management Private Credit Team in the Americas. He has spent his nearly 30 year career as an investor in middle market companies and has originated billions of dollars in commitments across all industries to companies in various stages of the lifecycle. In 2004, he co-founded Goldman Sachs’ middle market origination effort investing primarily firm capital and has led that business since 2013. Prior to joining Goldman Sachs in 2004, Mr. Miller was senior vice president of originations for GE Capital, where he was responsible for structuring and originating loans in the media and telecommunications sectors. Previously, Mr. Miller was a director at SunTrust Bank, responsible for originating and managing a portfolio of middle market loans. Mr. Miller was named managing director in 2012 and partner in 2014.

Tucker Greene. Mr. Greene has served as the President of the Company since August 2025, and Chief Operating Officer of the Company since May 2023. Mr. Greene is also the President and Chief Operating Officer of GS BDC, GS PMMC II, PSLF, GS Credit and West Bay. Mr. Greene previously served as a vice president of GS BDC, GS PMMC II, PSLF and GS Credit. He is also a managing director in the Goldman Sachs Asset Management Private Credit Team. He is a senior portfolio manager focused on fund management. Prior to his current role, Mr. Greene was a senior originator and underwriter in Goldman Sachs Asset Management Private Credit. Mr. Greene joined Goldman Sachs in 2004 in the Specialty Lending Group, primarily investing firm capital in directly originated middle market loans. Prior to joining Goldman Sachs, Mr. Greene worked at GE Capital, focusing on underwriting loans in the media and telecommunications sector. Mr. Greene was named managing director in 2021.

Stanley Matuszewski. Mr. Matuszewski is the chief financial officer and treasurer of the Company and has served in such capacity since November 2023. Mr. Matuszewski also is the chief financial officer and treasurer of GS BDC, GS PMMC II, PSLF, GS Credit and West Bay. He is also a managing director in Private Credit within Goldman Sachs Asset Management. Prior to his current role, he managed the Business Development Companies Asset Management Product Controllers team, which is responsible for valuation oversight. Prior to joining Goldman Sachs & Co. LLC in 2013, he worked at Morgan Stanley in the Valuation Review Group.

John Lanza. Mr. Lanza is the principal accounting officer of the Company and has served in such capacity since November 2023. Mr. Lanza is also the principal accounting officer of GS BDC, GS PMMC II, PSLF and GS Credit. Mr. Lanza has held several positions with GSAM. Mr. Lanza currently manages the Business Development Companies and Direct Hedge Funds Asset Management Fund Controllers teams, which are responsible for accounting and financial reporting oversight. He previously served as the head of Operational Risk and Governance in the Consumer and Wealth Management Division. Prior to that, Mr. Lanza was the global head of Regulatory Reform and Control Oversight and before that he managed the GSAM Alternative Investments Global Fund Services Group.

Julien Yoo. Ms. Yoo is the chief compliance officer of the Company and has served in such capacity since June 2019. Ms. Yoo is also the Managing Director of GSAM Compliance, Head of the U.S. Regulatory Compliance team with GSAM Compliance, and Chief Compliance Officer of GS BDC, GS PMMC II, PSLF, GS Credit and West Bay. Ms. Yoo joined Goldman Sachs in 2013. Prior to joining Goldman Sachs, Ms. Yoo was a Vice President in the legal department of Morgan Stanley Investment Management. Prior to joining Morgan Stanley, she was an associate at Shearman & Sterling, LLP and at Swidler Berlin Shereff Friedman, LLP.

Caroline Kraus. Ms. Kraus is the chief legal officer and secretary of the Company and has served in such capacity since July 2017. Ms. Kraus is also a Managing Director and Senior Counsel at GSAM and the chief legal officer and secretary of GS BDC, GS PMMC II, PSLF, GS Credit and West Bay, as well as various other Goldman Sachs funds. Ms. Kraus joined Goldman Sachs in 2006. Prior to joining Goldman Sachs, she was an associate at Weil, Gotshal & Manges, LLP.

Justin Betzen. Mr. Betzen is a vice president of the Company and has served in such capacity since August 2022. Mr. Betzen is also a vice president of GS BDC, GS PMMC II, PSLF, GS Credit and West Bay. He is also a managing director and senior underwriter in Goldman Sachs Asset Management Private Credit in the Americas. Mr. Betzen initially joined Goldman Sachs in 2006 as an associate and rejoined the firm as a vice president in 2013. He was named managing director in 2019. Prior to rejoining the firm, Mr. Betzen worked at Newstone Capital Partners, where he focused on second lien, mezzanine and minority equity investing. Prior to initially joining Goldman Sachs, he worked at JPMorgan Chase in the Technology Corporate Banking Group, where he focused on software, services and payments companies.

Greg Watts. Mr. Watts is a vice president of the Company and has served in such capacity since August 2022. Mr. Watts is also a vice president of GS BDC, GS PMMC II, PSLF, GS Credit and West Bay. He also serves as head of underwriting and portfolio management for the Goldman Sachs Asset Management Private Credit Team in the Americas. He has spent greater than 20 years as a credit investor in middle market companies and has overseen billions of dollars of investments from origination to exit as well as a significant amount of experience in workouts and restructurings. Mr. Watts is a member of the Private Credit Investment Committee and the Private Credit Investment Subcommittee, which focuses on middle market lending primarily via the Goldman Sachs balance sheet. Mr. Watts joined Goldman Sachs in 2007 and was named managing director in 2015 and partner in 2022. Prior to joining Goldman Sachs, Mr. Watts spent five years with GE Capital’s Technology, Media and Telecom Finance Group as a senior vice president and risk team leader in underwriting and portfolio management. Before working at GE Capital, Mr. Watts was an associate at Investcorp International after beginning his career as an investment banking analyst in Salomon Smith Barney’s Mergers and Acquisitions Group.

Jennifer Yang. Ms. Yang is a vice president of the Company and has served in such capacity since August 2022. Ms. Yang is also a vice president of GS BDC, GS PMMC II, PSLF, GS Credit and West Bay. She is also a managing director in Credit Alternatives within Goldman Sachs Asset Management, with oversight of Healthcare. She is responsible for leading and managing the healthcare investment strategy and portfolio. Ms. Yang joined Goldman Sachs in 2018 as a vice president and was named managing director in 2021. Prior to joining Goldman Sachs, Ms. Yang was an executive director at Varagon Capital Partners, where she was responsible for structuring, executing and managing credit investments in the healthcare sector. Previously, she was a vice president at Fifth Street Asset Management, focused on healthcare deal execution.

Matthew Carter. Mr. Carter is a Vice President of the Company and has served in such capacity since February 2025. Mr. Carter is also a Vice President of GS BDC, GS PMMC II, PSLF, GS Credit and West Bay. Mr. Carter is a managing director and senior underwriter in Private Credit within Asset & Wealth Management at Goldman Sachs. He leads workout and restructuring activities for the U.S. direct lending business. Mr. Carter joined Goldman Sachs in 2014 as an associate in the Specialty Lending Group within the Special Situations Group and was named managing director in 2023. Prior to joining Goldman Sachs, Mr. Carter worked in the Investment Banking Division at Barclays Capital for five years and started his career in the Private Fund Investments Group at Lehman Brothers.

Committees of the Board of Directors

Audit Committee

The members of the Audit Committee are Mr. Ardila, Mr. Mark and Ms. McGee, each of whom is an Independent Director and meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act, and none will be an “interested person” of the Company (as defined in Section 2(a)(19) of the Investment Company Act). Mr. Mark is Chair of the Audit Committee. The Board of Directors and the Audit Committee have determined that Mr. Mark is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K under the Exchange Act. The Audit Committee is responsible for overseeing matters relating to the appointment and activities of our auditors, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by our independent public accountants. The Audit Committee is also responsible for aiding the Board of Directors in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available.

The Audit Committee held four formal meetings in 2025.

Governance and Nominating Committee

The members of the Governance and Nominating Committee are Mr. Ardila, Mr. Mark and Ms. McGee, each of whom is an Independent Director. Mr. Ardila serves as the Chair of the Governance and Nominating Committee. The Governance and Nominating Committee is responsible for identifying, researching and nominating Independent Directors for selection by the Board (and election by the Preferred Unitholders, if applicable), when necessary, selecting nominees to fill vacancies on the Board of Directors or a committee of the Board of Directors developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the Board of Directors and our management.

The Governance and Nominating Committee held two formal meetings in 2025.

Compliance Committee

The members of the Compliance Committee are Mr. Ardila, Mr. Mark and Ms. McGee, each of whom is an Independent Director. Mr. Ardila serves as Chair of the Compliance Committee. The Compliance Committee is responsible for overseeing our compliance processes, and insofar as they relate to services provided to the Company, the compliance processes of our Investment Adviser, any placement agents, the Administrator and the transfer agent, except that compliance processes relating to the accounting and financial reporting processes and certain related matters are overseen by the Audit Committee. In addition, the Compliance Committee provides assistance to the full Board of Directors with respect to compliance matters.

The Compliance Committee held four formal meetings in 2025.

Contract Review Committee

The members of the Contract Review Committee are Mr. Ardila, Mr. Mark and Ms. McGee, each of whom is an Independent Director. Mr. Ardila serves as Chair of the Contract Review Committee. The Contract Review Committee is responsible for overseeing the processes of the Board of Directors for reviewing and monitoring performance under the Investment Advisory Agreement and our placement agency (if any) and certain other agreements with our Investment Adviser and its affiliates. The Contract Review Committee also provides appropriate assistance to the Board of Directors in connection with the Board of Directors’ approval, oversight and review of our other service providers, including its custodian/accounting agent, transfer agents, printing firms and professional firms (other than the Company’s independent auditor, which is the responsibility of the Audit Committee).

The Contract Review Committee held one formal meeting in 2025.

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

Compensation of Directors

For the fiscal year ended December 31, 2025, each Independent Director was compensated with a $50,000 annual fee for his or her services as a director. In addition, the Chair earned an annual fee of $25,000 and the director designated as “audit committee financial expert” received an additional $10,000 for their additional services in such capacities. The Independent Directors are also reimbursed for travel and other expenses incurred in connection with attending meetings. No compensation will be paid to directors who are “interested persons,” as that term is defined in the Investment Company Act.

In addition, we purchase liability insurance on behalf of our directors. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry.

	Total Compensation From the Company for Fiscal Year 2025(1)	Total Compensation From the Goldman Sachs Fund Complex for Fiscal Year 2025(2)
Interested Director
Kaysie Uniacke	–	–
Independent Directors
Jaime Ardila(3)	$75,000	$485,000
Susan B.McGee	$50,000	$415,000
Former Independent Directors
Ross Kari (4)(5)	$60,000	$443,000

(1) The Company does not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from the Company.

(2) Reflects compensation earned during the year ended December 31, 2025. For purposes of the table, the Goldman Sachs Fund Complex includes GS BDC, PMMC II, Goldman Sachs Middle Market Lending Corp. II (prior to its merger with GS Credit in October 2025), PSLF and GS Credit.

(3) Includes compensation as Chair of the Board.

(4) Includes compensation as audit committee financial expert.

(5) Mr. Kari retired from the Board of Directors and all committees thereof, effective as of the close of business on December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 3, 2026, certain ownership information with respect to our Units for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding Units and all executive officers and directors, on an individual and group basis. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such Units.

Name and Address (1)	Type of Ownership	Number of Units Owned	Percentage
Interested Director
Kaysie Uniacke	—	—	—

Independent Directors
Jaime Ardila	—	—	—
Richard A. Mark	—	—	—
Susan B. McGee	—	—	—

Executive Officers
Vivek Bantwal	—	—	—
David Miller	—	—	—
Tucker Greene	—	—	—
Stanley Matuszewski	—	—	—
John Lanza	—	—	—
Caroline Kraus	—	—	—
Julien Yoo	—	—	—
Justin Betzen	—	—	—
Greg Watts	—	—	—
Jennifer Yang	—	—	—
Matthew Carter	—	—	—
All officers and directors as a group (15 persons)	—	—	—

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

For the year ended December 31, 2025, we paid GSAM a total of $3.81 million in fees pursuant to the Investment Advisory Agreement.

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

Co-Investment Opportunities

In certain circumstances, we can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On May 21, 2025, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants, which superseded the Prior Relief. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2025 and 2024 were $416,400 and $547,700, respectively.

Fees included in the audit fees category are those associated with the annual audits of financial statements, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit related fees were billed by PricewaterhouseCoopers LLP for the years ended December 31, 2025 and 2024.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2025 and 2024 were $1,352,891 and $1,306,615, respectively. These amounts represent fees PricewaterhouseCoopers LLP billed to GSAM for services related to the SSAE 18 report.

Tax Fees

No fees were billed by PricewaterhouseCoopers LLP for services rendered to the Company for tax compliance, tax advice and tax planning for the years ended December 31, 2025 and 2024.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2025 and 2024.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees,” and “Tax Fees” above, for the years ended December 31, 2025 and 2024.

Other than services reported under “Audit-Related Fees,” no other fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2025 and 2024.

Aggregate Non-Audit Fees

The aggregate fees billed for non-audit services to GSAM and its affiliates by PricewaterhouseCoopers LLP for services for the year ended December 31, 2025 was $19.0 million and for the year ended December 31, 2024 was $20.7 million.

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 72 of this annual report on Form 10-K.

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

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 814-01215), filed on February 20, 2020)

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

10.4.1

Amended and Restated Investment Management and Advisory Agreement, dated as of December 17, 2024, between the Company and Goldman Sachs Asset Management, L.P (incorporated by reference to Exhibit 10.4.1 to the Company’s Annual Report on Form 10-K (File No. 814-01215), filed on March 4, 2025).

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

10.6

Second Amendment to Loan and Security Agreement, dated as of June 9, 2025, by and among Goldman Sachs Private Middle Market Credit SPV II LLC, as borrower, the Company, as the parent and portfolio manager, the lenders party thereto, JPMorgan Chase Bank, National Association, as administrative agent, and State Street Bank and Trust Company, as collateral agent, securities intermediary and collateral administrator (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01215), filed on June 12, 2025).

14.1	Code of Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 814-01215), filed on February 20, 2020).

14.2	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K (File No. 814-01215), filed on February 25, 2021).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 814-01215), filed on March 4, 2025).

21.1*	Subsidiaries of Silver Capital Holdings LLC.

24.1*	Power of attorney (included on the signature page hereto).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER CAPITAL HOLDINGS LLC

Date: March 3, 2026	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: March 3, 2026	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: March 3, 2026	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)

Each person whose signature appears below constitutes and appoints Vivek Bantwal, David Miller, Stanley Matuszewski and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2025, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2026.

Signature	Title

/s/ Vivek Bantwal Vivek Bantwal	Co- Chief Executive Officer (Co-Principal Executive Officer)

/s/ David Miller David Miller	Co- Chief Executive Officer (Co-Principal Executive Officer)

/s/ Stanley Matuszewski Stanley Matuszewski	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ John Lanza John Lanza	Principal Accounting Officer

/s/ Jamie Ardilla Jamie Ardilla	Chairperson of the Board of Directors

/s/ Katherine Uniacke Katherine Uniacke	Director

/s/ Richard A. Mark Richard A. Mark	Director

/s/ Susan B. McGee Susan B. McGee	Director