Form 10-Q
period 2026-03-31
Silver Capital Holdings LLC
filed 2026-05-12
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 12, 2026, there were 14,884,897 limited liability company common units outstanding.

SILVER CAPITAL HOLDINGS LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report, because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Silver Capital Holdings LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $306,810 and $346,011)	$286,125	$325,901
Non-controlled affiliated investments (cost of $3,354 and $3,354)	3,354	3,354
Total investments, at fair value (amortized cost of $310,164 and $349,365)	$289,479	$329,255
Investments in affiliated money market fund (cost of $157,671 and $139,844)	157,671	139,844
Cash	27,915	7,396
Interest and dividends receivable	4,701	3,620
Deferred financing costs	561	649
Other assets	85	543
Total assets	$480,412	$481,307
Liabilities
Debt	$148,432	$148,432
Interest and other debt expenses payable	2,368	2,548
Management fees payable	746	737
Incentive fees payable	2,799	7,317
Secured borrowings	1,947	2,095
Accrued expenses and other liabilities	1,242	775
Total liabilities	$157,534	$161,904
Commitments and contingencies (Note 7)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Units (14,884,897 and 14,884,897 units issued and outstanding as of March 31, 2026 and December 31, 2025)	457,806	457,806
Distributable earnings (loss)	(134,928)	(138,403)
Total members’ capital	$322,878	$319,403
Total liabilities and members’ capital	$480,412	$481,307
Net asset value per unit	$21.69	$21.46

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$6,014	$15,506
Payment-in-kind income	678	2,321
Other income	29	193
From non-controlled affiliated investments:
Dividend income	1,298	76
Total investment income	$8,019	$18,096
Expenses:
Interest and other debt expenses	$2,385	$4,960
Management fees	746	882
Incentive fees	386	660
Professional fees	262	202
Directors’ fees	51	51
Other general and administrative expenses	326	284
Total expenses	$4,156	$7,039
Net investment income	$3,863	$11,057
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$(14,292)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(388)	10,294
Net realized and unrealized gains (losses)	$(388)	$(3,998)
Net increase (decrease) in members’ capital from operations	$3,475	$7,059
Weighted average units outstanding	14,884,897	14,884,897
Basic and diluted net investment income per unit	$0.26	$0.74
Basic and diluted earnings per unit	$0.23	$0.47

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025

Members’ capital at beginning of period	$319,403	$349,710
Increase (decrease) in members’ capital from operations:
Net investment income	$3,863	$11,057
Net realized gain (loss)	—	(14,292)
Net change in unrealized appreciation (depreciation)	(388)	10,294
Net increase (decrease) in members’ capital from operations	$3,475	$7,059
Total increase (decrease) in members’ capital	$3,475	$7,059
Members’ capital at end of period	$322,878	$356,769

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025

Cash flows from operating activities:
Net increase (decrease) in members’ capital from operations:	$3,475	$7,059
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(1,846)	(4,989)
Payment-in-kind interest capitalized	(679)	(2,467)
Investments in affiliated money market fund, net	(17,827)	(14,701)
Proceeds from sales of investments and principal repayments	42,403	74,827
Net realized (gain) loss on investments	—	14,292
Net change in unrealized (appreciation) depreciation on investments	388	(10,294)
Amortization of premium and accretion of discount, net	(638)	(1,039)
Amortization of deferred financing costs	88	82
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(1,081)	(1,027)
(Increase) decrease in other assets	458	(180)
Increase (decrease) in interest and other debt expenses payable	(180)	1,626
Increase (decrease) in management fees payable	9	(75)
Increase (decrease) in incentive fees payable	(4,518)	258
Increase (decrease) in accrued expenses and other liabilities	467	(1,462)
Increase (decrease) in payable for units subscribed	—	(6,315)
Net cash provided by operating activities	$20,519	$55,595
Cash flows from financing activities:
Distributions paid	$—	$(5,359)
Financing costs paid	—	(273)
Repayments of debt	—	(25,000)
Net cash provided by (used for) financing activities	$—	$(30,632)
Net (decrease) increase in cash	20,519	24,963
Cash, beginning of period	7,396	79,248
Cash, end of period	$27,915	$104,211
Supplemental and non-cash activities
Interest expense paid	$2,414	$3,251
Accrued but unpaid deferred financing cost	$—	$86
Exchange of investments	$—	$23,491

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of March 31, 2026

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(5)	Cost	Fair Value	Footnotes
Debt Investments - 87.8%
United States - 87.8%
1st Lien/Senior Secured Debt - 51.1%
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	8.92%	S + 5.25%	06/29/27	$14,793	$14,737	$14,756	(6) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.25%	06/29/27	443	(1)	(1)	(6) (8) (9)
Marquis Software Solutions Inc	Consumer Finance	9.13%	S + 5.25%	11/29/26	9,050	8,921	7,919	(7) (8)
Marquis Software Solutions Inc	Consumer Finance	9.13%	S + 5.25%	11/29/26	1,076	889	770	(7) (8) (9)
Marquis Software Solutions Inc	Consumer Finance	9.13%	S + 5.25%	11/29/26	373	368	327	(7) (8)
CDM Fitness Holdings, LLC	Consumer Staples Distribution & Retail	10.07%	S + 6.25%	06/17/26	25,800	25,762	25,671	(7) (8)
CDM Fitness Holdings, LLC	Consumer Staples Distribution & Retail		S + 6.25%	06/17/26	1,083	(2)	(5)	(7) (8) (9)
CDM Fitness Holdings, LLC	Consumer Staples Distribution & Retail	10.07%	S + 6.25%	06/17/26	538	537	535	(7) (8)
Streamland Media Midco LLC	Entertainment	9.46%	S + 5.50% (Incl. 1.00% PIK)	04/02/29	11,473	11,314	10,785	(6) (8)
Streamland Media Midco LLC	Entertainment	9.17%	S + 5.50% (Incl. 1.00% PIK)	04/02/29	2,268	1,764	1,763	(6) (8) (9)
Streamland Media Midco LLC	Entertainment	9.46%	S + 5.50% (Incl. 1.00% PIK)	04/02/29	1,619	1,619	1,522	(6) (8)
Keystone Purchaser LLC (dba Bridgeway)	Ground Transportation	9.77%	S + 5.75%	05/07/27	19,153	19,057	18,961	(7) (8)
Keystone Purchaser LLC (dba Bridgeway)	Ground Transportation	9.77%	S + 5.75%	05/07/27	2,563	2,551	2,537	(7) (8)
Keystone Purchaser LLC (dba Bridgeway)	Ground Transportation	9.92%	S + 5.75%	05/07/27	2,342	1,384	1,372	(7) (8) (9)
HAI Hospitality, Inc.	Hotels, Restaurants & Leisure	9.27%	S + 5.50%	12/06/28	9,270	9,206	9,177	(7) (8)
HAI Hospitality, Inc.	Hotels, Restaurants & Leisure		S + 5.50%	12/06/28	4,362	(29)	(44)	(7) (8) (9)
HAI Hospitality, Inc.	Hotels, Restaurants & Leisure		S + 5.50%	12/06/28	1,636	(11)	(16)	(7) (8) (9)
KBP BRANDS, LLC	Hotels, Restaurants & Leisure	9.49%	S + 5.50%	05/26/27	21,055	20,950	20,634	(7) (8)
KBP BRANDS, LLC	Hotels, Restaurants & Leisure	9.47%	S + 5.50%	05/26/27	10,226	10,175	10,021	(7) (8)
Khoros, LLC (fka Lithium Technologies, Inc.)	Interactive Media & Services	10.00%	10.00%	05/23/30	12,518	12,113	12,048	(6) (8)
SugarCRM Inc.	Software	8.77%	S + 5.00%	07/30/27	26,637	26,495	26,370	(7) (8)
SugarCRM Inc.	Software		S + 5.00%	07/30/27	2,128	(11)	(21)	(7) (8) (9)
Total 1st Lien/Senior Secured Debt						167,788	165,081

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Initial Acquisition Date(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (10) - 24.8%
Streamland Media Midco LLC	Entertainment		S + 6.50% (Incl. 5.50% PIK)		04/02/29	$11,135	$9,410	$5,763	(6) (8) (11)
Ej2 Communications, Inc. (dba Flashpoint)	IT Services		S + 7.72% (Incl. 3.53% PIK)		06/30/27	28,543	27,549	24,261	(7) (8) (11)
Ej2 Communications, Inc. (dba Flashpoint)	IT Services		S + 7.72% (Incl. 3.53% PIK)		06/30/27	3,899	3,763	3,314	(7) (8) (11)
K2 Towers II, LLC	Wireless Telecommunication Services	8.28%	S + 4.58%		05/02/29	20,469	19,210	19,260	(7) (8) (9)
Octagon Towers LLC	Wireless Telecommunication Services	8.65%	S + 4.98%		09/04/28	16,913	16,726	16,736	(7) (8) (9)
Peppertree Towers, LLC	Wireless Telecommunication Services	8.28%	S + 4.58%		05/15/29	11,745	10,614	10,634	(7) (8) (9)
Total 1st Lien/Last-Out Unitranche							87,272	79,968
2nd Lien/Senior Secured Debt - 11.9%
Wine.com, LLC	Beverages	15.93%	S + 12.00% PIK		04/01/28	$8,709	$8,877	$7,572	(6) (8)
Wine.com, LLC	Beverages	15.93%	S + 12.00% PIK		04/01/28	2,430	1,951	3,942	(6) (8) (9) (12)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products				11/11/27	16,405	—	9,351	(6) (8) (13)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK		05/11/27	12,850	11,531	17,347	(6) (8) (11)
Total 2nd Lien/Senior Secured Debt							22,359	38,212
Unsecured Debt -0.0%
Wine.com, Inc.	Beverages		S + 15.00% PIK	11/03/23	04/01/28	$27,186	$—	$—	(6) (8) (11) (12)
Wine.com, Inc.	Beverages		S + 15.00% PIK	11/03/23	04/01/28	15,680	4,042	—	(6) (8) (11) (12)
Wine.com, Inc.	Beverages		S + 15.00% PIK	11/03/23	04/01/28	9,535	9,488	—	(6) (8) (11)
Total Unsecured Debt							13,530	—
Total United States							$290,949	$283,261
Total Debt Investments							$290,949	$283,261

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Initial Acquisition Date(4)	Shares(5)	Cost	Fair Value	Footnotes
Equity Securities - 1.9%
United States - 1.9%
Common Stock - 1.0%
Elah Holdings, Inc.	Capital Markets	05/09/18	69,386	$3,354	$3,354	(6) (8) (13) (14)
Streamland Media Holdings LLC	Entertainment	03/31/25	100,941	4,055	—	(6) (8) (13)
Total Common Stock				7,409	3,354
Preferred Stock - 0.9%
Wine.com, LLC	Beverages	11/14/18	337,425	$2,900	$—	(6) (8) (13)
Wine.com, LLC	Beverages	03/03/21	78,199	1,933	—	(6) (8) (13)
Khoros, LLC (fka Lithium Technologies, Inc.)	Interactive Media & Services	05/23/25	133,523	5,739	2,864	(6) (8) (13)
Total Preferred Stock				10,572	2,864
Warrants - 0.0%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	05/29/20	2,974	$1,096	$—	(6) (8) (13)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	05/29/20	311	115	—	(6) (8) (13)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	06/22/20	62	23	—	(6) (8) (13)
Total Warrants				1,234	—
Total United States				$19,215	$6,218
Total Equity Securities				$19,215	$6,218
Total Investments - 89.7%				$310,164	$289,479
Investments in Affiliated Money Market Fund - 48.8%
United States - 48.8%
Goldman Sachs Financial Square Government Fund - Institutional Shares			157,670,638	$157,671	$157,671	(7) (15) (16)
Total United States				$157,671	$157,671
Total Investments in Affiliated Money Market Fund				$157,671	$157,671
Total Investments and Investments in Affiliated Money Market Fund - 138.5%				$467,835	$447,150

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments".
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the SOFR including SOFR adjustment, if any, ("S") at the borrower’s option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of March 31, 2026, 1 month S was 3.66%, 3 month S was 3.68% and 6 month S was 3.70%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2026.
(4)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of March 31, 2026, the aggregate fair value of these securities is $6,218 or 1.9% of the Company's net assets. The initial acquisition dates have been included for such securities.
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
(9)
Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on a loan. The negative fair value, if applicable, is the result of the capitalized discount on a loan. See Note 7 "Commitments and Contingencies".
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
(11)
The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(12)
The Company sold a participating interest of the portfolio company’s second lien senior secured loan and unsecured debt. As the transaction did not qualify for sale accounting in accordance with GAAP (as defined below), the Company recorded a corresponding $1,947 secured borrowing at fair value, which is included in “secured borrowings” in the accompanying Consolidated Statements of Financial Condition. As of March 31, 2026, the interest rate in effect for the secured borrowing was 15.93% and S + 15% PIK for the second lien senior secured loan and unsecured debt, respectively. See Note 2 "Significant Accounting Policies".
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
(16)
The annualized seven-day yield as of March 31, 2026 is 3.56%.

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
(9)
Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on a loan. The negative fair value, if applicable, is the result of the capitalized discount on a loan. See Note 7 "Commitments and Contingencies".
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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on March 3, 2026. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Prepayment premiums	$—	$170
Accelerated amortization of upfront loan origination fees and unamortized discounts	$324	$556

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2026, the Company had certain investments held in four portfolio companies on non-accrual status, which represented 21.2% and 17.5% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2025, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 9.9% and 7.1% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (in such capacity, the "Custodian"). As of March 31, 2026 and December 31, 2025, the Company held an aggregate cash balance of $27,915 and $7,396.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of, and amendments to, the JPM Term Loan Facility (as defined below). These costs are amortized using the straight-line method over the term of the JPM Term Loan Credit Facility. Deferred financing costs related to the JPM Term Loan Facility are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.

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

New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the consolidated financial statements. This ASU is effective for the annual periods beginning in January 2027, and interim periods beginning in January 2028 under a prospective approach. Early adoption and retrospective application are permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the Company’s financial condition, results of operations or cash flows.

3. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Overview

On April 11, 2016, the Company entered into an investment advisory and management agreement (the “Former Investment Advisory Agreement”) with the Investment Adviser. The Former Investment Advisory Agreement remained in effect until December 16, 2024. On December 17, 2024, the Company entered into an amended and restated investment advisory and management agreement (the “Investment Advisory Agreement”) with the Investment Adviser. The Investment Advisory Agreement will remain in full force and effect so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the Independent Directors in accordance with the requirements of the Investment Company Act, and (b) a vote of a majority of the Board of Directors or a majority of the Company's outstanding voting securities, as defined in the Investment Company Act. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Board of Directors or by vote of a majority of the Company’s outstanding voting securities, on the one hand, or by the Investment Adviser, on the other hand. The Investment Advisory Agreement will also automatically terminate in the event of its assignment (as defined in the Investment Company Act).

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

For the three months ended March 31, 2026 and 2025, Management Fees amounted to $746 and $882. As of March 31, 2026, $746 remained payable.

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

For the three months ended March 31, 2026 and 2025, the Company accrued unvested Incentive Fees of $386 and $660. As of March 31, 2026, $2,799 was payable in accordance with the terms of the Investment Advisory Agreement.

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

For the three months ended March 31, 2026 and 2025, there were no reimbursements from the Investment Adviser pursuant to this provision.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (in such capacity, the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s Custodian. Administration and Custodian fees are included in the Consolidated Statements of Operations in Other general and administrative expenses.

For the three months ended March 31, 2026 and 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $171 and $168. As of March 31, 2026, $307 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (in such capacity the “Transfer Agent”), registrar and disbursing agent. Transfer Agent fees are included in the Consolidated Statements of Operations in Other general and administrative expenses.

For the three months ended March 31, 2026 and 2025, the Company incurred expenses for services provided by the Transfer Agent of $13 and $24. As of March 31, 2026, $8 remained payable.

Affiliates

The table below presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31, 2026
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$139,844	$59,490	$(41,663)	$—	$—	$157,671	$1,298
Elah Holdings, Inc.	3,354	—	—	—	—	3,354	—
Total Non-Controlled Affiliates	$143,198	$59,490	$(41,663)	$—	$—	$161,025	$1,298
For the Year Ended December 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$288	$411,703	$(272,147)	$—	$—	$139,844	$2,893
Elah Holdings, Inc.	3,354	—	—	—	—	3,354	—
Total Non-Controlled Affiliates	$3,642	$411,703	$(272,147)	$—	$—	$143,198	$2,893

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of March 31, 2026 and December 31, 2025, there were $274 and $260, respectively, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-Investment Activity

In certain circumstances, the Company and certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”, which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On May 21, 2025, the SEC granted the exemptive relief (the “Relief”) to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants, which superseded the prior co-investment exemptive relief received on November 16, 2022, as amended on June 25, 2024 (the “Prior Relief”). If the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of the Company is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of the Company’s participation in the co-investment program. Furthermore, the Relief requires that any transaction fee (as described in the Relief) received by the Investment Adviser and/or a participant in connection with a co-investment transaction will be distributed to the participants on a pro rata basis based on the amounts they invested or committed, as the case may be, in such co-investment transaction.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2026		December 31, 2025
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$167,788	$165,081	$206,561	$204,984
1st Lien/Last-Out Unitranche	87,272	79,968	88,142	86,354
2nd Lien/Senior Secured Debt	22,359	38,212	21,917	28,835
Unsecured Debt	13,530	—	13,530	—
Preferred Stock	10,572	2,864	10,572	5,728
Common Stock	7,409	3,354	7,409	3,354
Warrants	1,234	—	1,234	—
Total	$310,164	$289,479	$349,365	$329,255

The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	March 31, 2026		December 31, 2025
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Wireless Telecommunication Services	16.1%	14.4%	14.2%	14.7%
Hotels, Restaurants & Leisure	13.7	12.3	18.3	18.9
IT Services	9.5	8.5	9.7	10.0
Building Products	9.2	8.3	4.8	4.9
Software	9.1	8.2	8.0	8.2
Consumer Staples Distribution & Retail	9.0	8.1	8.0	8.2
Ground Transportation	7.9	7.1	7.1	7.3
Entertainment	6.9	6.2	6.2	6.4
Interactive Media & Services	5.2	4.6	5.4	5.6
Commercial Services & Supplies	5.1	4.6	4.5	4.6
Beverages	4.0	3.6	4.0	4.1
Consumer Finance	3.1	2.8	3.0	3.1
Capital Markets	1.2	1.0	1.0	1.1
Specialty Retail	—	—	5.8	6.0
Total	100.0%	89.7%	100.0%	103.1%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2026	December 31, 2025
United States	100.0%	100.0%
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in First Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of March 31, 2026
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$165,081	Discounted cash flows	Discount Rate	8.8% - 29.8%	11.9%
1st Lien/Last-Out Unitranche	$46,630	Discounted cash flows	Discount Rate	8.4% - 12.4%	9.3%
	$5,763	Comparable multiples	EV/EBITDA(6)	—	9.2x
	$27,575	Comparable multiples	EV/Revenue	—	3.1x
2nd Lien/Senior Secured Debt	$19,338	Discounted cash flows	Discount Rate	2.6% - 9.8%	9.0%
	$9,351	Comparable multiples	EV/EBITDA(6)	—	8.6x
	$9,523	Comparable multiples	EV/Revenue	—	0.4x
Equity
Preferred Stock	$2,864	Discounted cash flows	Discount Rate	—	38.6%
Common Stock	$3,354	Discounted cash flows	Discount Rate	—	27.6%

As of December 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$204,984	Discounted cash flows	Discount Rate	8.9% - 17.8%	10.4%
1st Lien/Last-Out Unitranche	$51,336	Discounted cash flows	Discount Rate	8.2% - 11.9%	10.5%
	$7,506	Comparable multiples	EV/EBITDA(6)	—	8.7x
2nd Lien/Senior Secured Debt	$13,062	Discounted cash flows	Discount Rate	19.3% - 23.6%	22.2%
	$15,773	Comparable multiples	EV/EBITDA(6)	—	8.5x
Equity
Preferred Stock	$5,728	Discounted cash flows	Discount Rate	—	20.6%
Common Stock	$3,354	Discounted cash flows	Discount Rate	—	28.5%

(1)
As of March 31, 2026, the income approach was used in the determination of fair value for $231,049 or 81.6% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2026				December 31, 2025
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$165,081	$165,081	$—	$—	$204,984	$204,984
1st Lien/Last-Out Unitranche	—	—	79,968	79,968	—	—	86,354	86,354
2nd Lien/Senior Secured Debt	—	—	38,212	38,212	—	—	28,835	28,835
Unsecured Debt	—	—	—	—	—	—	—	—
Preferred Stock	—	—	2,864	2,864	—	—	5,728	5,728
Common Stock	—	—	3,354	3,354	—	—	3,354	3,354
Warrants	—	—	—	—	—	—	—	—
Affiliated Money Market Fund	157,671	—	—	157,671	139,844	—	—	139,844
Total assets	$157,671	$—	$289,479	$447,150	$139,844	$—	$329,255	$469,099

The table below presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2026
1st Lien/Senior Secured Debt	$204,984	$2,797	$—	$(1,131)	$(42,163)	$594	$—	$—	$165,081	$(1,213)
1st Lien/Last-Out Unitranche	86,354	(655)	—	(5,516)	(240)	25	—	—	79,968	(5,516)
2nd Lien/Senior Secured Debt	28,835	422	—	8,936	—	19	—	—	38,212	8,935
Unsecured Debt	—	—	—	—	—	—	—	—	—	—
Preferred Stock	5,728	—	—	(2,864)	—	—	—	—	2,864	(2,864)
Common Stock	3,354	—	—	—	—	—	—	—	3,354	—
Warrants	—	—	—	—	—	—	—	—	—	—
Total assets	$329,255	$2,564	$—	$(575)	$(42,403)	$638	$—	$—	$289,479	$(658)
For the Three Months Ended March 31, 2025
1st Lien/Senior Secured Debt	$419,988	$16,788	$(13,060)	$7,147	$(98,210)	$919	$—	$—	$333,572	$(5,282)
1st Lien/Last-Out Unitranche	142,219	9,765	—	311	(108)	144	—	—	152,331	310
2nd Lien/Senior Secured Debt	16,934	370	—	1,616	—	(24)	—	—	18,896	1,617
Unsecured Debt	-	—	—	—	—	—	—	—	—	—
Preferred Stock	-	—	—	—	—	—	—	—	—	—
Common Stock	3,354	4,055	(1,232)	1,232	—	—	—	—	7,409	(1)
Warrants	—	—	—	—	—	—	—	—	—	—
Total assets	$582,495	$30,978	$(14,292)	$10,306	$(98,318)	$1,039	$—	$—	$512,208	$(3,356)

(1)
Purchases may include PIK, capitalized fees, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2026 and December 31, 2025, approximates its carrying value because the JPM Term Loan Facility has variable interest based on selected short-term rates.

6. DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of March 31, 2026, $148,432 in principal amount was outstanding under the JPM Term Loan Facility. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 318% and 315%.

The Company’s outstanding debt was as follows:

	March 31, 2026			December 31, 2025
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Term Loan Facility	$170,300	$21,868	$148,432	$170,300	$21,868	$148,432

The weighted average interest rates of the aggregate borrowings outstanding for the three months ended March 31, 2026 was 6.15% and for the year ended December 31, 2025 was 6.76%. The average debt of the aggregate borrowings outstanding for the three months ended March 31, 2026 was $148,432 and for the year ended December 31, 2025 was $211,962.

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

The JPM Term Loan Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Term Loan Facility contains customary events of default for similar financing transactions, including if a change of control of SPV II occurs or if the Company were no longer the portfolio manager of SPV II. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Term Loan Facility immediately due and payable. As of March 31, 2026, the Company and SPV II were in compliance with these covenants.

Costs of $1,006 were incurred in connection with obtaining and amending the JPM Term Loan Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition, and amortized over the life of the JPM Term Loan Facility using the straight-line method. As of March 31, 2026 and December 31, 2025, outstanding deferred financing costs were $561 and $649.

The table below presents summary information regarding the JPM Term Loan Facility:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$2,250	$4,878
Facility fees	47	—
Amortization of financing costs	88	82
Total	$2,385	$4,960
Weighted average interest rate	6.15%	6.87%
Average outstanding balance	$148,432	$288,132

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2026			December 31, 2025
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments		% of Capital Commitments Funded
Units	$162,882	$43,473	73%	$162,882	$43,473	(1)	73%

(1) See Note 8 Members Capital - Special Distribution for further information.

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of March 31, 2026, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	March 31, 2026	December 31, 2025
1st Lien/Senior Secured Debt
CDM Fitness Holdings, LLC	$1,083	$1,083
HAI Hospitality, Inc.	5,998	5,998
Keystone Purchaser LLC (dba Bridgeway)	947	545
Marquis Software Solutions Inc	171	171
Streamland Media Midco LLC	505	404
SugarCRM Inc.	2,128	2,128
VRC Companies, LLC (dba Vital Records Control)	443	443
Good Feet Worldwide LLC	—	1,112
PF Atlantic Holdco 2, LLC	—	1,539
Total 1st Lien/Senior Secured Debt	$11,275	$13,423
1st Lien/Last-Out Unitranche
K2 Towers II, LLC	$1,107	$939
Octagon Towers LLC	92	92
Peppertree Towers, LLC	1,053	1,053
Total 1st Lien/Last-Out Unitranche	$2,252	$2,084
2nd Lien/Senior Secured Debt
Wine.com, LLC	$480	$480
Total 2nd Lien/Senior Secured Debt	$480	$480
Total	$14,007	$15,987

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the three months ended March 31, 2026 and 2025.

Distributions

The table below reflects the distributions declared on the Company’s Units for the three months ended March 31, 2026 and 2025.

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Three Months Ended March 31, 2026
February 25, 2026	April 2, 2026	April 30, 2026	$1.75	(1)
For the Three Months Ended March 31, 2025
February 26, 2025	April 2, 2025	May 2, 2025	$0.59

(1) $ 1.34 is considered a return of capital distribution.

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

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended
	March 31, 2026	March 31, 2025

Net increase (decrease) in Members’ Capital from operations	$3,475	$7,059
Weighted average Units outstanding	14,884,897	14,884,897
Basic and diluted earnings (loss) per Unit	$0.23	$0.47

Diluted earnings (loss) per Unit equal basic earnings (loss) per Unit because there were no Unit equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The table below presents the schedule of financial highlights of the Company:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Per Unit Data:(1)
NAV, beginning of period	$21.46	$23.49
Net investment income	0.26	0.74
Net realized and unrealized gains (losses)(2)	(0.03)	(0.26)
Net increase (decrease) in Members' Capital from operations(2)	0.23	0.48
Total increase (decrease) in Members' Capital	0.23	0.48
NAV, end of period	$21.69	$23.97
Units outstanding, end of period	14,884,897	14,884,897
Weighted average units outstanding	14,884,897	14,884,897
Total return based on NAV(3)	1.07%	2.04%
Supplemental Data/Ratio(4):
Members’ Capital, end of period	$322,878	$356,769
Ratio of expenses (without incentive fees and interest and other debt expenses) to average Members’ Capital	1.75%	1.63%
Ratio of interest and other debt expenses to average Members’ Capital	3.01%	5.69%
Ratio of incentive fees to average Members’ Capital	0.12%	0.19%
Ratio of total expenses to average Members’ Capital	4.88%	7.51%
Ratio of net investment income to average Members’ Capital	5.25%	13.26%
Portfolio turnover	1%	5%

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

11. SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statements of Financial Condition have been evaluated through the date the consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

Distribution

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per Unit, including net investment income (if positive) for the period beginning April 1, 2026 through June 30, 2026, which will be payable on or about July 29, 2026 to Unitholders of record as of July 2, 2026.

Repayment and Termination of JPM Term Loan Facility

On April 29, 2026, the Company repaid in full the amounts outstanding under the JPM Term Loan Facility, and the JPM Term Loan Facility was terminated and all related liens were released in accordance with its terms.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through March 31, 2026, we originated approximately $2.35 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2025.

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

Leverage

We may borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of March 31, 2026 and December 31, 2025, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 318% and 315%. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as us, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if stockholders approve a proposal to do so. If a BDC receives stockholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the "Board of Directors" or the "Board") of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$167.79	$165.08	$206.56	$204.99
First Lien/Last-Out Unitranche	87.27	79.97	88.14	86.35
Second Lien/Senior Secured Debt	22.36	38.21	21.92	28.84
Unsecured Debt	13.53	—	13.53	—
Preferred Stock	10.57	2.87	10.57	5.73
Common Stock	7.41	3.35	7.41	3.35
Warrants	1.23	—	1.24	—
Total investments	$310.16	$289.48	$349.37	$329.26

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.0%	11.9%	10.0%	10.6%
First Lien/Last-Out Unitranche(2)(3)	5.1	5.6	7.8	8.5
Second Lien/Senior Secured Debt(2)	13.7	8.2	17.8	9.8
Unsecured Debt(2)	—	—	—	—
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	7.9%	9.4%	9.0%	9.7%

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

The decrease in total portfolio yield at amortized cost was primarily due to Ej2 Communications, Inc. (dba Flashpoint) being placed on non-accrual status and the exits of PF Atlantic Holdco 2, LLC and Good Feet Worldwide LLC. The increase in weighted average yield at fair value within First Lien/Senior Secured Debt was primarily due to the mark down of Marquis Software Solutions Inc. Within First Lien/Last-Out Unitranche, the decrease in weighted average yield at amortized cost and fair value was primarily due to Ej2 Communications, Inc. (dba Flashpoint) being placed on non-accrual status. Within Second Lien/Senior Secured Debt, the decrease in weighted average yield at amortized cost and at fair value was primarily driven by the maturity extension and mark down of Wine.com LLC.

The table below presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	March 31, 2026	December 31, 2025
Number of portfolio companies	16	18
Percentage of performing debt bearing a floating rate(1)	94.8%	95.9%
Percentage of performing debt bearing a fixed rate(1)(2)	5.2%	4.1%
Weighted average leverage (net debt/EBITDA)(3)	5.5x	5.0x
Weighted average interest coverage(3)	1.9x	2.3x
Median EBITDA(3)	$30.60 million	$39.15 million

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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of March 31, 2026 and December 31, 2025, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 26.2% and 24.6% of total debt investments at fair value.

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

	As of
	March 31, 2026		December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$26.20	9.1%	$—	—%
Grade 2	167.80	58.0	275.14	83.6
Grade 3	49.93	17.2	25.11	7.6
Grade 4	45.55	15.7	29.01	8.8
Total Investments	$289.48	100.0%	$329.26	100.0%

The increase in investments with Grade 1 investment performance rating was primarily driven by movement of investments with an aggregate fair value of $26.20 million from a Grade 2 investment performance rating due to potential exit. The decrease in investments with a Grade 2 investment performance rating was primarily driven by the exit of investments with an aggregate fair value of $40.01 million, in addition to the downgrade of investments with an aggregate fair value of $41.76 million to Grade 3 and Grade 4 investment performance ratings due to financial underperformance. The increase in investments with a Grade 3 investment performance rating was primarily driven by the movement of investments with an aggregate fair value of $15.77 million from a Grade 4 investment performance rating due to improved performance. The increase in investments with a Grade 4 investment performance rating was primarily driven by the movement of investments with an aggregate fair value of $31.91 million from a Grade 3 investment performance rating due to financial underperformance.

The table below shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2026		December 31, 2025
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$244.38	78.8%	$314.90	90.1%
Non-accrual	65.78	21.2	34.47	9.9
Total Investments	$310.16	100.0%	$349.37	100.0%

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

The table below shows our investment activity by investment type(1):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$1.01	$4.74
Total	$1.01	$4.74
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$40.17	$71.29
First Lien/Last-Out Unitranche	0.07	0.11
Total	$40.24	$71.40
Net increase (decrease) in portfolio	$(39.23)	$(66.66)
Number of existing portfolio companies with new investment commitments	1	1
Total new investment commitment amount in existing portfolio companies	$1.01	$4.74
Weighted average remaining term for new investment commitments (in years)(2)	3.0	4.0
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates	0.0%	0.0%
Weighted average yield on new debt and income producing investment commitments(3)	9.2%	12.6%
Weighted average yield on new investment commitments(4)	9.2%	12.6%
Weighted average yield on debt and income producing investments sold or repaid(5)	9.2%	13.4%
Weighted average yield on investments sold or repaid(6)	9.2%	13.4%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Total investment income	$8.02	$18.10
Net expenses	4.16	7.04
Net investment income	3.86	11.06
Net realized gain (loss) on investments	—	(14.29)
Net unrealized appreciation (depreciation) on investments	(0.38)	10.29
Net increase (decrease) in Members’ Capital from operations	$3.48	$7.06

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Interest income	$6.01	$15.51
Payment-in-kind income	0.68	2.32
Dividend income	1.30	0.08
Other income	0.03	0.19
Total investment income	$8.02	$18.10

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees, decreased from $15.51 million for the three months ended March 31, 2025 to $6.01 million for the three months ended March 31, 2026, primarily due to a decline in base interest rates in addition to the decrease in the size of our portfolio. The amortized cost of the portfolio decreased from $583.07 million as of March 31, 2025 to $310.16 million as of March 31, 2026.
•
Payment-in-kind income decreased from $2.32 million for the three months ended March 31, 2025 to $0.68 million for the three months ended March 31, 2026. The decrease was primarily due to the exits of investments accruing payment-in-kind income.
•
Dividend income increased from $0.08 million for the three months ended March 31, 2025 to $1.30 million for the three months ended March 31, 2026. The increase was primarily driven by the increase in average money market investments from $7.20 million for the three months ended March 31, 2025 to $146.85 million for the three months ended March 31, 2026.

Expenses

Our expenses were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Interest and other debt expenses	$2.38	$4.96
Management fees	0.75	0.88
Incentive fees	0.39	0.66
Professional fees	0.26	0.20
Directors’ fees	0.05	0.05
Other general and administrative expenses	0.33	0.29
Total expenses	$4.16	$7.04

In the table above:

•
Interest and other debt expenses decreased from $4.96 million for the three months ended March 31, 2025 to $2.38 million for the three months ended March 31, 2026. The decrease was primarily driven by the decrease in weighted average daily borrowings from $288.13 million for the three months ended March 31, 2025 to $148.43 million for the three months ended March 31, 2026.
•
Incentive Fees decreased from $0.66 million for the three months ended March 31, 2025 to $0.39 million for the three months ended March 31, 2026. The decrease was primarily driven by the decrease in the pre-incentive fee total return from $7.72 million for the three months ended March 31, 2025 to $3.87 million for the three months ended March 31, 2026.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(in millions)
Other, net	$—	$—
Country Fresh Holding Company Inc.	—	(1.23)
Streamland Media Midco LLC	—	(13.06)
Net realized gain (loss)	$—	$(14.29)

For the three months ended March 31, 2025, net realized losses were primarily driven by the restructuring of our first lien debt investment in Streamland Media Midco LLC, which resulted in realized loss of $13.06 million and the exit of our common stock investment in Country Fresh Holding Company Inc., which resulted in a realized loss of $1.23 million.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Unrealized appreciation	$11.03	$15.96
Unrealized depreciation	(11.41)	(5.67)
Net change in unrealized appreciation (depreciation) on investments	$(0.38)	$10.29

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended March 31, 2026
($ in millions)
Portfolio Company:
Chase Industries, Inc. (dba Senneca Holdings)	$10.93
PF Atlantic Holdco 2, LLC	0.07
VRC Companies, LLC (dba Vital Records Control)	0.03
Octagon Towers LLC	(0.09)
KBP BRANDS, LLC	(0.10)
Other, net(1)	(0.19)
Marquis Software Solutions Inc	(0.84)
Wine.com, LLC	(1.80)
Streamland Media Midco LLC	(1.90)
Khoros, LLC (fka Lithium Technologies, Inc.)	(2.88)
Ej2 Communications, Inc. (dba Flashpoint)	(3.61)
Total	$(0.38)

(1)
Includes gross unrealized depreciation of $(0.19) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2026 was primarily driven by the improved performance of Chase Industries, Inc. (dba Senneca Holdings), offset by financial underperformance of certain portfolio companies, most notably EJ2 Communications, Inc. (dba Flashpoint), Khoros, LLC (fka Lithium Technologies, Inc.), Streamland Media Midco LLC and Wine.com, LLC.

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

(1)
Includes gross unrealized appreciation of $0.26 million and gross unrealized depreciation of $(0.29) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities or issue other senior securities. We would expect that any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2026, there was $148.43 million in outstanding principal under the JPM Term Loan Facility. As of March 31, 2026 and December 31, 2025, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 318% and 315%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

We had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2026			December 31, 2025
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Units	$162.88	$43.47	73%	$162.88	$43.47	73%

We did not issue a capital drawdown for the three months ended March 31, 2026 and March 31, 2025.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (in such capacity, the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The table below shows our contractual obligations as of March 31, 2026:

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

In connection with the Merger, the lenders extended an aggregate principal amount of approximately $76.61 million (the “Merger Advance”) to finance a portion of the consideration payable to our members in the Merger.

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

The JPM Term Loan Facility also includes customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Term Loan Facility contains customary events of default for similar financing transactions, including if a change of control of SPV II occurs or if we were no longer the portfolio manager of SPV II. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Term Loan Facility immediately due and payable. As of March 31, 2026, the Company and SPV II were in compliance with these covenants.

For further details, see Note 6 “Debt—JPM Term Loan Facility” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2026, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2026	December 31, 2025
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$11.28	$13.42
First Lien/Last-Out Unitranche	2.25	2.09
Second Lien/Senior Secured Debt	0.48	0.48
Total	$14.01	$15.99

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Non-Accrual Investments, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025.

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

RECENT DEVELOPMENTS

Resignation of Director

Effective as of the close of business on March 31, 2026, Susan B. McGee resigned from the Board and all committees thereof.

Distributions

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period beginning January 1, 2026 through March 31, 2026, which will be payable on or about April 29, 2026 to Unitholders of record as of April 2, 2026.

Repayment and Termination of JPM Term Loan Facility

On April 29, 2026, we repaid in full the amounts outstanding under the JPM Term Loan Facility, and the JPM Term Loan Facility was terminated and all related liens were released in accordance with its terms.

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

As of March 31, 2026 and December 31, 2025, on a fair value basis, approximately 5.2% and 4.1%, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 94.8% and 95.9%, of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Term Loan Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2026 Consolidated Statements of Financial Condition, the table below shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2026 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$4.87	$(3.40)	$1.47
Up 200 basis points	3.25	(2.27)	0.98
Up 100 basis points	1.62	(1.13)	0.49
Up 75 basis points	1.22	(0.85)	0.37
Up 50 basis points	0.81	(0.57)	0.24
Up 25 basis points	0.41	(0.28)	0.13
Down 25 basis points	(0.41)	0.28	(0.13)
Down 50 basis points	(0.81)	0.57	(0.24)
Down 75 basis points	(1.22)	0.85	(0.37)
Down 100 basis points	(1.62)	1.13	(0.49)
Down 200 basis points	(3.25)	2.27	(0.98)
Down 300 basis points	(4.54)	3.40	(1.14)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 3, 2026. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

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

SILVER CAPITAL HOLDINGS LLC

Date: May 12, 2026	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: May 12, 2026	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: May 12, 2026	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)