Form 10-Q
period 2026-09-30
Silver Capital Holdings LLC
filed 2026-11-10
CIK 1674760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 10, 2026, there were 14,884,897 limited liability company common units outstanding.

SILVER CAPITAL HOLDINGS LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Silver Capital Holdings LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $289,885 and $346,011)	$238,001	$325,901
Non-controlled affiliated investments (cost of $3,354 and $3,354)	3,099	3,354
Controlled affiliated investments (cost of $10,229 and $ — )	3,474	—
Total investments, at fair value (amortized cost of $303,468 and $349,365)	$244,574	$329,255
Investments in affiliated money market fund (cost of $27,853 and $139,844)	27,853	139,844
Cash	6,939	7,396
Interest and dividends receivable	2,726	3,620
Deferred financing costs	—	649
Other assets	38	543
Total assets	$282,130	$481,307
Liabilities
Debt	$—	$148,432
Interest and other debt expenses payable	30	2,548
Management fees payable	710	737
Incentive fees payable	1,744	7,317
Secured borrowings	1,349	2,095
Professional fees payable	451	383
Payable for investments purchased	315	—
Accrued expenses and other liabilities	314	392
Total liabilities	$4,913	$161,904
Commitments and contingencies (Note 7)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Units (14,884,897 and 14,884,897 units issued and outstanding as of September 30, 2026 and December 31, 2025)	431,406	457,806
Distributable earnings (loss)	(154,189)	(138,403)
Total members’ capital	$277,217	$319,403
Total liabilities and members’ capital	$282,130	$481,307
Net asset value per unit	$18.62	$21.46

The accompanying notes are an integral part of these consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$4,610	$10,493	$15,123	$38,185
Payment-in-kind income	476	983	1,472	4,127
Other income	$45	61	99	315
From non-controlled affiliated investments:
Dividend income	272	387	2,285	1,591
Total investment income	$5,403	$11,924	$18,979	$44,218
Expenses:
Interest and other debt expenses	$—	$2,800	$3,680	$12,254
Management fees	710	767	2,202	2,447
Incentive fees	(1,212)	565	(669)	2,407
Professional fees	415	159	885	918
Administration and custodian fees	153	210	489	546
Directors’ fees	40	53	131	156
Other general and administrative expenses	155	106	354	295
Transaction costs	—	—	—	(413)
Total expenses	$261	$4,660	$7,072	$18,610
Net investment income	$5,142	$7,264	$11,907	$25,608
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$—	$20,049	$(60,506)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(12,619)	(2,178)	(34,241)	57,679
Non-controlled affiliated investments	(255)	—	(255)	—
Controlled affiliated investments	(3,481)	—	(3,481)	—
Net realized and unrealized gains (losses)	$(16,355)	$(2,178)	$(17,928)	$(2,827)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	$302	$—	$—	$—
Net increase (decrease) in members’ capital from operations	$(10,911)	$5,086	$(6,021)	$22,781
Weighted average units outstanding	14,884,897	14,884,897	14,884,897	14,884,897
Basic and diluted net investment income per unit	$0.35	$0.49	$0.80	$1.72
Basic and diluted earnings per unit	$(0.73)	$0.34	$(0.40)	$1.53

The accompanying notes are an integral part of these consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Members’ capital at beginning of period	$298,127	$312,692	$319,403	$349,710
Increase (decrease) in members’ capital from operations:
Net investment income	$5,142	$7,264	$11,907	$25,608
Net realized gain (loss)	—	—	20,049	(60,506)
Net change in unrealized appreciation (depreciation)	(16,355)	(2,178)	(37,977)	57,679
(Provision) benefit for unrealized appreciation/depreciation on investments	302	—	—	—
Net increase (decrease) in members’ capital from operations	$(10,911)	$5,086	$(6,021)	$22,781
Distributions to unitholders from:
Return of capital	$(6,400)	$—	$(26,400)	$(45,881)
Distributable earnings	$(3,599)	(6,401)	(9,765)	(15,233)
Total distributions to unitholders	$(9,999)	$(6,401)	$(36,165)	$(61,114)
Total increase (decrease) in members’ capital	$(20,910)	$(1,315)	$(42,186)	$(38,333)
Members’ capital at end of period	$277,217	$311,377	$277,217	$311,377
Distributions per unit	$0.67	$0.43	$2.42	$4.10

The accompanying notes are an integral part of these consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025

Cash flows from operating activities:
Net increase (decrease) in members’ capital from operations:	$(6,021)	$22,781
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(3,057)	(10,302)
Payment-in-kind interest capitalized	(1,696)	(4,269)
Investments in affiliated money market fund, net	111,991	(127,307)
Proceeds from sales of investments and principal repayments	72,066	263,282
Net realized (gain) loss on investments	(20,049)	60,506
Net change in unrealized (appreciation) depreciation on investments	37,977	(57,679)
Amortization of premium and accretion of discount, net	(1,306)	(2,873)
Amortization of deferred financing costs	670	255
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	894	(161)
(Increase) decrease in other assets	505	(84)
Increase (decrease) in interest and other debt expenses payable	(2,518)	(189)
Increase (decrease) in management fees payable	(27)	(190)
Increase (decrease) in incentive fees payable	(5,573)	2,005
Increase (decrease) in payable for investments purchased	315	149
Increase (decrease) in professional fees payable	68	(2,121)
Increase (decrease) in accrued expenses and other liabilities	(78)	(657)
Increase (decrease) in payable for units subscribed	—	(6,315)
Net cash provided by (used for) operating activities	$184,161	$136,831
Cash flows from financing activities:
Distributions paid	$(36,165)	$(66,473)
Financing costs paid	(21)	(426)
Repayments of debt	(148,432)	(144,700)
Net cash provided by (used for) financing activities	$(184,618)	$(211,599)
Net (decrease) increase in cash	(457)	(74,768)
Cash, beginning of period	7,396	79,248
Cash, end of period	$6,939	$4,480
Supplemental and non-cash activities
Interest expense paid	$5,341	$12,187
Exchange of investments	$31,770	$41,278

The accompanying notes are an integral part of these consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of September 30, 2026

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 86.4%
United States - 86.4%
1st Lien/Senior Secured Debt - 46.0%
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	9.40%	S + 5.50%	06/29/27	$14,715	$14,682	$14,678	(5) (6)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.50%	06/29/27	443	(1)	(1)	(5) (6) (7)
Marquis Software Solutions Inc	Consumer Finance		S + 5.25%	11/29/26	9,099	8,969	3,144	(6) (8) (9)
Marquis Software Solutions Inc	Consumer Finance		S + 5.25%	11/29/26	1,076	890	200	(6) (7) (8) (9)
Marquis Software Solutions Inc	Consumer Finance		S + 5.25%	11/29/26	375	370	130	(6) (8) (9)
Streamland Media Midco LLC	Entertainment		S + 5.50% (Incl. 1.00% PIK)	04/02/29	11,973	11,571	6,016	(5) (6) (9)
Streamland Media Midco LLC	Entertainment	10.75%	S + 5.50% (Incl. 1.00% PIK)	04/02/29	2,828	2,828	2,828	(5) (6)
Streamland Media Midco LLC	Entertainment		S + 5.50% (Incl. 1.00% PIK)	04/02/29	1,689	1,653	849	(5) (6) (9)
Keystone Purchaser LLC (dba Bridgeway)	Ground Transportation	10.09%	S + 5.75%	05/07/27	19,055	19,002	18,864	(6)
Keystone Purchaser LLC (dba Bridgeway)	Ground Transportation	10.09%	S + 5.75%	05/07/27	2,550	2,544	2,525	(6)
Keystone Purchaser LLC (dba Bridgeway)	Ground Transportation	10.06%	S + 5.75%	05/07/27	2,342	2,299	2,282	(6) (7)
HAI Hospitality, Inc.	Hotels, Restaurants & Leisure	9.42%	S + 5.50%	12/06/28	9,270	9,217	9,177	(6)
HAI Hospitality, Inc.	Hotels, Restaurants & Leisure		S + 5.50%	12/06/28	4,362	(23)	(44)	(6) (7)
HAI Hospitality, Inc.	Hotels, Restaurants & Leisure		S + 5.50%	12/06/28	1,636	(9)	(16)	(6) (7)
KBP BRANDS, LLC	Hotels, Restaurants & Leisure	9.29%	S + 5.25%	05/26/27	20,943	20,884	20,525	(6)
KBP BRANDS, LLC	Hotels, Restaurants & Leisure	9.29%	S + 5.25%	05/26/27	10,174	10,145	9,971	(6)
Khoros, LLC (fka Lithium Technologies, Inc.)	Interactive Media & Services	10.00%	10.00%	05/23/30	12,267	11,908	11,653	(5) (6)
SugarCRM Inc.	Software	9.00%	S + 5.00%	07/30/27	25,841	25,754	24,808	(6)
SugarCRM Inc.	Software		S + 5.00%	07/30/27	2,128	(7)	(85)	(6) (7)
Total 1st Lien/Senior Secured Debt						$142,676	$127,504

The accompanying notes are an integral part of these consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche - 26.4%
Streamland Media Midco LLC	Entertainment		S + 6.50% (Incl. 5.50% PIK)	04/02/29	$11,678	$9,383	$—	(5) (6) (9) (10)
Ej2 Communications, Inc. (dba Flashpoint)	IT Services		S + 7.72% (Incl. 3.53% PIK)	06/30/27	28,930	26,233	23,361	(6) (9) (10)
Ej2 Communications, Inc. (dba Flashpoint)	IT Services		S + 7.72% (Incl. 3.53% PIK)	06/30/27	3,951	3,583	3,191	(6) (9) (10)
K2 Towers II, LLC	Wireless Telecommunication Services	8.66%	S + 4.58%	05/02/29	20,469	19,233	19,260	(6) (7) (10)
Octagon Towers LLC	Wireless Telecommunication Services	9.06%	S + 4.98%	09/04/28	16,913	16,744	16,736	(6) (7) (10)
Peppertree Towers, LLC	Wireless Telecommunication Services	8.66%	S + 4.58%	05/15/29	11,745	10,625	10,633	(6) (7) (10)
Total 1st Lien/Last-Out Unitranche						85,801	73,181
2nd Lien/Senior Secured Debt - 14.0%
Wine.com, LLC	Beverages		S + 12.00% PIK	04/01/28	$9,420	$9,085	$3,721	(5) (6) (9)
Wine.com, LLC	Beverages		S + 12.00% PIK	04/01/28	2,589	1,997	2,744	(5) (6) (7) (9) (11)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products	10.00%	10.00%	11/12/29	17,531	17,061	17,005	(5) (6)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products	10.00%	10.00% PIK	11/12/29	17,137	15,337	15,424	(5) (6)
Total 2nd Lien/Senior Secured Debt						43,480	38,894
Unsecured Debt -0.0%
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/01/28	$29,833	$—	$—	(5) (6) (9) (11)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/01/28	17,208	4,042	—	(5) (6) (9) (11)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/01/28	10,464	9,488	—	(5) (6) (9)
Total Unsecured Debt						13,530	—
Total United States						$285,487	$239,579
Total Debt Investments						$285,487	$239,579

The accompanying notes are an integral part of these consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Initial Acquisition Date	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 1.8%
United States - 1.8%
Common Stock - 1.1%
Elah Holdings, Inc.	Capital Markets	05/09/18	69,386	$3,354	$3,099	(5) (6) (12) (13) (14)
Streamland Media Holdings LLC	Entertainment	03/31/25	100,941	4,055	—	(5) (6) (13) (14)
Total Common Stock				7,409	3,099
Preferred Stock - 0.7%
Wine.com, LLC	Beverages	11/14/18	337,425	$2,900	$—	(5) (6) (13) (14)
Wine.com, LLC	Beverages	03/03/21	78,199	1,933	—	(5) (6) (13) (14)
Khoros, LLC (fka Lithium Technologies, Inc.)	Interactive Media & Services	05/23/25	133,523	5,739	1,896	(5) (6) (13) (14)
Total Preferred Stock				10,572	1,896
Total United States				$17,981	$4,995
Total Equity Securities				$17,981	$4,995
Total Investments - 88.2%				$303,468	$244,574
Investments in Affiliated Money Market Fund - 10.1%
United States - 10.1%
Goldman Sachs Central Government Fund - Institutional Shares			27,852,717	$27,853	$27,853	(15) (16)
Total United States				$27,853	$27,853
Total Investments in Affiliated Money Market Fund				$27,853	$27,853
Total Investments and Investments in Affiliated Money Market Fund - 98.3%				$331,321	$272,427

The accompanying notes are an integral part of these consolidated financial statements.

Silver Capital Holdings LLC

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the SOFR including SOFR adjustment, if any, ("S") at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of September 30, 2026, 1 month S was 3.91%, 3 month S was 4.08% and 6 month S was 4.27%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2026.
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
(7)
Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on a loan. The negative fair value, if applicable, is the result of the capitalized discount on a loan. See Note 7"Commitments and Contingencies".
(8)
As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 3 “Significant Agreements and Related Party Transactions”.
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
(11)
The Company sold a participating interest of the portfolio company’s second lien senior secured loan and unsecured debt. As the transaction did not qualify for sale accounting in accordance with GAAP (as defined below), the Company recorded a corresponding $1,349 secured borrowing at fair value, which is included in “secured borrowings” in the accompanying Consolidated Statements of Financial Condition. As of September 30, 2026, the interest rate in effect for the secured borrowing was S + 12.00% PIK and S + 15.00% PIK for the second lien senior secured loan and unsecured debt, respectively. See Note 2 "Significant Accounting Policies".
(12)
As defined in the Investment Company Act, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.
(13)
Non-income producing security.
(14)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of September 30, 2026, the aggregate fair value of these securities is $4,995 or 1.8% of the Company's net assets. The initial acquisition dates have been included for such securities.
(15)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(16)
The annualized seven-day yield as of September 30, 2026 is 3.97%.

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

Silver Capital Holdings LLC

Notes to the Consolidated Financial Statements

(in thousands, except unit and per unit amounts)

(Unaudited)

1. ORGANIZATION

Silver Capital Holdings LLC (the “Company”, formerly known as Goldman Sachs Private Middle Market Credit LLC, which term refers to either Silver Capital Holdings LLC, together with its consolidated subsidiaries, or Goldman Sachs Private Middle Market Credit LLC, together with its consolidated subsidiaries, as the context may require), was initially established on December 23, 2015 as Private Middle Market Credit LP, a Delaware limited partnership, converted to a Delaware limited liability company on April 4, 2016 and commenced investment operations on July 1, 2016. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act. In addition, the Company has elected to be treated as a regulated investment company (“RIC”) and the Company expects to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2016.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on March 3, 2026. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Prepayment premiums	$—	$—	$—	$253
Accelerated amortization of upfront loan origination fees and unamortized discounts	$7	$478	$495	$1,438

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2026, the Company had certain investments held in four portfolio companies on non-accrual status, which represented 28.8% and 17.7% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2025, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 9.9% and 7.1% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (in such capacity, the "Custodian"). As of September 30, 2026 and December 31, 2025, the Company held an aggregate cash balance of $6,939 and $7,396.

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

Silver Capital Holdings LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of, and amendments to, the JPM Term Loan Facility (as defined below). These costs are amortized using the straight-line method over the term of the JPM Term Loan Facility. Deferred financing costs related to the JPM Term Loan Facility are presented separately as an asset in the Consolidated Statements of Financial Condition. The JPM Term Loan Facility was prepaid in full on April 29, 2026, and terminated effective May 31, 2026. For additional information see Note 6 “Debt”.

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

Secured Borrowings

The Company may enter into sales agreements to participate all or a portion of its investments to third parties. Under Topic ASC 860, Transfers and Servicing, certain loan sales do not qualify for sale accounting because these sales do not meet the definition of a “participating interest” as defined in the guidance, in order for sale treatment to be allowed. Sales that do not meet the definition of a participating interest or are not eligible for sales accounting remain as an investment in the Consolidated Statements of Financial Condition as required under GAAP and the proceeds are recorded as secured borrowing. Secured borrowings are carried at fair value and have been categorized as Level 3 within the fair value hierarchy.

Segment Reporting

In accordance with ASC 280 – Segment reporting, the Company has determined that it operates through a single operating and reporting segment with the investment objectives to generate current income and, to a lesser extent, capital appreciation through direct origination of secured debt, unsecured debt and select equity investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officers, chief financial officer and chief operating officer. The CODM uses Net increase (decrease) in members' capital from operations in the Consolidated Statements of Operations to assess the Company’s performance and allocate resources. The evaluation and assessment of this metric is used in implementing investment policy decisions, managing the Company’s portfolio, evaluation of the Company’s distribution policy and assessing the performance of the portfolio. As the Company's operations comprise of a single reporting segment, the segment assets are reflected in the accompanying Consolidated Statements of Financial Condition as "Total assets" and the significant segment expenses are listed in the accompanying Consolidated Statements of Operations.

New Accounting Pronouncements

In November 2024, the FASB issued Accounting Standard Update (“ASU”) No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the consolidated financial statements. This ASU is effective for the annual periods beginning in January 2027, and interim periods beginning in January 2028 under a prospective approach. Early adoption and retrospective application are permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the Company’s financial condition, results of operations or cash flows.

In September 2026, the FASB issued ASU No. 2026-03, “Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions.” This ASU requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. This ASU is effective for the Company for the annual and interim periods beginning in January 2028 under a prospective approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

Management Fee

The Company pays the Investment Adviser a management fee (the “Management Fee”), payable quarterly in arrears, equal to 0.25% (i.e., an annual rate of 1.00%) of the average of the NAV of the Company (including un-invested cash and cash equivalents) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company's NAV as of such quarter-end). The Management Fee for any partial quarter will be appropriately prorated. The Investment Adviser waives a portion of its management fee payable by the Company in an amount equal to the management fees it earns as an investment adviser, if any, for any affiliated money market funds in which the Company invests.

For the three and nine months ended September 30, 2026, Management Fees amounted to $710 and $2,202. As of September 30, 2026, $710 remained payable. For the three and nine months ended September 30, 2025, Management fees amounted to $767 and $2,447.

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

For the three and nine months ended September 30, 2026, the Company accrued unvested Incentive Fees of $(1,212) and $(669). As of September 30, 2026, $1,744 was payable in accordance with the terms of the Investment Advisory Agreement. For the three and nine months ended September 30, 2025, the company accrued unvested Incentive Fees of $565 and $2,407.

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

For the three and nine months ended September 30, 2026 and 2025, there were no reimbursements from the Investment Adviser pursuant to this provision.

Silver Capital Holdings LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (in such capacity, the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s Custodian. Administration and Custodian fees are included in the Consolidated Statements of Operations in Administration and custodian fees.

For the three and nine months ended September 30, 2026, the Company incurred expenses for services provided by the Administrator and the Custodian of $153 and $489. As of September 30, 2026, $124 remained payable. For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $210 and $546.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (in such capacity the “Transfer Agent”), registrar and disbursing agent. Transfer Agent fees are included in the Consolidated Statements of Operations in Other general and administrative expenses.

For the three and nine months ended September 30, 2026, the Company incurred expenses for services provided by the Transfer Agent of $13 and $38. As of September 30, 2026, $8 remained payable. For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $1 and $48.

Affiliates

The table below presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Nine Months Ended September 30, 2026
Controlled Affiliates
Marquis Software Solutions Inc	$—	$6,955	$—	$—	$(3,481)	$3,474	$—
Total Controlled Affiliates	$—	$6,955	$—	$—	$(3,481)	$3,474	$—
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$139,844	$166,543	$(306,387)	$—	$—	$—	$2,206
Goldman Sachs Central Government Fund - Institutional Shares	—	29,127	(1,274)	—	—	27,853	79
Elah Holdings, Inc.	3,354	—	—	—	(255)	3,099	—
Total Non-Controlled Affiliates	$143,198	$195,670	$(307,661)	$—	$(255)	$30,952	$2,285
Total Affiliates	$143,198	$202,625	$(307,661)	$—	$(3,736)	$34,426	$2,285
For the Year Ended December 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$288	$411,703	$(272,147)	$—	$—	$139,844	$2,893
Elah Holdings, Inc.	3,354	—	—	—	—	3,354	—
Total Non-Controlled Affiliates	$3,642	$411,703	$(272,147)	$—	$—	$143,198	$2,893

(1)
Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement at fair value of an existing portfolio company transferred into this affiliate category at the beginning of the period the transfer occurred.
(2)
Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement at fair value of an existing portfolio company transferred out of this affiliate category at the beginning of the period the transfer occurred.

Silver Capital Holdings LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of September 30, 2026 and December 31, 2025, there were $319 and $260, respectively, included within Professional fees payable paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-Investment Activity

In certain circumstances, the Company and certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”, which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On May 21, 2025, the SEC granted the exemptive relief (the “Relief”) to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants, which superseded the prior co-investment exemptive relief received on November 16, 2022, as amended on June 25, 2024. If the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of the Company is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of the Company’s participation in the co-investment program. Furthermore, the Relief requires that any transaction fee (as described in the Relief) received by the Investment Adviser and/or a participant in connection with a co-investment transaction will be distributed to the participants on a pro rata basis based on the amounts they invested or committed, as the case may be, in such co-investment transaction.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2026		December 31, 2025
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$142,676	$127,504	$206,561	$204,984
1st Lien/Last-Out Unitranche	85,801	73,181	88,142	86,354
2nd Lien/Senior Secured Debt	43,480	38,894	21,917	28,835
Unsecured Debt	13,530	—	13,530	—
Preferred Stock	10,572	1,896	10,572	5,728
Common Stock	7,409	3,099	7,409	3,354
Warrants	—	—	1,234	—
Total	$303,468	$244,574	$349,365	$329,255

The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	September 30, 2026		December 31, 2025
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Wireless Telecommunication Services	19.1%	16.8%	14.2%	14.7%
Hotels, Restaurants & Leisure	16.2	14.3	18.3	18.9
Building Products	13.3	11.7	4.8	4.9
IT Services	10.8	9.6	9.7	10.0
Software	10.1	8.9	8.0	8.2
Ground Transportation	9.7	8.5	7.1	7.3
Commercial Services & Supplies	6.0	5.3	4.5	4.6
Interactive Media & Services	5.5	4.9	5.4	5.6
Entertainment	4.0	3.5	6.2	6.4
Beverages	2.6	2.3	4.0	4.1
Consumer Finance	1.4	1.3	3.0	3.1
Capital Markets	1.3	1.1	1.0	1.1
Consumer Staples Distribution & Retail	—	—	8.0	8.2
Specialty Retail	—	—	5.8	6.0
Total	100.0%	88.2%	100.0%	103.1%

Silver Capital Holdings LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2026	December 31, 2025
United States	100.0%	100.0%
Total	100.0%	100.0%

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

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2026				December 31, 2025
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$127,504	$127,504	$—	$—	$204,984	$204,984
1st Lien/Last-Out Unitranche	—	—	73,181	73,181	—	—	86,354	86,354
2nd Lien/Senior Secured Debt	—	—	38,894	38,894	—	—	28,835	28,835
Unsecured Debt	—	—	—	—	—	—	—	—
Preferred Stock	—	—	1,896	1,896	—	—	5,728	5,728
Common Stock	—	—	3,099	3,099	—	—	3,354	3,354
Affiliated Money Market Fund	27,853	—	—	27,853	139,844	—	—	139,844
Total assets	$27,853	$—	$244,574	$272,427	$139,844	$—	$329,255	$469,099

Silver Capital Holdings LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in First Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of September 30, 2026
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$117,165	Discounted cash flows	Discount Rate	10.6% - 15.5%	13.1%
	$1,390	Comparable multiples	EV/Revenue	—	0.3x
	$8,949	Comparable multiples	EV/EBITDA(6)	6.0x - 6.8x	6.6x
1st Lien/Last-Out Unitranche	$46,629	Discounted cash flows	Discount Rate	9.6% - 13.9%	10.8%
	$26,552	Comparable multiples	EV/Revenue	—	3.0x
2nd Lien/Senior Secured Debt	$34,140	Discounted cash flows	Discount Rate	10.8% - 13.4%	12.1%
	$4,754	Comparable multiples	EV/Revenue	—	0.3x
Equity
Preferred Stock	$1,896	Discounted cash flows	Discount Rate	—	41.4%
Common Stock	$3,099	Discounted cash flows	Discount Rate	—	29.8%

As of December 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$204,984	Discounted cash flows	Discount Rate	8.9% - 17.8%	10.4%
1st Lien/Last-Out Unitranche	$51,336	Discounted cash flows	Discount Rate	8.2% - 11.9%	10.5%
	$7,506	Comparable multiples	EV/EBITDA(6)	—	8.7x
2nd Lien/Senior Secured Debt	$13,062	Discounted cash flows	Discount Rate	19.3% - 23.6%	22.2%
	$15,773	Comparable multiples	EV/EBITDA(6)	—	8.5x
Equity
Preferred Stock	$5,728	Discounted cash flows	Discount Rate	—	20.6%
Common Stock	$3,354	Discounted cash flows	Discount Rate	—	28.5%

(1)
As of September 30, 2026, the income approach was used in the determination of fair value for $197,934 or 82.6% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

Silver Capital Holdings LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

The table below presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2026
1st Lien/Senior Secured Debt	$204,984	$5,720	$—	$(13,596)	$(70,517)	$913	$—	$—	$127,504	(13,713)
1st Lien/Last-Out Unitranche	86,354	(2,033)	—	(10,832)	(385)	77	—	—	73,181	(10,832)
2nd Lien/Senior Secured Debt	28,835	32,897	21,283	(11,503)	(32,934)	316	—	—	38,894	(7,261)
Unsecured Debt	—	—	—	—	—	—	—	—	—	—
Preferred Stock	5,728	—	—	(3,832)	—	—	—	—	1,896	(3,832)
Common Stock	3,354	—	—	(255)	—	—	—	—	3,099	(255)
Warrants	—	—	(1,234)	1,234	—	—	—	—	—	—
Total assets	$329,255	$36,584	$20,049	$(38,784)	$(103,836)	$1,306	$—	$—	$244,574	$(35,893)
For the Nine Months Ended September 30, 2025
1st Lien/Senior Secured Debt	$419,988	$34,660	$(59,274)	$53,809	$(236,472)	$2,276	$—	$—	$214,987	$(994)
1st Lien/Last-Out Unitranche	142,219	10,358	—	256	(68,088)	674	—	—	85,419	(1,642)
2nd Lien/Senior Secured Debt	16,934	1,139	—	6,517	—	(77)	—	—	24,513	6,516
Unsecured Debt	—	—	—	—	—	—	—	—	—	—
Preferred Stock	—	5,738	—	(1)	—	—	—	—	5,737	(2)
Common Stock	3,354	4,055	(1,232)	(2,823)	—	—	—	—	3,354	(4,055)
Warrants	—	—	—	—	—	—	—	—	—	—
Total assets	$582,495	$55,950	$(60,506)	$57,758	$(304,560)	$2,873	$—	$—	$334,010	$(177)

(1)
Purchases may include PIK, capitalized fees, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2026 and December 31, 2025, approximates its carrying value because the JPM Term Loan Facility has variable interest based on selected short-term rates.

6. DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of September 30, 2026, $0 in principal amount was outstanding under the term loan facility agreement between the Company and JPMorgan Chase Bank National Association (as amended, restated, supplemented or otherwise modified from time to time (the "JPM Term Loan Facility"). As of December 31, 2025, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 315%.

The Company’s outstanding debt was as follows:

	September 30, 2026			December 31, 2025
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Term Loan Facility	$—	$—	$—	$170,300	$21,868	$148,432

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

Costs of $1,027 were incurred in connection with obtaining and amending the JPM Term Loan Facility, which have been amortized over the life of the JPM Term Loan Facility using the straight-line method. As of September 30, 2026 and December 31, 2025, outstanding deferred financing costs were $0 and $649.

On April 29, 2026, the Company prepaid in full the JPM Term Loan Facility in the amount of $149,144 (the “Loan Payoff Amount”) comprised of principal, accrued but unpaid interest and all fees, expenses and other obligations. The JPM Term Loan Facility was terminated effective May 31, 2026, and all related liens were released in accordance with its terms.

The table below presents summary information regarding the JPM Term Loan Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$—	$2,667	$2,954	$11,904
Facility fees	—	43	56	95
Amortization of financing costs	—	90	670	255
Total	$—	$2,800	$3,680	$12,254
Weighted average interest rate	0.00%	6.78%	6.16%	6.82%
Average outstanding balance	$—	$155,964	$64,157	$233,371

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2026			December 31, 2025
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments		% of Capital Commitments Funded
Units	$162,882	$43,473	73%	$162,882	$43,473	(1)	73%

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

As of September 30, 2026, the Company believed that it had adequate financial resources to satisfy its unfunded commitments.

The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	September 30, 2026	December 31, 2025
1st Lien/Senior Secured Debt
HAI Hospitality, Inc.	$5,998	$5,998
Keystone Purchaser LLC (dba Bridgeway)	37	545
Marquis Software Solutions Inc	171	171
SugarCRM Inc.	2,128	2,128
VRC Companies, LLC (dba Vital Records Control)	443	443
CDM Fitness Holdings, LLC	—	1,083
Good Feet Worldwide LLC	—	1,112
PF Atlantic Holdco 2, LLC	—	1,539
Streamland Media Midco LLC	—	404
Total 1st Lien/Senior Secured Debt	$8,777	$13,423
1st Lien/Last-Out Unitranche
K2 Towers II, LLC	$1,107	$939
Octagon Towers LLC	92	92
Peppertree Towers, LLC	1,053	1,053
Total 1st Lien/Last-Out Unitranche	$2,252	$2,084
2nd Lien/Senior Secured Debt
Wine.com, LLC	$480	$480
Total 2nd Lien/Senior Secured Debt	$480	$480
Total	$11,509	$15,987

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the nine months ended September 30, 2026 and 2025.

Distributions

The table below reflects the distributions declared on the Company’s Units for the nine months ended September 30, 2026 and 2025.

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Nine Months Ended September 30, 2026
February 25, 2026	April 2, 2026	April 30, 2026	$1.75	(1)
May 6, 2026	July 2, 2026	July 29, 2026	$0.67	(2)
August 6, 2026	October 2, 2026	October 29, 2026	$0.37
For the Nine Months Ended September 30, 2025
February 26, 2025	April 2, 2025	May 2, 2025	$0.59
June 6, 2025	June 9, 2025	June 12, 2025	$1.64	(3)
June 25, 2025	June 25, 2025	June 27, 2025	$1.44	(4)
May 7, 2025	July 2, 2025	July 31, 2025	$0.43	(4)

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

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net increase (decrease) in Members’ Capital from operations	$(10,911)	$5,086	$(6,021)	$22,781
Weighted average Units outstanding	14,884,897	14,884,897	14,884,897	14,884,897
Basic and diluted earnings (loss) per Unit	$(0.73)	$0.34	$(0.40)	$1.53

Diluted earnings (loss) per Unit equals basic earnings (loss) per Unit because there were no Unit equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The table below presents the schedule of financial highlights of the Company:

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Per Unit Data:(1)
NAV, beginning of period	$21.46	$23.49
Net investment income	0.80	1.72
Net realized and unrealized gains (losses)(2)	(1.22)	(0.19)
Net increase (decrease) in Members' Capital from operations(2)	$(0.42)	$1.53
Distributions recorded:
From return of capital	(1.77)	(3.08)
From net investment income	(0.65)	(1.02)
Total distributions recorded	$(2.42)	$(4.10)
Total increase (decrease) in Members' Capital	$(2.84)	$(2.57)
NAV, end of period	$18.62	$20.92
Units outstanding, end of period	14,884,897	14,884,897
Weighted average units outstanding	14,884,897	14,884,897
Total return based on NAV(3)	(1.96)%	6.51%
Supplemental Data/Ratio(4):
Members’ Capital, end of period	$277,217	$311,377
Ratio of expenses (without incentive fees and interest and other debt expenses) to average Members’ Capital	1.77%	1.59%
Ratio of interest and other debt expenses to average Members’ Capital	1.61%	4.92%
Ratio of incentive fees to average Members’ Capital	(0.22)%	0.72%
Ratio of total expenses to average Members’ Capital	3.16%	7.23%
Ratio of net investment income to average Members’ Capital	5.13%	10.52%
Portfolio turnover	12%	11%

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

Silver Capital Holdings LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

11. SUBSEQUENT EVENTS

Distribution

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per Unit, including net investment income (if positive) for the period beginning October 1, 2026 through December 31, 2026, which will be payable on or about January 28, 2027 to Unitholders of record as of December 31, 2026.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2016. From our commencement of investment operations on July 1, 2016 through September 30, 2026, we originated approximately $2.35 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Leverage

We may borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). On April 29, 2026, the loan facility agreement between us and the JPMorgan Chase Bank National Association (as amended, restated, supplemented or otherwise modified from time to time, the "JPM Term Loan Facility") was repaid in full in the amount of $149.14 million (the "Loan Payoff Amount") comprised of principal, accrued but unpaid interest and all fees, expenses and other obligations. The JPM Term Loan Facility was terminated effective May 31, 2026 and all related liens were released in accordance with its terms. As of September 30, 2026 there was no outstanding amount under the JPM Term Loan Facility (as defined below). As of December 31, 2025, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 315%. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as us, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if stockholders approve a proposal to do so. If a BDC receives stockholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the "Board of Directors" or the "Board") of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$142.68	$127.50	$206.56	$204.99
First Lien/Last-Out Unitranche	85.80	73.18	88.14	86.35
Second Lien/Senior Secured Debt	43.48	38.89	21.92	28.84
Unsecured Debt	13.53	—	13.53	—
Preferred Stock	10.57	1.90	10.57	5.73
Common Stock	7.41	3.10	7.41	3.35
Warrants	—	—	1.24	—
Total investments	$303.47	$244.57	$349.37	$329.26

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.3%	11.1%	10.0%	10.6%
First Lien/Last-Out Unitranche(2)(3)	5.6	6.7	7.8	8.5
Second Lien/Senior Secured Debt(2)	9.3	10.5	17.8	9.8
Unsecured Debt(2)	—	—	—	—
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	6.9%	9.4%	9.0%	9.7%

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

The decrease in total portfolio yield at amortized cost and First Lien/Senior Secured Debt yield at amortized cost was primarily due to the additional positions being placed on non-accrual status as well as the exit of certain investments. Within First Lien/Last-Out Unitranche, the decrease in weighted average yield at amortized cost and at fair value were primarily due to Ej2 Communications, Inc. (dba Flashpoint) being placed on non-accrual status. Within Second Lien/Senior Secured Debt, the decrease in weighted average yield at amortized cost was primarily due to Wine.com, LLC being placed on non-accrual status and the restructure of Chase Industries, Inc. (dba Senneca Holdings).

The table below presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	September 30, 2026	December 31, 2025
Number of portfolio companies	15	18
Percentage of performing debt bearing a floating rate(1)	77.5%	95.9%
Percentage of performing debt bearing a fixed rate(1)(2)	22.5%	4.1%
Weighted average leverage (net debt/EBITDA)(3)	5.6x	5.0x
Weighted average interest coverage(3)	2.3x	2.3x
Median EBITDA(3)	$36.55 million	$39.15 million
Weighted average EBITDA(3)	$73.06 million	$58.94 million

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

Median EBITDA is based on our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. Weighted average EBITDA is weighted based on the fair value of our performing debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of September 30, 2026 and December 31, 2025, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 30.5% and 24.6% of total debt investments at fair value.

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

	As of
	September 30, 2026		December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	187.67	76.7	275.14	83.6
Grade 3	11.65	4.8	25.11	7.6
Grade 4	45.25	18.5	29.01	8.8
Total Investments	$244.57	100.0%	$329.26	100.0%

The decrease in investments with a Grade 2 investment performance rating was primarily driven by the exit of investments with an aggregate fair value of $66.29 million, in addition to the downgrade of investments with an aggregate fair value of $36.89 million to Grade 4 investment performance ratings due to financial underperformance. The decrease in investments with a Grade 3 investment performance rating was primarily driven by the downgrade of investments with an aggregate fair value of $6.47 million to Grade 4 investment performance ratings due to financial underperformance. The increase in investments with a Grade 4 investment performance rating was primarily driven by the downgrade of investments with an aggregate fair value of $36.89 million from a Grade 2 investment performance rating and $6.47 million from a Grade 3 investment performance rating due to financial underperformance. The increase was partially offset by the exit of an investment with an aggregate fair value of $15.77 million.

The table below shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2026		December 31, 2025
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$216.20	71.2%	$314.90	90.1%
Non-accrual	87.27	28.8	34.47	9.9
Total Investments	$303.47	100.0%	$349.37	100.0%

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

The table below shows our investment activity by investment type(1):

	For the Three Months Ended
	September 30, 2026	September 30, 2025
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$0.50	$1.21
Total	$0.50	$1.21
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$0.43	$42.16
First Lien/Last-Out Unitranche	0.07	67.74
Total	$0.50	$109.90
Net increase (decrease) in portfolio	$—	$(108.69)
Number of existing portfolio companies with new investment commitments	1	1
Total new investment commitment amount in existing portfolio companies	$0.50	1.21
Weighted average remaining term for new investment commitments (in years)(2)	2.5	3.5
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates	—%	—%
Weighted average yield on new debt and income producing investment commitments(3)	10.7%	9.8%
Weighted average yield on new investment commitments(4)	10.7%	9.8%
Weighted average yield on debt and income producing investments sold or repaid(5)	9.8%	11.6%
Weighted average yield on investments sold or repaid(6)	8.4%	11.6%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Total investment income	$5.40	$11.92	$18.98	$44.22
Total expenses	0.26	4.66	7.07	18.61
Net investment income	5.14	7.26	11.91	25.61
Net realized gain (loss) on investments	—	—	20.05	(60.50)
Net unrealized appreciation (depreciation) on investments	(16.36)	(2.17)	(37.98)	57.67
Income tax (provision) benefit, realized and unrealized gain/loss	0.31	—	—	—
Net increase (decrease) in Members’ Capital from operations	$(10.91)	$5.09	$(6.02)	$22.78

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Interest income	$4.61	$10.49	$15.12	$38.19
Payment-in-kind income	0.48	0.98	1.47	4.13
Dividend income	0.26	0.39	2.29	1.59
Other income	0.05	0.06	0.10	0.31
Total investment income	$5.40	$11.92	$18.98	$44.22

In the table above:

•
Interest income from investments decreased from $10.49 million and $38.19 million for the three and nine months ended September 30, 2025 to $4.61 million and $15.12 million for the three and nine months ended September 30, 2026. The decrease was primarily due to the decrease in the size of our portfolio. The amortized cost of the portfolio decreased from $357.42 million as of September 30, 2025 to $303.47 million as of September 30, 2026.
•
Payment-in-kind income decreased from $0.98 million and $4.13 million for the three and nine months ended September 30, 2025 to $0.48 million and $1.47 million for the three and nine months ended September 30, 2026. The decrease was primarily due to the exits of investments accruing payment-in-kind income.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Interest and other debt expenses	$—	$2.80	$3.68	$12.25
Management fees	0.71	0.77	2.20	2.45
Incentive fees	(1.21)	0.56	(0.67)	2.40
Professional fees	0.42	0.16	0.89	0.92
Administration and custodian fees	0.15	0.21	0.49	0.55
Directors’ fees	0.04	0.05	0.13	0.15
Other general and administrative expenses	0.15	0.11	0.35	0.30
Transaction Costs	—	—	—	(0.41)
Total expenses	$0.26	$4.66	$7.07	$18.61

In the table above:

•
Interest and other debt expenses decreased from $2.80 million and $12.25 million for the three and nine months ended September 30, 2025 to $0.00 million and $3.68 million for the three and nine months ended September 30, 2026. The decrease was primarily driven by the decrease in weighted average daily borrowings from $155.96 million and $233.37 million for the three and nine months ended September 30, 2025 to $0 million and $96.77 million for the three and nine months ended September 30, 2026.
•
Incentive Fees decreased from $0.56 million and $2.40 million for the three and nine months ended September 30, 2025 to ($1.21) million and ($0.67) million for the three and nine months ended September 30, 2026. The decrease was primarily driven by the decrease in the pre-incentive fee total return from $5.65 million and $25.18 million for the three and nine months ended September 30, 2025 to ($12.12) million and ($6.69) million for the three and nine months ended September 30, 2026.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in millions)
Chase Industries, Inc. (dba Senneca Holdings)	$—	$—	$21.28	$—
Other, net	—	—	—	(1.23)
KDOR Holdings Inc. (dba Senneca Holdings)	—	—	(1.23)	—
Streamland Media Midco LLC	—	—	—	(13.06)
Khoros, LLC (fka Lithium Technologies, Inc.)	—	—	—	(46.21)
Net realized gain (loss)	$—	$—	$20.05	$(60.50)

For the nine months ended September 30, 2026, net realized gains were primarily driven by the restructuring of our second lien debt investments in Chase Industries, Inc. (dba Senneca Holdings).

For the nine months ended September 30, 2025, net realized losses were primarily driven by the restructuring of our first lien debt investments in Khoros, LLC (fka Lithium Technologies, Inc.) and Streamland Media Midco LLC, which resulted in realized losses of $46.21 million and $13.06 million.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Unrealized appreciation	$0.26	$3.36	$1.35	$62.54
Unrealized depreciation	(16.62)	$(5.54)	(39.33)	$(4.87)
Net change in unrealized appreciation (depreciation) on investments	$(16.36)	$(2.18)	$(37.98)	$57.67

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
	($ in millions)
Portfolio Company:
Ej2 Communications, Inc. (dba Flashpoint)	$0.26	$(3.13)
KDOR Holdings Inc. (dba Senneca Holdings)	—	1.23
Keystone Purchaser LLC (dba Bridgeway)	(0.03)	(0.08)
KBP BRANDS, LLC	(0.03)	(0.16)
SugarCRM Inc.	(0.03)	(0.91)
Other, net(1)	(0.05)	(0.13)
Chase Industries, Inc. (dba Senneca Holdings)	(0.22)	(4.21)
Elah Holdings, Inc.	(0.26)	(0.26)
Khoros, LLC (fka Lithium Technologies, Inc.)	(1.14)	(4.04)
Wine.com, LLC	(1.22)	(6.49)
Marquis Software Solutions Inc	(3.48)	(6.43)
Streamland Media Midco LLC	(10.16)	(13.37)
Total	$(16.36)	$(37.98)

(1)
For the three and nine months ended September 30, 2026, Other, net includes gross unrealized appreciation of $0.00 million and $0.12 million, respectively, and gross unrealized depreciation of $(0.05) million and $(0.25) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended September 30, 2026 was primarily driven by the financial underperformance of Streamland Media Midco LLC and Marquis Software Solutions Inc.

Net change in unrealized appreciation (depreciation) in our investments for the nine months ended September 30, 2026 was primarily driven by the reversal of unrealized appreciation in connection with the aforementioned restructuring of our second lien debt investment in Chase Industries, Inc (dba Senneca Holdings), and the financial underperformance of Streamland Media Midco LLC, Wine.com, LLC, Marquis Software Solutions Inc , Khoros, LLC (fka Lithium Technologies, Inc.) and Ej2 Communications, Inc. (dba Flashpoint).

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
	($ in millions)
Portfolio Company:
Chase Industries, Inc. (dba Senneca Holdings)	$1.99	$6.39
Doxim, Inc.	0.81	1.90
Wine.com, LLC	0.25	0.04
ITS Buyer Inc (dba ITS Logistics)	0.11	0.01
Good Feet Worldwide LLC	0.08	0.03
KBP BRANDS, LLC	0.05	(0.33)
CorePower Yoga LLC	—	0.62
Country Fresh Holding Company Inc.	—	1.23
SPay, Inc. (dba Stack Sports)	—	2.12
Khoros, LLC (fka Lithium Technologies, Inc.)	(0.02)	41.36
SugarCRM Inc.	(0.03)	(0.08)
Ej2 Communications, Inc. (dba Flashpoint)	(0.03)	(0.09)
Other, net(1)	(0.04)	0.39
CDM Fitness Holdings, LLC	(0.05)	-
Marquis Software Solutions Inc	(0.05)	(0.15)
Streamland Media Midco LLC(2)	(1.94)	8.29
Streamland Media Holdings LLC	(3.31)	(4.06)
Total	$(2.18)	$57.67

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities or issue other senior securities. We would expect that any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.”As of September 30, 2026, we had no outstanding senior securities. As of December 31, 2025, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 315%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

We had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2026			December 31, 2025
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Units	$162.88	$43.47	73%	$162.88	$43.47	73%

We did not issue a capital drawdown for the nine months ended September 30, 2026 and 2025.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (in such capacity, the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable.Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2026, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2026	December 31, 2025
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$8.78	$13.42
First Lien/Last-Out Unitranche	2.25	2.09
Second Lien/Senior Secured Debt	0.48	0.48
Total	$11.51	$15.99

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

RECENT DEVELOPMENTS

Distributions

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period beginning October 1, 2026 through December 31, 2026, which will be payable on or about January 28, 2027 to Unitholders of record as of December 31, 2026.

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

As of September 30, 2026 and December 31, 2025, on a fair value basis, approximately 22.5% and 4.1%, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 77.5% and 95.9%, of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Term Loan Facility, which bore interest at a floating rate, were prepaid in full on April 29, 2026, and the JPM Term Loan Facility was terminated effective May 31, 2026 and all related liens were released in accordance with its terms.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2026 and December 31, 2025 Consolidated Statements of Financial Condition, the table below shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure. The table is not impacted by investments that are non-income producing, investments that are on non-accrual status, and assets and liabilities that are non-interest rate sensitive. Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2026 and December 31, 2025, it does not adjust for potential changes in credit markets or the credit quality of our investments that could affect net income. Changes in interest rate risk exposure are primarily driven by changes in the size and composition of our investment portfolio and borrowing structure, as well as changes in the reference rates applicable to our performing debt investments (excluding investments on non-accrual status).

	As of September 30, 2026			As of December 31, 2025
Basis Point Change	Interest Income	Interest Expense	Net Income	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$3.74	—	$3.74	$6.67	$(3.40)	$3.27
Up 200 basis points	2.50	—	2.50	4.45	(2.27)	2.18
Up 100 basis points	1.25	—	1.25	2.22	(1.13)	1.09
Up 75 basis points	0.94	—	0.94	1.67	(0.85)	0.82
Up 50 basis points	0.62	—	0.62	1.11	(0.57)	0.54
Up 25 basis points	0.31	—	0.31	0.56	(0.28)	0.28
Down 25 basis points	(0.31)	—	(0.31)	(0.56)	0.28	(0.28)
Down 50 basis points	(0.62)	—	(0.62)	(1.11)	0.57	(0.54)
Down 75 basis points	(0.94)	—	(0.94)	(1.67)	0.85	(0.82)
Down 100 basis points	(1.25)	—	(1.25)	(2.22)	1.13	(1.09)
Down 200 basis points	(2.50)	—	(2.50)	(4.45)	2.27	(2.18)
Down 300 basis points	(3.71)	—	(3.71)	(6.09)	3.40	(2.69)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SILVER CAPITAL HOLDINGS LLC

Date: November 10, 2026	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: November 10, 2026	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: November 10, 2026	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)